Form 10-Q
period 2009-06-30
ZETA ACQUISITION CORP II
filed 2009-08-14
CIK 1422142

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No  ☐
.
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 14, 2009.

ZETA ACQUISITION CORP. II

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Condensed Balance Sheets	1
	As of June 30, 2009 and December 31, 2008

	Condensed Statements of Operations	2
	For the Three and Six Months Ended June 30, 2009 and 2008 and
	For the Cumulative Period from November 16, 2007 (Inception) to June 30, 2009

	Condensed Statements of Cash Flows	3
	For the Six Months Ended June 30, 2009 and 2008 and
	For the Cumulative Period from November 16, 2007 (Inception) to June 30, 2009

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		12

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ZETA ACQUISITION CORP. II
(A Development Stage Company)
CONDENSED BALANACE SHEET

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,775	$7,508
Prepaid expenses	4,500	-
Total assets	$21,275	$7,508

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,907	$6,108
Notes payable, stockholders	25,000	-
Total liabilities	26,907	6,108

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Deficit accumulated during the development stage	(55,632)	(48,600)
Total stockholders' equity (deficit)	(5,632)	1,400
Total liabilities and stockholders' equity (deficit)	$21,275	$7,508

See accompanying notes.

ZETA ACQUISITION CORP. II
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Period From
	Three Months Ended		Six Months Ended		November 16, 2007
	June 30,		June 30,		(Inception) Through
	2009	2008	2009	2008	June 30, 2009
Operating expenses:
Formation costs	$-	$-	$-	$5,050	$15,643
General and administrative	3,545	11,243	6,950	15,277	39,907
Operating loss	(3,545)	(11,243)	(6,950)	(20,327)	(55,550)

Interest expense	82	-	82	-	82
Net loss	$(3,627)	$(11,243)	$(7,032)	$(20,327)	$(55,632)

Net loss per basic and diluted common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted-average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000	4,763,514

See accompanying notes.

ZETA ACQUISITION CORP. II
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Period From
	Six Months Ended		November 16, 2007
	June 30,		(Inception) Through
	2009	2008	June 30, 2009
Operating activities
Net loss	$(7,032)	$(20,327)	$(55,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accrued expenses	(4,201)	(4,500)	1,907
Increase in prepaid expenses	(4,500)	(2,250)	(4,500)
Net cash used in operating activities	(15,733)	(27,077)	(58,225)

Financing activities
Proceeds from notes payable, stockholders	25,000	-	35,000
Payments on notes payable, stockholders	-	-	(10,000)
Proceeds from issuance of common stock	-	-	50,000
Net cash provided by financing activities	25,000	-	75,000
Net increase (decrease) in cash and cash equivalents	9,267	(27,077)	16,775

Cash and cash equivalents at beginning of period	7,508	39,273	-
Cash and cash equivalents at end of period	$16,775	$12,196	$16,775

See accompanying notes.

ZETA ACQUISITION CORP. II
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)
June 30, 2009

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

Liquidity

Since its inception, the Company has generated no revenues and has incurred a net loss of $55,632.  Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities.  The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction.  In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources.  The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2009.  The Company considers the carrying value of cash and cash equivalents and notes payable, stockholders to approximate fair value due to their short maturity.

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

The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for other interim periods or the full year.

ZETA ACQUISITION CORP. II
(A Development Stage Company)
Notes to Condensed Financial Statements (continued)
(Unaudited)

1.  Nature of Operations and Significant Accounting Policies (continued)

Subsequent Events

The Company has evaluated subsequent events through August 14, 2009, the date the financial statements were issued.

Recently Issued Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

2.	Notes Payable, Stockholders

During 2009, the Company issued unsecured promissory notes to various stockholders of the Company.  The notes total $25,000, bear interest at 6% and are due on demand.

During 2007, the Company issued an unsecured promissory note to a stockholder and officer of the Company in the amount of $10,000. The note was non-interest bearing and was repaid from the proceeds of the sale of common stock.

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

The Company has approximately $8,345 in gross deferred tax assets at June 30, 2009 resulting from capitalized formation costs and net operating losses.  A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefit is uncertain.

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

Liquidity and Capital Resources

As of June 30, 2009, the Company had assets equal to $21,275, comprised of cash, cash equivalents and prepaid expenses.  This compares with assets of $7,508, comprised of cash and cash equivalents as of December 31, 2008. The Company’s current liabilities as of June 30, 2009 totaled $26,907, comprised accounts payable, accrued expenses and notes payable to stockholders. This compares with liabilities of $6,108, comprised of accounts payable and accrued expenses, as of December 31, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2009 and 2008 and for the cumulative period from November 16, 2007 (Inception) to June 30, 2009:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	For the Cumulative Period from November 16, 2007 (Inception) to June 30, 2009
Net Cash (Used in) Operating Activities	$(15,733)	$(27,077)	$(58,225)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$25,000	$-	$75,000
Net Increase (decrease) in Cash and Cash Equivalents	$9,267	$(27,077)	$16,775

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) to June 30, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2009, the Company had a net loss of $3,627 and $7,032, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Form 10-Q for the quarter ended March 31, 2009 filed in May of 2009.  This compares with a net loss of $11,243 and $20,327 for the three and six months ended June 30, 2008 consisting of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 and Form 10-Q for the quarter ended March 31, 2008 in May of 2008.

For the period from November 16, 2007 (Inception) to June 30, 2009, the Company had a net loss of $55,632 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

Item 4.  Controls and Procedures.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

Dated: August 14, 2009	ZETA ACQUISITION CORP. II

	By:	/s/ John Pappajohn
John Pappajohn
President and Director
Principal Executive Officer

	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer and Director
Principal Financial Officer