Form 10-Q
period 2010-03-31
ZETA ACQUISITION CORP II
filed 2010-05-17
CIK 1422142

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 17, 2010.

ZETA ACQUISITION CORP. II

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Condensed Balance Sheets	3
	As of March 31, 2010 and December 31, 2009

	Condensed Statements of Operations	4
	For the Three Months Ended March 31, 2010 and 2009 and
	For the Cumulative Period from November 16, 2007 (Inception) to March 31, 2010

	Condensed Statements of Cash Flows	5
	For the Three Months Ended March 31, 2010 and 2009 and
	For the Cumulative Period from November 16, 2007 (Inception) to March 31, 2010

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Removed and Reserved	12

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ZETA ACQUISITION CORP. II
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:

Cash and cash equivalents	$10,995	$11,142

Prepaid expenses	-	1,875

Total assets	$10,995	$13,017

Liabilities and stockholders' deficit
Current liabilities:

Accounts payable and accrued expenses	$8,897	$6,613

Notes payable, stockholders	25,000	25,000

Total liabilities	$33,897	$31,613

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-

Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500

Additional paid-in capital	49,500	49,500

Deficit accumulated during the development stage	(72,902)	(68,596)

Total stockholders' deficit	(22,902)	(18,596)

Total liabilities and stockholders' deficit	$10,995	$13,017

See accompanying notes.

ZETA ACQUISITION CORP. II
(A Development Stage Company)

Condensed Statements of Operations
(Unaudited)

			Cumulative
			Period From
	Three Months Ended		November 16, 2007
	March 31,		(Inception) Through
	2010	2009	March 31, 2010
Operating expenses:
Formation costs	$-	$-	$15,643
General and administrative	3,936	3,405	56,051
Operating loss	(3,936)	(3,405)	(71,694)

Interest expense	370	-	1,208
Net loss	$(4,306)	$(3,405)	$(72,902)

Net loss per basic and diluted common share	$(0.00)	$(0.00)	$(0.02)

Weighted-average number of common shares outstanding	5,000,000	5,000,000	4,838,337

See accompanying notes.

ZETA ACQUISITION CORP. II
(A Development Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			Period From
	Three Months Ended		November 16, 2007
	March 31,		(Inception) Through
	2010	2009	March 31, 2010
Operating activities
Net loss	$(4,306)	$(3,405)	$(72,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in prepaid expenses	1,875	-	-
Increase in accounts payable and accrued expenses	2,284	3,305	8,897
Net cash used in operating activities	(147)	(100)	(64,005)

Financing activities
Proceeds from notes payable, stockholders	-	-	35,000
Payments on notes payable, stockholders	-	-	(10,000)
Proceeds from issuance of common stock	-	-	50,000
Net cash provided by financing activities	-	-	75,000
Net increase (decrease) in cash and cash equivalents	(147)	(100)	10,995

Cash and cash equivalents at beginning of period	11,142	7,508	-
Cash and cash equivalents at end of period	$10,995	$7,408	$10,995

See accompanying notes.

ZETA ACQUISITION CORP. II
(A Development Stage Company)

Notes to Condensed Financial Statements
(Unaudited)
March 31, 2010

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

Liquidity

Since its inception, the Company has generated no revenues and has incurred a net loss of $72,902.  Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities.  The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction.  In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources.  The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to ASC Topic 820-10, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2010.  The Company considers the carrying value of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and notes payable, stockholders to approximate fair value due to their short maturity.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period.  The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Interim Financial Statements

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented.  This interim information should be read in conjunction with the financial statements and accompanying notes contained in the Company′s Form 10-K filed March 31, 2010.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

The Company has approximately $10,935 in gross deferred tax assets at March 31, 2010 resulting from capitalized start-up costs and net operating losses.  A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefit is uncertain.

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

Liquidity and Capital Resources

As of March 31, 2010, the Company had assets equal to $10,995, comprised of cash and cash equivalents.  This compares with assets of $13,017, comprised of cash and cash equivalents and prepaid expenses as of December 31, 2009. The Company’s current liabilities as of March 31, 2010 totaled $33,897, comprised of accounts payable, accrued expenses and notes payable to stockholders.  This compares with liabilities of $31,613, comprised of accounts payable, accrued expenses and notes payable to stockholders, as of December 31, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2010 and 2009 and for the cumulative period from November 16, 2007 (Inception) to March 31, 2010:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	For the Cumulative Period from November 16, 2007 (Inception) to March 31, 2010
Net Cash (Used in) Operating Activities	$(147)	$(100)	$(64,005)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$-	$75,000
Net Increase (decrease) in Cash and Cash Equivalents	$(147)	$(100)	$10,995

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) to March 31, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2010, the Company had a net loss of $4,306, consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.  This compares with a net loss of $3,405 for the three months ended March 31, 2009 consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the period from November 16, 2007 (Inception) to March 31, 2010, the Company had a net loss of $72,902 comprised exclusively of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the preparation and filing of the Company’s Registration Statement on Form 10-SB in February of 2008, and the preparation and filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 16, 2007.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

Dated: May 17, 2010	ZETA ACQUISITION CORP. II

	By:	/s/ John Pappajohn
John Pappajohn
President and Director
Principal Executive Officer

	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer and Director
Principal Financial Officer