Form 10-K
period 2013-12-31
ZETA ACQUISITION CORP II
filed 2014-03-31
CIK 1422142

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

As of December 31, 2013, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 31, 2014, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of this date the Company has not entered into any definitive agreement with any party regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek a business combination target located in any industry or location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 31, 2014, there were 4 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2013.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $6,283 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of December 31, 2013, the Company had assets equal to $8,783, comprised of cash, cash equivalents and prepaid expenses.  This compares with assets equal to $8,107, comprised of cash, cash equivalents and prepaid expenses as of December 31, 2012.  As of December 31, 2013, the Company had liabilities that totaled $133,025, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders. This compares with total liabilities of $103,648, comprised of accounts payable, accrued interest, and accrued expenses and notes payable to stockholders as of December 31, 2012. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2013 and 2012 and for the cumulative period from November 16, 2007 (Inception) to December 31, 2013:

	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012	For the Cumulative Period from November 16, 2007 (Inception) to December 31, 2013
Net Cash Used in Operating Activities	$(23,324)	$(24,518)	$(153,717)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$25,000	$25,000	$160,000
Net Increase in Cash and Cash Equivalents	$1,676	$482	$6,283

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) to December 31, 2013.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2013, the Company had a net loss of $28,701, comprised of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

For the fiscal year ended December 31, 2012, the Company had a net loss of $27,365, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

For the cumulative period from November 16, 2007 (Inception) to December 31, 2013, the Company had a net loss of $174,242 comprised of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the preparation and the filing of the Company’s Registration Statement on Form 10-SB in February of 2008, the filing of the Company’s periodic reports, and general, administrative, and interest expenses.

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

December 31, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Zeta Acquisition Corp. II
(A Development Stage Company)

We have audited the accompanying balance sheets of Zeta Acquisition Corp. II (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years ended December 31, 2013 and 2012, and the cumulative period from inception (November 16, 2007) to December 31, 2013.  Zeta Acquisition Corp. II's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeta Acquisition Corp. II (a development stage company), as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years ended December 31, 2013 and 2012, and the cumulative period from inception (November 16, 2007) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ LWBJ, LLP
West Des Moines, Iowa
March 31, 2014

ZETA ACQUISITION CORP. II
(A Development Stage Company)
Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$6,283	$4,607
Prepaid expenses	2,500	3,500
Total assets	$8,783	$8,107

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$350	$1,850
Accrued interest	17,175	11,298
Accrued expenses	5,500	5,500
Notes payable, stockholders	110,000	85,000
Total liabilities	133,025	103,648

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Deficit accumulated during the development stage	(174,242)	(145,541)
Total stockholders' deficit	(124,242)	(95,541)
Total liabilities and stockholders' deficit	$8,783	$8,107

The accompanying notes are an integral part of these financial statements

ZETA ACQUISITION CORP. II
(A Development Stage Company)
Statements of Operations

	Year Ended December 31, 2013	Year Ended December 31, 2012	Cumulative Period From November 16, 2007 (Inception) Through December 31, 2013
Operating expenses:
Formation costs	$-	$-	$15,643
General and administrative	22,824	22,391	141,424
Operating loss	(22,824)	(22,391)	(157,067)

Interest expense	5,877	4,974	17,175
Net loss	$(28,701)	$(27,365)	$(174,242)

Net loss per basic and diluted common share	$(0.01)	$(0.01)	$(0.04)

Weighted-average number of common shares outstanding	5,000,000	5,000,000	4,937,416

The accompanying notes are an integral part of these financial statements.

ZETA ACQUISITION CORP. II
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)
Issuance of common stock on December 14, 2007 at $0.01 per share	5,000,000	$500	$49,500	$-	$50,000

Net loss	-	-	-	(14,977)	(14,977)
Balance at December 31, 2007	5,000,000	500	49,500	(14,977)	35,023

Net loss	-	-	-	(33,623)	(33,623)
Balance at December 31, 2008	5,000,000	500	49,500	(48,600)	1,400

Net loss	-	-	-	(19,996)	(19,996)
Balance at December 31, 2009	5,000,000	500	49,500	(68,596)	(18,596)

Net loss	-	-	-	(22,395)	(22,395)
Balance at December 31, 2010	5,000,000	500	49,500	(90,991)	(40,991)

Net loss	-	-	-	(27,185)	(27,185)
Balance at December 31, 2011	5,000,000	500	49,500	(118,176)	(68,176)

Net loss	-	-	-	(27,365)	(27,365)
Balance at December 31, 2012	5,000,000	500	49,500	(145,541)	(95,541)

Net loss	-	-	-	(28,701)	(28,701)
Balance at December 31, 2013	5,000,000	$500	$49,500	$(174,242)	$(124,242)

The accompanying notes are an integral part of these financial statements.

ZETA ACQUISITION CORP. II
(A Development Stage Company)
Statements of Cash Flows

	Year ended December 31, 2013	Year ended December 31, 2012	Cumulative Period From November 16, 2007 (Inception) Through December 31, 2013
Operating activities
Net loss	$(28,701)	$(27,365)	$(174,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in prepaid expenses	1,000	(1,000)	(2,500)
Increase (decrease) in accounts payable	(1,500)	(1,127)	350
Increase in accrued interest	5,877	4,974	17,175
Increase in accrued expenses	-	-	5,500
Net cash used in operating activities	(23,324)	(24,518)	(153,717)

Financing activities
Proceeds from notes payable, stockholders	25,000	25,000	120,000
Payments on notes payable, stockholders	-	-	(10,000)
Proceeds from issuance of common stock	-	-	50,000
Net cash provided by financing activities	25,000	25,000	160,000
Net increase in cash and cash equivalents	1,676	482	6,283

Cash and cash equivalents at beginning of period	4,607	4,125	-
Cash and cash equivalents at end of period	$6,283	$4,607	$6,283

The accompanying notes are an integral part of these financial statements.

ZETA ACQUISITION CORP. II
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013

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

Liquidity

Since its inception, the Company has generated no revenues and has incurred a net loss of $174,242.  Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities.  The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction.  In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources.  During 2013 and 2012, the Company received loans of $25,000 to fund operations (Note 2).  The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to ASC Topic 820-10, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2013 and 2012.  The Company considers the carrying value of cash and cash equivalents, accounts payable, accrued expenses, accrued interest, and notes payable to stockholders to approximate fair value due to their short maturities.

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

During 2013, various stockholders loaned the Company $25,000 and were issued unsecured promissory notes which bear interest at 6% and are due on demand.  Similar stockholder loans amounted to $25,000 during 2012, $35,000 during 2010, and $25,000 during 2009.  Interest of $17,175 and $11,298 was accrued and unpaid at December 31, 2013 and 2012, respectively.

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

The Company has reviewed its tax positions as of December 31, 2013 and 2012, and has not identified any positions that are uncertain.  Income tax returns filed and to be filed for the years ended December 31, 2010, 2011, 2012, and 2013 are open to review by the Internal Revenue Service.

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax asset at December 31, 2013 and 2012 are as follows:

	December 31,	December 31,
	2013	2012
Deferred tax asset:
Capitalized formation costs	$53,400	$45,600
Net operating loss carryforward	5,800	3,800
Valuation allowance	(59,200)	(49,400)
Net deferred tax asset recognized	$--	$--

A full valuation allowance has been recorded against the Company's deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized. As of December 31, 2013, the Company has a net operating loss carryforward for federal and state income tax purposes of approximately $17,200.  The net operating loss carryforward will begin to expire in 2029.

ZETA ACQUISITION CORP. II
(A Development Stage Company)
Notes to Financial Statements
(continued)

5.	Income Taxes (continued)

The benefit from income taxes differs from the amount computed by applying the United States (US) federal income tax rate of thirty-four percent (34%) in 2013 and 2012 to loss before income taxes for the years ended December 31, 2013 and 2012 as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012

US federal income tax benefit at statutory rate	$(9,800)	$(9,200)
Change in valuation allowance	9,800	9,200
Benefit from income taxes	$--	$--

6.	Commitment

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

As of December 31, 2013, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information.

  None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

John Pappajohn	85	President and Director
Matthew P. Kinley	46	Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

John Pappajohn has served as our President and Director since inception.  Mr. Pappajohn currently serves as the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and has served as such since 1969.  He is also the sole owner of Pappajohn Capital Resources, a venture capital firm.  Mr. Pappajohn has been involved in the development and financing of more than one hundred companies during his career and has served as a director of more than 40 public companies.  Mr. Pappajohn currently serves as a director of the following public companies: American CareSource Holdings, Inc., Cancer Genetics, Inc., and CNS Response, Inc., which trade under the symbols “NASDAQ:ANCI”, “NASDAQ:CGIX” and “NASDAQ OTCBB:CNSO”, respectively.  Mr. Pappajohn received his B.S.C. from the University of Iowa in 1952.

Matthew P. Kinley has served as our Chief Financial Officer, Secretary and a Director since inception.  Mr. Kinley currently serves as the Senior Vice President of Equity Dynamics, Inc., a financial consulting firm, and Pappajohn Capital Resources, a venture capital firm.  He has served as such since 1995.  Mr. Kinley served as President and as a director of Healthcare Acquisition Corp. from April 2005 through August 2007.  Healthcare Acquisition Corp. is now the public company known as PharmAthene, Inc., which trades under the symbol “NYSE MKT:PIP”.  Mr. Kinley has been involved in the financing and development of more than 25 companies in the past ten years.  Mr. Kinley currently serves as a director of American CareSource Holdings, Inc. which trades under the symbol “NASDAQ:ANCI”. From 1990 through 1995, Mr. Kinley was manager and held various positions at KPMG Peat Marwick, working on tax, audit and merger and acquisition issues.  He currently serves on the Board of Directors of several private companies.   Mr. Kinley also serves on the College of Business Executive Advisory Board and the Entrepreneurial Center Advisory Board at the University of Northern Iowa.  Mr. Kinley received his B.A. in Business, with highest honors, from the University of Northern Iowa in May 1990.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2013 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the fiscal years ended December 31, 2013 and 2012 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
John Pappajohn, President and Director	2013 2012	None None	None None	None None	None None	None None

Matthew P. Kinley, Chief Financial Officer, Secretary and Director	2013 2012	None None	None None	None None	None None	None None

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s officers and directors. The Company’s officers and directors have not received any cash or other compensation since inception. They will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by the officers and directors in such capacity. Our officers and directors intend to devote very limited time to our affairs.

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

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
John Pappajohn (1)	2,000,000		40%
c/o Equity Dynamics Inc. 666 Walnut Street, Suite 2116 Des Moines, Iowa 50309

Matthew P. Kinley (2)	2,000,000		40%
c/o Equity Dynamics Inc. 666 Walnut Street, Suite 2116 Des Moines, Iowa 50309

AANA Ltd.	625,000	(3)	12.5%
c/o Argyris Vassiliou 94 Nathan Hale Drive Stamford, Connecticut 06902

NICALE Partners	375,000	(4)	7.5%
c/o Argyris Vassiliou 94 Nathan Hale Drive Stamford, Connecticut 06902

All Directors and Officers as a Group	4,000,000		80%
(2 individuals)

(1)	Mr. Pappajohn serves as President and director of the Company.

(2)	Mr. Kinley serves as Secretary, Chief Financial Officer and director of the Company.

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

Item 13. Certain Relationships and Related Transactions.

On January 17, 2012, the Company issued promissory notes to John Pappajohn, our President, director and a stockholder and two other non-management stockholders of the Company in an aggregate principal amount equal to $15,000.  On February 29, 2012, the Company issued a promissory note to Matt Kinley, our Chief Financial Officer, director and a stockholder of the Company in the amount of $10,000. On June 20, 2013, the Company issued a promissory note to John Pappajohn, our President, director and a stockholder in the amount of $10,000. On June 28, 2013, the Company issued promissory notes to Matt Kinley, our Chief Financial Officer, director and stockholder and two other non-management stockholders of the Company in an aggregate principal amount equal to $15,000. All of the notes accrue interest at a rate of 6% per annum, are unsecured and due on demand.

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

Audit Fees

The aggregate fees billed by LWBJ for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $10,000 and $10,000 respectively, for the fiscal years ended December 31, 2013 and December 31, 2012.

Audit-Related Fees

There were no fees billed by LWBJ for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2013 and December 31, 2012.

Tax Fees

There were no fees billed by LWBJ for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2013 and December 31, 2012.

All Other Fees

There were no fees billed by LWBJ for other products and services for the fiscal years ended December 31, 2013 and December 31, 2012.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 8 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013

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

ZETA ACQUISITION CORP. II

Dated: March 31, 2014	By:	/s/ John Pappajohn
John Pappajohn
President and Director
Principal Executive Officer

Dated: March 31, 2014	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer
Principal Accounting Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ John Pappajohn	President and Director	March 31, 2014
John Pappajohn

/s/ Matthew P. Kinley	Secretary, Chief Financial	March 31, 2014
Matthew P. Kinley	Officer and Director