Form 10-Q
period 2015-03-31
ZETA ACQUISITION CORP II
filed 2015-05-13
CIK 1422142

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 11, 2015, there were 5,000,000 shares of the registrant’s common stock, par value $.0001 per share, outstanding.

ZETA ACQUISITION CORP. II

- INDEX -

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ZETA ACQUISITION CORP. II

Condensed Financial Statements

(Unaudited)

March 31, 2015

Contents

Unaudited Condensed Financial Statements

Condensed Balance Sheets	4
Condensed Statements of Operations	5
Condensed Statements of Cash Flows	6
Notes to Condensed Financial Statements	7-10

ZETA ACQUISITION CORP. II

Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$23,287	$5,263
Total assets	$23,287	$5,263

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$10,088	$2,402
Accrued interest	25,855	24,002
Accrued expenses	3,200	8,900
Notes payable, stockholders	145,000	125,000
Total liabilities	184,143	160,304

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Accumulated deficit	(210,856)	(205,041)
Total stockholders' deficit	(160,856)	(155,041)
Total liabilities and stockholders' deficit	$23,287	$5,263

See accompanying notes.

4

ZETA ACQUISITION CORP. II

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating expenses:
General and administrative	$3,962	$4,138
Operating loss	(3,962)	(4,138)

Interest expense	1,853	1,628
Net loss	$(5,815)	$(5,766)

Net loss per basic and diluted common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding	5,000,000	5,000,000

See accompanying notes.

ZETA ACQUISITION CORP. II

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating activities
Net loss	$(5,815)	$(5,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in prepaid expenses	-	1,875
Increase in accounts payable	7,686	363
Increase in accrued interest	1,853	1,628
Increase (decrease) in accrued expenses	(5,700)	1,500
Net cash used in operating activities	(1,976)	(400)

Financing activities
Proceeds from notes payable, stockholders	20,000	-
Net cash provided by financing activities	20,000	-
Net increase (decrease) in cash and cash equivalents	18,024	(400)

Cash and cash equivalents at beginning of period	5,263	6,283
Cash and cash equivalents at end of period	$23,287	$5,883

See accompanying notes.

ZETA ACQUISITION CORP. II

Notes to Condensed Financial Statements

(Unaudited)

March 31, 2015

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

Going Concern

Since its inception, the Company has generated no revenues and has incurred a net loss of $210,856. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources but it is uncertain whether this funding will continue. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to ASC Topic 820-10, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2015. The Company considers the carrying value of cash and cash equivalents, accounts payable, accrued interest, accrued expenses, and notes payable to stockholders to approximate fair value due to their short maturity.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Interim Financial Statements

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained in the Company′s Form 10-K filed February 27, 2015.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for other interim periods or the full year.

ZETA ACQUISITION CORP. II

Notes to Condensed Financial Statements (continued)

(Unaudited)

1.	Nature of Operations and Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

On January 1, 2015, the Company adopted Financial Accounting Standards Board, (“FASB”), Accounting Standards Update, (“ASU”), No. 2014-10, which eliminates the concept of a development stage entity, (“DSE”), in its entirety from United States Generally Accepted Accounting Principles, (“U.S. GAAP”). In accordance with ASU No. 2014-10, the Company has removed labeling the financial statements as a DSE and has eliminated inception-to-date information in the financial statements.

2.	Notes Payable, Stockholders

During 2015, various stockholders loaned the Company $20,000 and were issued unsecured promissory notes which bear interest at 6% and are due on demand. Similar stockholder loans amounted to $15,000 during 2014, $25,000 during 2013, $25,000 during 2012, $35,000 during 2010, and $25,000 during 2009. Interest of $25,855 was accrued and unpaid at March 31, 2015.

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

The Company has approximately $71,700 in gross deferred tax assets at March 31, 2015 resulting from capitalized start-up costs and net operating losses. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefit is uncertain.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $23,287 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2015, the Company had current assets equal to $23,287 comprised of cash and cash equivalents. This compares with current assets of $5,263, comprised of cash and cash equivalents as of December 31, 2014. The Company’s current liabilities as of March 31, 2015 totaled $184,143, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders. This compares with current liabilities of $160,304, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders, as of December 31, 2014. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net Cash Provided Used in Operating Activities	$(1,976)	$(400)
Net Cash Provided by (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$20,000	$-
Net Increase (Decrease) in Cash and Cash Equivalents	$18,024	$(400)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) though March 31, 2015. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2015, the Company had a net loss of $5,815, comprised of interest expense and legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

For the three months ended March 31, 2014, the Company had a net loss of $5,766, comprised of interest expense and legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 16, 2007.

*3.2	By-Laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2015	ZETA ACQUISITION CORP. II

	By:	/s/ John Pappajohn
John Pappajohn
President and Director
Principal Executive Officer

	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer and Director
Principal Financial Officer

