Form 10-K
period 2016-12-31
ZETA ACQUISITION CORP II
filed 2017-03-07
CIK 1422142

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

As of December 31, 2016, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 7, 2017, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

PART I

Item 1.  Business.

Zeta Acquisition Corp. II (“we,” “us,” “our,” the “Company” or the “Registrant”) was incorporated in the State of Delaware on November 16, 2007. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.  The Company selected December 31 as its fiscal year end.

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

We are currently in late stage negotiations to enter into a business combination with Aerpio Therapeutics, Inc. (“Aerpio”). We can give no assurance that the transaction will close.

The proposed merger is to be completed by and among the Company, a wholly-owned subsidiary of the Company (“Merger Sub”), and Aerpio, pursuant to which Merger Sub will merge with and into Aerpio, with Aerpio continuing as the surviving entity (the “Merger”) and as the Company’s wholly-owned subsidiary. The Merger will occur pursuant to an Agreement and Plan of Merger and Reorganization expected to be entered into by and among the Company, Aerpio and Merger Sub (the “Merger Agreement”). Immediately following the effective time of the Merger, Aerpio will convert to a Delaware limited liability company.

The terms of the proposed Merger Agreement provide, among other things, that all outstanding shares of Aerpio common and preferred stock would be exchanged for 18,000,000 shares of Company common stock. Further, in connection with the closing of the proposed Merger, current stockholders of the Company will sell 1,000,000 of their shares of common stock to third parties and surrender for cancellation the remaining 4,000,000 of the shares of common stock held by them.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 7, 2017, there were 4 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2016.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $4,012 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

We are currently in late stage negotiations to enter into a business combination with Aerpio. We can give no assurance that the transaction will close.

Liquidity and Capital Resources

As of December 31, 2016, the Company had assets equal to $4,012, comprised of cash and cash equivalents. This compares with assets equal to $18,529, comprised of cash and cash equivalents as of December 31, 2015. As of December 31, 2016, the Company had liabilities that totaled $229,927, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders. This compares with total liabilities of $205,010, comprised of accounts payable, accrued interest, and accrued expenses and notes payable to stockholders as of December 31, 2015. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2016 and 2015:

	Fiscal Year Ended December 31, 2016	Fiscal Year Ended December 31, 2015
Net Cash Used in Operating Activities	$(24,517)	$(21,734)
Net Cash Provided by Financing Activities	10,000	35,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(14,517)	$13,266

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) to December 31, 2016.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2016, the Company had a net loss of $39,434, comprised of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

For the fiscal year ended December 31, 2015, the Company had a net loss of $31,440, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

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

December 31, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Zeta Acquisition Corp. II

We have audited the accompanying balance sheets of Zeta Acquisition Corp. II as of December 31, 2016 and 2015, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years ended December 31, 2016. Zeta Acquisition Corp. II's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeta Acquisition Corp. II, as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

West Des Moines, Iowa

March 7, 2017

F-1

ZETA ACQUISITION CORP. II

Balance Sheets

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$4,012	$18,529
Total assets	$4,012	$18,529

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,274	$3,674
Accrued interest	42,378	32,436
Accrued expenses	13,275	8,900
Notes payable, stockholders	170,000	160,000
Total liabilities	229,927	205,010

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Accumulated deficit	(275,915)	(236,481)
Total stockholders' deficit	(225,915)	(186,481)
Total liabilities and stockholders' deficit	$4,012	$18,529

See notes to financial statements.

F-2

ZETA ACQUISITION CORP. II

Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Operating expenses:
General and administrative	$29,492	$23,006
Operating loss	(29,492)	(23,006)

Interest expense	9,942	8,434
Net loss	$(39,434)	$(31,440)

Net loss per basic and diluted common share	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding	5,000,000	5,000,000

See notes to financial statements.

F-3

ZETA ACQUISITION CORP. II

Statements of Stockholders' Deficit

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2014	5,000,000	$500	$49,500	$(205,041)	$(155,041)

Net loss	-	-	-	(31,440)	(31,440)
Balance at December 31, 2015	5,000,000	500	49,500	(236,481)	(186,481)

Net loss	-	-	-	(39,434)	(39,434)
Balance at December 31, 2016	5,000,000	$500	$49,500	$(275,915)	$(225,915)

See notes to financial statements.

F-4

ZETA ACQUISITION CORP. II

Statements of Cash Flows

	Year ended	Year ended
	December 31,	December 31,
	2016	2015
Operating activities
Net loss	$(39,434)	$(31,440)
Adjustments to reconcile net loss to net cash
Used in operating activities:	-	-
Increase in accounts payable	600	1,272
Increase in accrued interest	9,942	8,434
Increase in accrued expenses	4,375	-
Net cash used in operating activities	(24,517)	(21,734)

Financing activities
Proceeds from notes payable, stockholders	10,000	35,000
Net cash provided by financing activities	10,000	35,000
Net increase (decrease) in cash and cash equivalents	(14,517)	13,266

Cash and cash equivalents at beginning of period	18,529	5,263
Cash and cash equivalents at end of period	$4,012	$18,529

See notes to financial statements.

F-5

ZETA ACQUISITION CORP. II

Notes to Financial Statements

December 31, 2016

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

Liquidity

Since its inception, the Company has generated no revenues and has incurred a net loss of $275,915. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources but it is uncertain whether this funding will continue. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to ASC Topic 820-10, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2016 and 2015. The Company considers the carrying value of cash and cash equivalents, accounts payable, accrued expenses, accrued interest, and notes payable to stockholders to approximate fair value due to their short maturities.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The objective of the guidance is to require management to explicitly assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity's ability to continue as a going concern within one year after the issuance date of an entity's financial statements. The new standard defines substantial doubt and provides examples of indicators thereof. The definition of substantial doubt incorporates a likelihood threshold of "probable" similar to the current use of that term in U.S. GAAP for loss contingencies. The new standard will be effective for all entities in the first annual period ending after December 15, 2015. Earlier application is permitted. The Company has adopted this standard.

2.	Notes Payable, Stockholders

During 2016, various stockholders loaned the Company $10,000 and were issued unsecured promissory notes which bear interest at 6% and are due on demand. Similar stockholder loans amounted to $35,000 during 2015, $15,000 during 2014, $25,000 during 2013, $25,000 during 2012, $35,000 during 2010, and $25,000 during 2009. Interest of $42,378 and $32,436 was accrued and unpaid at December 31, 2016 and 2015, respectively.

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

The Company has reviewed its tax positions as of December 31, 2016 and 2015, and has not identified any positions that are uncertain. Income tax returns filed and to be filed for the years ended December 31, 2014, 2015, and 2016 are open to review by the Internal Revenue Service.

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax asset at December 31, 2016 and 2015 are as follows:

	December 31,	December 31,
	2016	2015
Deferred tax asset:
Capitalized formation costs	$79,400	$69,400
Net operating loss carryforward	14,400	11,000
Valuation allowance	(93,800)	(80,400)
Net deferred tax asset recognized	$--	$--

A full valuation allowance has been recorded against the Company's deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized. As of December 31, 2016, the Company has a net operating loss carryforward for federal and state income tax purposes of approximately $42,400. The net operating loss carryforward will begin to expire in 2029.

F-8

ZETA ACQUISITION CORP. II

Notes to Financial Statements (continued)

5.	Income Taxes (continued)

The benefit from income taxes differs from the amount computed by applying the United States (US) federal income tax rate of thirty-four percent (34%) in 2016 and 2015 to loss before income taxes for the years ended December 31, 2016 and 2015 as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

US federal income tax benefit at statutory rate	$(13,400)	$(10,700)
Other	--	100
Change in valuation allowance	13,400	10,600
Benefit from income taxes	$--	$--

6.	Commitment

The Company utilizes the office space and equipment of an officer and director at no cost on a month-to-month basis. Management estimates such amounts to be di minimis.

7.	Subsequent Events

We are currently in late stage negotiations of a proposed merger between the Company and Aerpio. We can give no assurance that the transaction will close.

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

As of December 31, 2016, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2016, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

John Pappajohn	88	President and Director
Matthew P. Kinley	49	Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

John Pappajohn has served as our President and Director since inception.  Mr. Pappajohn currently serves as the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and has served as such since 1969.  He is also the sole owner of Pappajohn Capital Resources, a venture capital firm.  Since January 6, 2014, Mr. Pappajohn has been the chairman of the board of directors of Cancer Genetics, Inc., which is traded on the Nasdaq Capital Market under the symbol “CGIX.” Mr. Pappajohn has been involved in the development and financing of more than one hundred companies during his career and has served as a director of more than 40 public companies.  Mr. Pappajohn currently serves as a director of the following public companies: American CareSource Holdings, Inc., and MYnd Analytics, Inc., which trade under the symbols “NASDAQ: GNOW,” and “NASDAQ OTCBB:MYAN,” respectively.  Mr. Pappajohn received his B.S.C. from the University of Iowa in 1952.

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

(e)  Prior Blank Check Company Experience.

As indicated below, members of the management also serve as officers and directors of:

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information
Healthcare Acquisition Corp.	April 25, 2005	Effective July 28, 2005	001-32587	Completed August 3, 2007	Mr. Pappajohn has served as Chairman of the company since inception and continued as Chairman of the combined entity until he resigned on July 15, 2011. Mr. Pappajohn also served as Secretary of the company until he resigned on August 3, 2007. Mr. Kinley served as President, Treasurer and director of the company until he resigned on August 3, 2007.

Zeta Acquisition Corp. I, Inc.	January 31, 2008	Effective April 1, 2008	000-53056 000-53058	None.	Messrs. Pappajohn and Kinley have been officers and directors of this company since inception.

Zeta Acquisition Corp. III Inc.	January 31, 2008	Effective April 1, 2008	000-53058	Completed March 6, 2015	Mr. Pappajohn served as a director and president of the Company until he resigned on March 6, 2015. Mr. Kinley served as Secretary, Treasurer and director of the company until he resigned on March 6, 2015.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2016 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the fiscal years ended December 31, 2016 and 2015 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
John Pappajohn, President and Director	2016 2015	None None	None None	None None	None None	None None

Matthew P. Kinley, Chief Financial Officer, Secretary and Director	2016 2015	None None	None None	None None	None None	None None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)          The following tables set forth certain information as of March 7, 2017, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
John Pappajohn (2)	2,000,000		40%
c/o Equity Dynamics Inc. 666 Walnut Street, Suite 2116 Des Moines, Iowa 50309

Matthew P. Kinley (3)	2,000,000		40%
c/o Equity Dynamics Inc. 666 Walnut Street, Suite 2116 Des Moines, Iowa 50309

AANA Ltd.	625,000	(4)	12.5%
c/o Argyris Vassiliou 94 Nathan Hale Drive Stamford, Connecticut 06902

NICALE Partners	375,000	(5)	7.5%
c/o Argyris Vassiliou 94 Nathan Hale Drive Stamford, Connecticut 06902

All Directors and Officers as a Group	4,000,000		80%
(2 individuals)

(1)	Based on 5,000,000 shares outstanding as of March 7, 2017.

(2)	Mr. Pappajohn serves as President and director of the Company.

(3)	Mr. Kinley serves as Secretary, Chief Financial Officer and director of the Company.

(4)	Represents shares of common stock owned by AANA Ltd. Mr. Vassiliou, his wife and his two minor children are the owners of AANA Ltd. Mr. Vassiliou has sole investment and voting power of these shares. Therefore, Mr. Vassiliou may be deemed the beneficial owner of the shares of common stock held by AANA Ltd.

(5)	Represents shares of common stock owned by NICALE Partners. Mr. Vassiliou’s minor children are the owners of NICALE Partners. Mr. Vassiliou has sole investment and voting power of these shares. Therefore, Mr. Vassiliou may be deemed the beneficial owner of the shares of common stock held by NICALE Partners.

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

On June 22, 2016, the Company issued promissory notes to Mr. Pappajohn, Mr. Kinley, AANA Ltd, and NICALE Partners in the amounts of $4,000, $4,000, $1,250, and $750, respectively.

All of the notes accrue interest at a rate of 6% per annum, are unsecured and due on demand

Interest of $42,378 and $32,436 was accrued and unpaid at December 31, 2016 and 2015, respectively.

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

Audit Fees

The aggregate fees billed by LWBJ for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $10,000 and $10,000 respectively, for the fiscal years ended December 31, 2016 and December 31, 2015.

Audit-Related Fees

There were no fees billed by LWBJ for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2016 and December 31, 2015.

Tax Fees

There were no fees billed by LWBJ for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2016 and December 31, 2015.

All Other Fees

There were no fees billed by LWBJ for other products and services for the fiscal years ended December 31, 2016 and December 31, 2015.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

*Page F-1 follows page 9 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed as an exhibit to the Company’s registration statement on Form 10, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZETA ACQUISITION CORP. II

Dated: March 7, 2017	By:	/s/ John Pappajohn
John Pappajohn
President and Director
Principal Executive Officer

Dated: March 7, 2017	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer
Principal Accounting Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ John Pappajohn	President and Director	March 7, 2017
John Pappajohn

/s/ Matthew P. Kinley	Secretary, Chief Financial	March 7, 2017
Matthew P. Kinley	Officer and Director

