Form 10-Q
period 2017-06-30
Aerpio Pharmaceuticals, Inc.
filed 2017-08-10
CIK 1422142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging growth ☒ company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2017, the registrant had 27,070,038 shares of common stock, $0.0001 par value per share, outstanding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,847,937	$1,609,694
Short-term investments	50,000	50,000
Accounts receivable	4,264	4,157
Prepaid research and development contracts	311,064	353,434
Other current assets	431,151	209,038
Total current assets	29,644,416	2,226,323

Furniture and equipment, net	129,026	149,595
Deposits	20,960	20,960
Total assets	$29,794,402	$2,396,878

Liabilities, redeemable convertible preferred stock, and stockholders´ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,856,817	$2,470,970
Convertible notes	—	12,386,647
Total current liabilities	1,856,817	14,857,617
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock (all classes)	—	73,757,890
Stockholders’ equity (deficit):
Common stock, $0.0001 par value per share; 300,000,000 and 17,440,436 shares authorized and 27,070,038 and 1,240,925 shares issued and outstanding at June 30, 2017 and December 31, 2016 respectively.	2,707	124
Additional paid-in capital	125,612,938	—
Accumulated deficit	(97,678,060)	(86,218,753)
Total stockholders’ equity (deficit)	27,937,585	(86,218,629)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$29,794,402	$2,396,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating expenses:	(unaudited)		(unaudited)
Research and development	$3,169,115	$2,903,564	$5,424,699	$5,893,122
General and administrative	2,414,747	1,473,869	4,918,748	2,689,754
Total operating expenses	5,583,862	4,377,433	10,343,447	8,582,876
Loss from operations	(5,583,862)	(4,377,433)	(10,343,447)	(8,582,876)
Grant income	11,239	80,954	46,896	89,624
Interest income (expense), net	52,316	(88,783)	(219,459)	(87,706)
Other income, net	—	—	—	997
Total other income (expense)	63,555	(7,829)	(172,563)	2,915
Net loss and comprehensive loss	$(5,520,307)	$(4,385,262)	$(10,516,010)	$(8,579,961)

Reconciliation to net loss attributable to common stockholders:
Net loss and comprehensive loss	$(5,520,307)	$(4,385,262)	$(10,516,010)	$(8,579,961)
Extinguishment of preferred stock	—	224,224	—	224,224
Accretion of preferred stock to redemption value	—	(1,028,121)	(943,297)	(2,043,492)
Net Loss attributable to common stockholders	$(5,520,307)	$(5,189,159)	$(11,459,307)	$(10,399,229)

Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(6.30)	$(0.70)	$(13.33)
Weighted average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	26,895,164	823,097	16,313,324	780,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders Equity (Deficit)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Stock (all classes)		Common Stock
	Shares	Total	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2016	14,015,016	$73,757,890	1,240,925	$124	—	$(86,218,753)	$(86,218,629)
Adjustment of redeemable convertible preferred stock to redemption value	—	943,297	—	—	—	(943,297)	(943,297)
Conversion of preferred stock	(14,015,016)	(74,701,187)	14,015,016	1,402	74,699,785	—	74,701,187
Conversion of convertible notes and accrued interest	—	—	2,744,059	274	13,447,660	—	13,447,934
Share exchange in connection with Merger	—	—	1,000,000	100	(100)	—	—
Issuance of common stock, net of issuance costs	—	—	8,049,555	805	37,162,585	—	37,163,390
Issuance of common stock upon exercise of stock options	—	—	25,729	3	36,098	—	36,101
Forfeiture of restricted stock	—	—	(5,246)	(1)	1	—	—
Share-based compensation expense	—	—	—	—	266,909	—	266,909
Net loss	—	—	—	—	—	(10,516,010)	(10,516,010)
Balance at June 30, 2017	—	—	27,070,038	$2,707	$125,612,938	$(97,678,060)	$27,937,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2017	2016
Operating activities:	(unaudited)
Net loss	$(10,516,010)	$(8,579,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,117	37,991
Stock-based compensation	266,909	244,765
Amortization of debt issuance costs	75,561	59,277
Interest expense related to convertible note conversion	204,929	89,962
Changes in operating assets and liabilities:
Accounts receivable	(107)	113,943
Prepaid expenses and current other assets	(179,743)	259,938
Accounts payable and other current liabilities	(130,711)	(71,261)
Net cash used in operating activities	(10,252,055)	(7,845,346)
Investing activities:
Purchase of furniture and equipment	(6,547)	(113,297)
Net cash used in investing activities	(6,547)	(113,297)
Financing activities:
Proceeds from exercise of stock options	36,101	18,969
Proceeds from issuances of convertible notes	297,354	4,536,531
Cash paid for debt issuance costs	—	(138,312)
Proceeds from sale of common stock	40,247,775	—
Cash paid in connection with the sale of common stock	(3,084,385)	—
Net cash provided by financing activities	37,496,845	4,417,188

Net increase (decrease) in cash and cash equivalents	27,238,243	(3,541,455)
Cash and cash equivalents at beginning of year	1,609,694	5,144,211
Cash and cash equivalents, six months ended	$28,847,937	$1,602,756

Non-cash financing activities
Conversion of preferred stock into common stock	$74,701,187	$—
Conversion of notes and accrued interest into common stock	13,447,934	—
Accretion of preferred stock to redemption value	943,297	2,043,492
Extinguishment of preferred stock	—	(224,224)

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

The Merger was treated as a recapitalization and reverse acquisition for financial reporting purposes. The Company is the legal acquirer of Aerpio in the transaction.  However, Aerpio is considered the acquiring company for accounting purposes since (i) former Aerpio stockholders own in excess of 50% of the combined enterprise on a fully diluted basis immediately following the Merger and Offering, and (ii) all members of the Company’s executive management and Board of Directors are from Aerpio. In accordance with “reverse merger” or “reverse acquisition” accounting treatment, the unaudited condensed consolidated interim financial statements for the period ended June 30, 2017 include the accounts of the Company and its wholly owned subsidiary, Aerpio Therapeutics, LLC.  The comparative historical financial statements for periods ended prior to the date of the Merger are the historical financial statements of Aerpio. Consequently, the assets and liabilities and the historical operations that are reflected in these condensed consolidated financial statements of the company are those of Aerpio, which were recorded at their historical cost basis.  Unless otherwise indicated, all share and per share figures reflect the exchange of each 2.3336572 shares of Aerpio capital stock, convertible notes and share based awards, then outstanding, for 1 share of the Company’s common stock at the effective time of the Merger.

The Company is a biopharmaceutical company focused on advancing first-in-class treatments for ocular disease.  The Company’s lead product candidate, AKB-9778, a small molecule activator of the tie-2 pathway, is being developed for the treatment of diabetic retinopathy (“DR”). Tie-2 signaling is essential for regulating blood vessel development and the stability of mature vessels. The Company has completed a Phase 2a clinical trial in diabetic macular edema (“DME”), a swelling of the retina that is a common cause of vision loss in patients with DR and during the second quarter of 2017, initiated a twelve month, double blind Phase 2b clinical trial in patients with DR who have not developed more serious complications such as DME or proliferative diabetic retinopathy.

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

The Company utilizes significant estimates and assumptions in determining the fair value of its common stock and other equity instruments. The Company granted stock options at exercise prices not less than the fair value of its common stock, as determined by the Board of Directors contemporaneously at the date such grants were made. The Board of Directors has determined the estimated fair value of the Company’s common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which the Company sold shares of common and preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time, and, for periods prior to the Offering, the likelihood of achieving a liquidity event, such as a public offering or sale of the Company.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all of the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of June 30, 2017, and December 31, 2016, the Company does not have any significant uncertain tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.

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

To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers within the fair value hierarchy in the six months ended June 30, 2017 or June 30, 2016. The assets of the Company measured on a recurring basis as of June 30, 2017 and December 31, 2016 basis are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2017
Assets:
Cash and cash equivalents	$28,847,937	$—	$—	$28,847,937
Short-term investments	—	50,000	—	50,000
Total assets	$28,847,937	$50,000	$—	$28,897,937
December 31, 2016
Assets:
Cash and cash equivalents	$1,609,694	$—	$—	$1,609,694
Short-term investments	—	50,000	—	50,000
Total assets	$1,609,694	$50,000	$—	$1,659,694

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents and short-term investments are the only financial instruments that potentially subject the Company to concentrations of credit risk. At June 30, 2017 and December 31, 2016, all the Company’s cash was deposited in accounts at two principal financial institutions. The Company maintains its cash and cash equivalents and short-term investments with a high-quality, accredited financial institution and, accordingly, such funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.

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

In August 2016, the FASB issued ASU No. 2016-15—Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet adopted this update and is currently evaluating the impact of ASU No. 2016-15 on its condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issue Task Force), or ASU 2016-18. This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. We do not expect that the adoption of ASU 20116-18 will have a material impact on our condensed consolidated financial statements.

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

Below is a summary of the activities included in the statements of operations and comprehensive loss:

		Three Months Ended June 30,		Six Months Ended June 30,
Activity	Financial Statement Caption	2017	2016	2017	2016
Akebia related employee costs	Research and development operating expenses	$—	$—	$—	$12,923
Facility-related reimbursement	Other income, net	—	—	—	997

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	June 30,	December 31,
	2017	2016
Accounts payable	$782,169	$1,135,608
Professional fees	302,106	200,468
Accrued bonus	256,889	—
Accrued interest	—	483,442
Accrued vacation	106,686	52,835
Accrued project costs	354,995	541,158
Other	53,972	57,459
Total accounts payable and accrued expenses	$1,856,817	$2,470,970

5. Notes Payable to Investors

In March 2016, Aerpio entered into a senior secured convertible note financing (the “Convertible Notes” or the “Convertible Note Financing”) totaling approximately $9,000,000, with certain preferred investors of Aerpio. All preferred investors were invited to participate in the Convertible Notes Financing. At June 30, 2017 and December 31, 2016 the unamortized debt issuance costs related to Convertible Note financings was $0 and $75,561. In connection with the Convertible Note Financing, Aerpio’s Articles of Incorporation were amended such that any Aerpio preferred stockholder that did not participate in the Aerpio Convertible Note Financing would have their respective shares of Aerpio preferred stock automatically converted into Aerpio common stock using a 3-to-1 conversion ratio and such preferred stockholders would lose the right to representation on the Aerpio Board of Directors and other preferred rights.

The Convertible Note Financing had two separate closings of approximately $4,500,000 each on April 14, 2016 and July 15, 2016. Certain Aerpio preferred stockholders chose not to participate in the Aerpio Convertible Note Financing and their respective Aerpio preferred stock was converted into shares of Aerpio common stock in April 2016 in accordance with the terms of the Articles of Incorporation. Aerpio treated this as an extinguishment of its preferred stock. The Convertible Notes accrued interest at 8% per annum, compounded annually. The Company incurred $138,312 of costs in association with the issuance of the Convertible Notes that were amortized over the expected life of the Convertible Notes, from the date of execution through October 31, 2016. The Convertible Notes were also subject to mandatory prepayment upon the occurrence of certain events, such as a liquidation, dissolution, or the sale of Aerpio. In addition, and prior to maturity, the Convertible Notes were automatically convertible into shares of Aerpio capital stock upon the occurrence of a sale of Aerpio’s capital stock in a single transaction resulting in gross proceeds to Aerpio of $30,000,000 (hereinafter referred to as an “Investor Sale”). The type and class of Aerpio capital stock of to be issued to the holder of each Convertible Note upon conversion would have been identical to the type and class of Aerpio capital stock issued in the Investor Sale. The holder of each Convertible Note was entitled to a number of shares of Aerpio capital determined by dividing (i) the outstanding principal amount of the Convertible Note plus any unpaid accrued interest by (ii) an amount equal to the price per share of Aerpio capital stock paid by the purchasers of such shares in connection with the Investor Sale. The Convertible Notes were secured by a first priority perfected security interest in all of the Aerpio’s assets.

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

6. Common Stock

As of June 30, 2017, and December 31, 2016, the Company had 300,000,000 and 17,440,436 shares, respectively, of authorized common stock with par value of $0.0001 per share. On March 15, 2017, in connection with the Merger, (Note 1) all the outstanding redeemable convertible preferred stock, was converted into 14,015,016 shares of the Company’s common stock and the Convertible Notes, both principal and accrued interest, were converted into 2,744,059 shares of the Company’s common stock.

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

Anti-dilution protection

Investors in the Offering have anti-dilution protection with respect to the shares of the Company’s common stock sold in the Offering such that if within six (6) months after the initial closing of the Offering the Company issues additional shares of common stock or common stock equivalents (subject to certain exceptions), for consideration per share less than the Offering Price, or the Lower Price, each such investor will be entitled to receive from the Company additional shares of common stock in an amount such that, when added to the number of shares of common stock initially purchased by such investor and still held of record and beneficially owned by such investor at the time of the dilutive issuance, or the Held Shares, will equal the number of shares of common stock that such investor’s Offering subscription amount for the Held Shares would have purchased at the Lower Price. Either (i) holders of a majority of the then-held Held Shares or (ii) a representative of the holders of the then-held Held Shares, which representative shall be appointed by three (3) investors who then hold the largest number of Held Shares, may waive the anti-dilution rights of all Offering investors with respect to a particular issuance by the Company. These anti-dilution rights were determined not to be a freestanding financial instrument and do not meet the definition of a derivative.  Accordingly, the anti-dilution rights are embedded into the shares of the Company’s common stock and do not require separate accounting at June 30, 2017.

Warrants to Purchase Common Stock

At June 30, 2017, the Company had warrants outstanding for the purchase of 317,562 shares of the Company’s common stock at an exercise price of $5.00 per share.  The warrants have a three-year term and expire on March 15, 2020.  The Warrants were issued in connection with the Offering.  At the expiration date of the warrant, if the fair value of the Company’s common stock exceeds the exercise price, the warrant will be automatically exercised and the exercise price will be fulfilled through the net share settlement provisions.  The number of shares and the exercise price shall be adjusted for standard ant-dilution events such as stock splits, combinations, reorganizations, or issue shares as part of a stock dividend.   Upon a change of control, the warrant holder will have the right to receive securities, cash or other properties it would have been entitled to receive had the warrant been exercised. The Warrants are equity classified instruments and do not contain contingent exercise provisions, or other features, that would preclude the Company from concluding that the Warrants are indexed solely to the Company’s stock.

7. Preferred Stock

At June 30, 2017, the Company had 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital.  No preferred stock was issued and outstanding at June 30, 2017.  In connection with the Merger (Note 1), all the Aerpio redeemable convertible preferred stock issued and outstanding prior to the Merger was converted into shares of the Company’s common stock.

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

8. Stock-Based Compensation

Pursuant to the Merger (Note 1), the Company assumed each option to purchase Aerpio common stock that remained outstanding under the Aerpio Therapeutics, Inc. 2011 Equity Incentive Plan (the “Plan”), whether vested or unvested, and converted it into an option to purchase such number of shares of the Company’s common stock equal to the number of shares of Aerpio common stock subject to the option immediately prior to the Merger, divided by the applicable Merger exchange rate of 2.3336572, with any fraction rounded down to the nearest whole number.  The exercise price per share of each assumed option is equal to the exercise price of the Aerpio option prior to the assumption, multiplied by the applicable Merger exchange rate of 2.3336572, rounded up to the nearest whole cent.  The terms of the 2011 Plan continue to govern the options covering an aggregate of 898,692 shares of the Company’s common stock at June 30, 2017 and December 31, 2016, subject to awards assumed by the Company, except that all references in the 2011 Plan to Aerpio, will now be the Company.  In addition, each unvested share of Aerpio restricted common stock issued under the 2011 Plan that was outstanding immediately prior to the effective time of the Merger, was converted by virtue of the Merger into restricted common stock of the Company, equal to the number of shares of Aerpio common stock subject to the unvested shares of Aerpio restricted common stock immediately prior to the Merger divided by the applicable Merger exchange rate of 2.3336572, with any fraction rounded down to the nearest whole number.

In March 2017, the Company’s Board of Directors adopted, and the stockholders approved, the 2017 Stock Option and Incentive Plan (the “2017 Plan”), that became effective in April 2017.  The 2017 Plan provides for the issuance of incentive awards up to 4,600,000 shares of common stock to officers, employees, consultants and directors, less the number of shares subject to issued and outstanding awards under the 2011 Plan that were assumed in the Merger.  The 2017 Plan also provides that the number of shares reserved for issuance thereunder will be increased annually on the first day of each year beginning in 2018 by four percent (4%) of the shares of our common stock outstanding on the last day of the immediately preceding year or such smaller increase as determined by our board of directors.  No awards were granted under the 2017 Plan as of June 30, 2017.

Stock Options

The options granted generally vest over 48 months. For employees with less than one year’s service, options vest in installments of 25% at the one-year anniversary and thereafter in 36 equal monthly installments beginning in the 13th month after the initial Vesting Commencement Date (as defined), subject to the employee’s continuous service with the Company. Options granted to other employees vest in 48 equal monthly installments after the initial Vesting Commencement Date, subject to the employee’s continuous service with the Company. The options generally expire ten years after the date of grant. The fair value of the options at the date of grant is recognized as an expense over the requisite service period.  No option awards were granted in the six months ended June 30, 2017 and one option award was granted for 50,228 shares in the six months ended June 30, 2016.

The following table summarizes the stock option activity during the six-months ended June 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2017	927,592	$1.70	7.48	$1,030,217
Granted	—	—
Exercised	(25,729)	1.40
Expired/cancelled	(2,901)	2.11
Outstanding, June 30, 2017	898,962	$1.70	6.87	$2,963,449
Expected to vest, June 30, 2017	231,733	$1.80	7.91	742,130
Options exercisable, June 30, 2017	667,229	$1.67	6.50	$2,221,319

Aggregate intrinsic value represents the estimated fair value of the Company’s common stock at the end of the period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

Compensation expense for stock options was $38,954 and $42,225 for the three months ended June 30, 2017 and 2016, respectively and $120,075 and $85,041 for the six months ended June 30, 2017 and 2016 respectively. As of June 30, 2017, there was $226,405 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

Shares of restricted stock generally have similar vesting terms as stock options. A summary of the Company’s restricted stock activity and related information during the six months ended June 30, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2017	241,096	$1.91
Granted	—	—
Vested	(67,126)	$1.77
Forfeited	(5,246)	$2.20
Nonvested, June 30, 2017	168,724	$1.94

The Company recognized compensation expense for restricted stock of $72,570 and $77,325 for the three months ended June 30, 2017 and 2016, respectively, and $146,834 and 159,724 for the six months ended June 30, 2017 and 2016 respectively. As of June 30, 2017, there was $288,016 of unrecognized compensation cost related to these restricted stock grants, which is expected to be recognized over a weighted average period of 1.2 years.

Compensation Expense Summary

The Company has recognized the following compensation cost related to employee and non-employee stock-based compensation activity:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Research and development	$73,033	$74,944	$188,335	$156,677
General and administrative	38,491	44,606	78,574	88,088
Total	$111,524	$119,550	$266,909	$244,765

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards.  Option pricing models require the input of various subjective assumptions, including the option’s expected life, expected dividend yield, price volatility and risk free interest rate of the underlying stock.  Accordingly, the weighted-average fair value of the options granted during the three and six months ended June 30, 2016 was $1.22.  The calculation was based on the following assumptions.

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Expected term (years)	6.00	6.00
Risk-free interest rate	1.39%	1.39%
Expected volatility	78.00%	78.00%
Expected dividend yield	0.00%	0.00%

9. Income Taxes

The Company did not record a current or deferred income tax expense of benefit for the six months ended June 30, 2017 and 2016, due to the Company’s net losses and increases in its deferred tax asset valuation allowance.

10. Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net loss and comprehensive loss	$(5,520,307)	$(4,385,262)	$(10,516,010)	$(8,579,961)
Extinguishment of preferred stock	—	224,224	—	224,224
Accretion of preferred stock to redemption value	—	(1,028,121)	(943,297)	(2,043,492)
Net loss attributable to common stockholders	$(5,520,307)	$(5,189,159)	$(11,459,307)	$(10,399,229)
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(6.30)	$(0.70)	$(13.33)
Weighted average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	26,895,164	823,097	16,313,324	780,152

The following weighted average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	June 30
	2017	2016
Convertible preferred stock (if converted)	—	14,141,112
Notes and accrued interest (if converted)	—	944,048
Options to purchase common stock	898,962	927,592
Unvested restricted stock	168,724	344,574
Warrants to purchase common stock	317,562	—

11. Commitments and Contingencies

The Company contracts with various organizations to conduct research and development activities. In addition, the Company is a party to a lease covering 7,580 square feet of space in Cincinnati, Ohio that expires in June 2018. Total rent expense for all operating leases was $51,153 and $59,924 for the three months ended June 30, 2017 and 2016, and $102,442 and $108,104 the six months ended June 30, 2017 and 2016 respectively. The lease agreement contains free rent, escalating rent payments and reimbursement for tenant improvements that amounted to $0 and $46,390 in the three and six months ended June 30, 2016, respectively. Rent expense is recorded on the straight-line basis over the initial term with the differences between rent expense and rent payments recorded as deferred rent. As of June 30, 2017, the Company had deferred rent of $46,372, which is included in accrued expenses in the accompanying condensed consolidated balance sheet.  As of June 30, 2017, non-cancelable future minimum lease payments under the existing operating lease were $105,735.  As of June 30, 2017, future payments related to operating leases activities are presented in the table below.

	2017	2018	2019 and Thereafter	Total
Operating leases	$52,757	$52,978	$—	$105,735

The Company contracts with various organizations to conduct research and development activities, including clinical trial organizations to manage clinical trial activities.  The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice.  In the event of a cancellation, the Company would only be liable for the cost and expenses incurred to date.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Aerpio Pharmaceuticals, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10Q for the period ended June 30, 2017. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Operating Overview

We are a biopharmaceutical company focused on advancing first-in-class treatments for ocular disease. Our lead product candidate, AKB-9778, a small molecule activator of the tie-2 pathway, is being developed for the treatment of diabetic retinopathy (“DR”). Tie-2 signaling is essential for regulating blood vessel development and the stability of mature vessels. We completed a Phase 2a clinical trial in diabetic macular edema (“DME”), a swelling of the retina that is a common cause of vision loss in patients with DR.  In June 2017, we initiated a twelve month, double blind Phase 2b clinical trial, which we refer to as TIME-2b, in patients with DR who have not developed more serious complications such as DME or proliferative diabetic retinopathy.

The TIME-2b study is a double-masked, placebo-controlled multi-center trial that will enroll 150 patients randomized 1:1:1 to receive either AKB-9778 15 mg subcutaneously once daily, AKB-9778 15 mg twice daily or placebo for a 12-month period.  The primary endpoint of the TIME-2b study is the percentage of patients who improve by at least 2 steps in diabetic retinopathy Severity Score (DRSS) in the study eye.

We recently completed a single-center study of the safety and efficacy of AKB-9778 with concomitant PRN anti-vascular endothelial growth factor (“anti-VEGF”) therapy in patients with retinal vein occlusion and a history of persistent macular edema on anti-VEGF monotherapy.  We believe the results from this study suggest that activation of Tie2 by AKB-9778 may be beneficial in patients with chronic retinal vein occlusion.  However, these results are considered exploratory, given that this was an open-label, non-controlled study without a placebo or active control arm.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, and undertaking preclinical and clinical studies. We have not generated any revenues to date, nor is there any assurance of future revenues. Our product candidates are subject to long development cycles, and there is no assurance we will be able to successfully develop, obtain regulatory approval for, or market our product candidates. As of June 30, 2017, we had an accumulated deficit of $97.6 million and anticipate incurring additional losses for the next several years.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	continue our research and development efforts, primarily in connection with our ongoing TIME-2b clinical trial;
•	add personnel to support our clinical development program; and
•	operate as a public company.

We are subject to a number of risks similar to other life science companies in the current stage of our life cycle, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, competitors developing new technological innovations, and protection of proprietary technology. If we do not successfully mitigate any of these risks, we will be unable to generate revenue or achieve profitability. The accompanying financial statements have been prepared assuming our company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. We had cash and cash equivalents and short-term investments of $28.9 million at June 30, 2017. We believe our existing cash and cash equivalents and short-term investments, will be sufficient to fund currently planned operations into the first quarter of fiscal year 2019.

Basis of Presentation

The unaudited interim financial statements of the Company for the three months ended June 30, 2017 and 2016, and the six months ended June 30, 2017 and 2016 contained herein, include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

Other Recent Developments

Listing on the OTCQB Market

Shares of our common stock were approved for trading and began trading on August 8, 2017 on the OTCQB marketplace under the symbol “ARPO.”

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

The Merger was treated as a recapitalization and reverse acquisition for financial reporting purposes. We are the legal acquirer of Aerpio in the transaction.  However, Aerpio is considered the acquiring company for accounting purposes since (i) former Aerpio stockholders own in excess of 50% of the combined enterprise on a fully diluted basis immediately following the Merger and Offering, and (ii) all members of the Company’s executive management and Board of Directors are from Aerpio.  In accordance with the “reverse merger” or “reverse acquisition” accounting treatment, the unaudited condensed consolidated interim financial statements for the period ended June 30, 2017 include the accounts of the Company and its wholly owned subsidiary, Aerpio Therapeutics, LLC.  The comparative historical financial statements for periods ended prior to the date of the Merger are the historical financial statements of Aerpio.

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

General and Administrative. Our general and administrative expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits and travel, for our finance, human resources and other administrative personnel. In addition, general and administrative expenses include third-party consulting, legal, patent, audit, accounting services, and facilities costs. We expect general and administrative expenses to increase in absolute dollars following the consummation of the Merger due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company, as well as other costs associated with growing our business.

Interest Income (Expense), Net

Interest income consists primarily of interest income received on our cash and cash equivalents.  Interest expense consists primarily of interest and amortization of debt issuance costs related to our secured convertible promissory notes issued in 2016 and 2017.  The secured convertible notes have converted into shares of our common stock in connection with the Merger and Offering.

Grant Income

Grant income is recognized as earned based on contract work performed.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$3,169,115	$2,903,564	$5,424,699	$5,893,122
General and administrative	2,414,747	1,473,869	4,918,748	2,689,754
Total operating expenses	5,583,862	4,377,433	10,343,447	8,582,876
Operating loss	(5,583,862)	(4,377,433)	(10,343,447)	(8,582,876)
Grant income	11,239	80,954	46,896	89,624
Interest income (expense), net	52,316	(88,783)	(219,459)	(87,706)
Other income, net	—	—	—	997
Total other income (expense), net	63,555	(7,829)	(172,563)	2,915
Net loss and comprehensive loss	$(5,520,307)	$(4,385,262)	$(10,516,010)	$(8,579,961)

Comparison of the Three Months Ended June 30, 2017 and 2016

Operating Expenses

	Three Months Ended June 30,
	2017	2016
Operating expenses:
Research and development	$3,169,115	$2,903,564
General and administrative	2,414,747	1,473,869
Total operating expenses	$5,583,862	$4,377,433

Research and Development

Research and development expenses for the three months ended June 30, 2017 increased $0.3 million, or 9.1%, compared to the three months ended June 30, 2016. This increase was the result of increased expenses associated with our lead program AKB-9778 as we prepared to initiate the double-blind Phase 2b DR clinical trial, offset by a decrease in spending on our pipeline programs – AKP4924 and ARP 1536.

The $0.8 million increase in spending in our lead program, AKB-9778, for the three months ended June 30, 2017 from the corresponding period in 2016 is primarily attributed to expenses associated with initiating the Phase 2 DR clinical trial including the cost of drug product of approximately $2.0 million offset by a decrease in pre-clinical and DME Phase 2a study expenses incurred in the prior period of $1.2 million.

The $0.5 million decrease in spending on our pipeline programs, for the three months ended June 30, 2017 from the corresponding period in 2016 is primarily due to our decision to focus on the lead program while pursuing alternative strategies to fund further development activities for one or both the pipeline programs.  During the 2016 period, healthy volunteers were enrolled in the AKB-4924 Phase 1a and ARP-1536 cell line development expenses were incurred.

General and Administrative.

General and administrative expenses in the three months ended June 30, 2017, increased $0.9 million, or 63.8%, compared to the three months ended June 30, 2016. This increase was primarily attributable to personnel and related expenses, including costs to recruit additional resources as well as professional services, including legal, accounting, insurance and other professional service expenses associated with the Merger, related transactions and operating as a public reporting company.

Other Income (Expense), Net

	Three Months Ended June 30,
	2017	2016
Other income (expense):
Grant income	$11,239	$80,954
Interest income (expense), net	52,316	(88,783)
Total other income (expense), net	$63,555	$(7,829)

Grant income

Grant income is recognized as earned based on contract work performed. Grant income amounts can vary greatly from period to period depending on the funding and needs of the party for whom we perform the requested services.

Interest income (expense), Net

Interest income in the three months ended June 30, 2017 reflects interest earned during the period on cash balances invested in short term money market instruments.  The net proceeds received in the Offering on March 15, 2017, less cash used in operations during the quarter, were available for investment. The interest expense in the corresponding three-month period in 2016, was primarily related to the senior secured convertible notes issued in April 2016, offset in part by a small amount of interest income earned on invested cash balances.  We completed three note financings in fiscal 2016 totaling an aggregate principal amount of approximately $12.5 million and one note financing in the first quarter of fiscal 2017, totaling an aggregate principal amount of approximately $0.3 million. The financings were funded in four tranches’, beginning with one in April 2016 for $4.5 million, one in July 2016 for $4.5 million, one in October 2016 for $3.5 million and one in January 2017 for $0.3 million. The notes accrued interest at the rate of eight percent (8%) per annum, compounded annually.  The principal and accrued interest on the secured convertible notes was converted into common stock on March 15, 2017, in connection with the Merger.

Comparison of the Six Months Ended June 30, 2017 and 2016

Operating Expenses

	Six Months Ended June 30,
	2017	2016
Operating expenses:
Research and development	$5,424,699	$5,893,122
General and administrative	4,918,748	2,689,754
Total operating expenses	$10,343,447	$8,582,876

Research and Development

Research and development expenses for the six months ended June 30, 2017 decreased $0.5 million, or 7.9%, compared to the six months ended June 30, 2016. This decrease resulted from decreased expenses associated with our pipeline programs – AKB 4924 and ARP 1536, offset by an increase in spending on our lead program AKB-9778, as we prepared to initiate the double-blind Phase 2b DR clinical trial in June 2017.

The $0.7 million increase in spending in our lead program, AKB-9778, for the six months ended June 30, 2017 from the corresponding period in 2016 is primarily attributed to expenses associated with initiating the Phase 2 DR clinical trial including the cost of drug product of approximately $2.9 million offset by a decrease in pre-clinical and Phase 2a expenses incurred in the prior period of $2.2 million.

The $1.2 million decrease in spending on our pipeline programs, for the six months ended June 30, 2017 from the corresponding period in 2016 is primarily due to our decision to focus on the lead program while pursuing alternative strategies to fund further development activities for one or both the pipeline programs.  During the 2016 period, healthy volunteers were enrolled in the AKB-4924 Phase 1a and ARP-1536 cell line development expenses were incurred.

General and Administrative

General and administrative expenses in the six months ended June 30, 2017, increased $2.2 million, or 83.7%, compared to the six months ended June 30, 2016. This increase was primarily attributable to personnel and related expenses, including costs to recruit additional resources as well as professional services including, legal, accounting, insurance and other professional service expenses associated with the Merger, related transactions and operating as a public reporting company.

Other (Expense) Income, Net

	Six Months Ended June 30,
	2017	2016
Other (expense) income:
Grant income	$46,896	$89,624
Interest expense, net	(219,459)	(87,706)
Other income, net	—	997
Total other (expense) income, net	$(172,563)	$2,915

Grant income

Grant income is recognized as earned based on contract work performed. Grant income amounts can vary greatly from period to period depending on the funding and needs of the party for whom we perform the requested services.

Interest expense, Net

Interest expense in the six months ended June 30, 2017, was primarily related to the senior secured convertible notes issued in 2016 and 2017, offset by interest income earned during the period on cash balances invested in short term money market instruments.  The net proceeds received in the Offering on March 15, 2017, less cash used in operations during the period, were available for investment. The interest expense in the corresponding six-month period in 2016, was primarily related to the senior secured convertible notes issued in April 2016, offset in part by a small amount of interest income earned on invested cash balances.  We completed three note financings in fiscal 2016 totaling an aggregate principal amount of approximately $12.5 million and one note financing in the first quarter of fiscal 2017, totaling an aggregate principal amount of approximately $0.3 million. The convertible note financings were funded in four tranches’, beginning with one in April 2016 for $4.5 million, one in July 2016 for $4.5 million, one in October 2016 for $3.5 million and one in January 2017 for $0.3 million. The notes had interest at the rate of eight percent (8%) per annum, compounded annually.  The principal and accrued interest on the secured convertible notes was converted into common stock on March 15, 2017, in connection with the Merger.

Other income

Other income represents amounts received from Akebia for services rendered under the shared services agreements.  The agreements expired in 2016.

Liquidity and Capital Resources

Since inception, we have incurred significant net losses and negative cash flows from operations. For the three months ended June 30, 2017 and 2016, we had net losses of $5.5 million and $4.4 million, respectively. At June 30, 2017 and December 31, 2016, we had an accumulated deficit of $97.7 million and $86.2 million, respectively.

At June 30, 2017, we had cash and cash equivalents and short-term investments of $28.9 million. To date, we have financed our operations principally through the Offering, private placements of our redeemable convertible preferred stock, common stock and issuances of secured convertible promissory notes.  Based on our current plans, we expect that our existing cash and cash equivalents, will enable us to conduct our planned operations into the first quarter of fiscal 2019.

We could potentially use our available financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future financing needs. We continuously evaluate our needs for additional capital and consider opportunities on an ongoing basis, including capital from many different sources including equity capital, strategic alliances, business development debt, collaborations and business combinations.  Adequate additional funding may not be available to us on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.”

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(10,252,055)	$(7,845,346)
Net cash used in investing activities	(6,547)	(113,297)
Net cash provided by financing activities	37,496,845	4,417,188
Net increase (decrease) in cash and cash equivalents	$27,238,243	$(3,541,455)

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

For the six months ended June 30, 2017, operating activities used approximately $10.2 million in cash, primarily as a result of our net loss of $10.5 million, and approximately $0.3 million from changes in working capital offset by approximately $0.6 million in non-cash charges that consisted of stock compensation expense, non-cash interest expense, amortization of debt issuance costs and depreciation expense. For the six months ended June 30, 2016, operating activities used approximately $7.8 million in cash, primarily as a result of our net loss of $8.6 million, offset by approximately $0.6 million net change in our working capital, and $0.4 million of non-cash charges consisting of stock compensation expense, non-cash interest expense, amortization of debt issuance costs and depreciation expense.

Investing Activities

Cash used in investing activities for both six month periods ended June 30, 2017 and 2016 was due to capital expenditures to support our operations.  In addition, in the six months ended June 30, 2016, we acquired approximately $0.1 million of laboratory equipment to support internal drug development capabilities

Financing Activities

During the six months ended June 30, 2017, we received net proceeds of $37.2 million from the sale of common stock at $5.00 per share, issued in the Offering and $0.3 million in January from an extension to the Aerpio senior secured convertible notes.

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

Off-Balance Sheet Arrangements

As of June 30, 2017 and 2016, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

We estimate the fair value of our options to purchase shares of common stock to employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of the expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to our company, including stage of product development and life science industry focus. We are a development stage company in an early stage of product development with no revenues and the representative group of companies has certain similar characteristics. We believe the group selected has sufficient similar economic and industry characteristics, and includes companies that are most representative of our company. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees and non-employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as we do not expect substantially different exercise or post-vesting termination behavior among our employee population. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock, similar to our peer group. The grant date fair value of restricted stock award grants is based on the estimated value of our common stock at the date of grant.

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

During the three months ended June 30, 2017 and 2016, and the six months ended June 30, 2017 and 2016 stock-based compensation expense was approximately $0.1 million, $0.1 million, $0.3 million and $0.2 million, respectively.  As of June 30, 2017, we had $0.2 million of total unrecognized stock-based compensation costs for stock options, which we expect to recognize over a weighted-average period of 2.0 years. As of June 30, 2017, we had $0.3 million of total unrecognized stock-based compensation costs for restricted stock awards, which we expect to recognize over a weighted-average period of 1.2 years.

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

Based on these assumptions, we estimated the fair value of our common stock on a pre-Merger basis to be $1.20 as of December 31, 2016 ($2.80 as of December 31, 2016 on an as converted basis to reflect the effect of the Merger).

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

For the valuation of our common stock at March 31, and June 30, 2017, we used $5.00 per share; the share price paid by outside investors in our private placement closed on March 15, 2017.  There were no stock awards granted or issued in the six months ended June 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s cash balance as of June 30, 2017 consisted of cash held in an operating account that earns nominal interest income. Therefore, there was minimal or no interest rate risk.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our President and Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting.  The material weakness was initially identified at December 31, 2016 as previously disclosed and relates to the effectiveness of controls over our review and approval procedures with respect to financial information generated to prepare our consolidated financial statements, coupled with a lack of segregation of duties.  We are taking steps to remediate this material weakness.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the information, documents or reports included or incorporated by reference in this Quarterly Report on Form 10-Q for the period ended June 30, 2017, you should carefully consider the risks described below, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. As a result, you could lose some or all of your investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred net losses each year since our inception, including net losses of $17.0 million and $17.1 million for the years ended December 31, 2016 and 2015, respectively, and $10.5 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $97.7 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase significantly if and as we:

•

continue our Phase 2 program and prepare for a future Phase 3 development program of AKB-9778 for the treatment of diabetic retinopathy, or DR, including as we continue our ongoing TIME-2b clinical trial.

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

As of June 30, 2017, our cash and cash equivalents and short-term investments were $28.9 million. We believe that we will continue to expend substantial resources for the foreseeable future developing AKB-9778 and any other product candidates that we may develop or acquire. Additionally, we may expend substantial resources to further develop AKB-4924 if we secure sufficient additional funding, likely from a strategic and commercial partner for that candidate, as well as ARP-1536 if we secure sufficient additional funding, which may be from a partner for that candidate. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We currently have only one product candidate, AKB-9778, in clinical development, and our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of that product candidate, which may never occur. We currently have no products for sale, generate no revenues from sales of any drugs, and may never be able to develop marketable products. AKB-9778, which recently completed a proof of concept Phase 2 clinical trial, will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence its commercialization. In June 2017, we announced the initiation of patient dosing in our ongoing Phase 2b clinical trial of AKB-9778 in patients with DR.  Our other product candidate, AKB-4924, recently completed a Phase 1a trial. We currently may further develop AKB-4924 only if we secure sufficient additional funding, likely from a strategic and commercial partner, to continue its development. In addition, we currently may further develop ARP-1536 only if we secure sufficient additional funding , which may be from a strategic and commercial partner to continue its clinical development. There can be no assurance that we will be able to secure such additional funding or a strategic or commercial partner on commercially reasonable terms or at all. Any failure to do so would impair our ability to advance AKB-4924 and ARP-1536, resulting in our even greater dependence on AKB-9778. None of our product candidates has advanced into a pivotal trial, and it may be years before such trial is initiated, if ever. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that any drug candidate is safe and effective and any biological product candidate is safe, pure, and potent for use in each target indication. This process can take many years. Of the large number of drugs in development in the United States, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize AKB-9778.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. Our competitors may have ongoing clinical trials for product candidates that could be competitive with our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, while we have initiated patient dosing in our TIME-2b clinical trial, there is no guarantee that we can successfully enroll patients in a timely manner.  As a result, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our development of AKB-9778 or termination of the clinical trials altogether.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies may not be predictive of similar results in humans during clinical trials, and successful results from early or small clinical trials may not be replicated in later and larger clinical trials. For example, our early encouraging preclinical and clinical results for AKB-9778 do not ensure that the results of our ongoing clinical trials, including TIME-2b, or any future clinical trials will demonstrate similar results. Our planned Phase 2 and Phase 3 development program will enroll a larger number of subjects and will treat subjects for longer periods than our prior trials, which will result in a greater likelihood that adverse events may be observed. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early stage development, and we may face similar setbacks. If the results of our ongoing or future clinical trials for AKB-9778 are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are safety concerns or adverse events, we may be prevented from or delayed in obtaining marketing approval for AKB-9778.

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

Because we are quoted on the OTCQB instead of a national exchange or quotation system, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

Our common stock is currently quoted on the OTC Market Group’s OTCQB Market quotation system under the ticker symbol “ARPO.” The OTCQB are regulated quotation services that display real-time quotes, last sale prices and volume limitations in over-the-counter securities. Trading in shares quoted on the OTCQB is often thin and characterized by volatility in trading prices. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our common stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities. Moreover, the OTCQB is not a stock exchange, and trading of securities on them is often more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

Because the Merger was a reverse merger, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist as a result of our becoming a public reporting company through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our capital stock or business. Because we became a public reporting operating company through a reverse merger, there is no incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to provide analyst coverage of our capital stock or business in the future.

The resale of shares covered by a registration statement could adversely affect the market price of our common stock in the public market, should one develop, which result would in turn negatively affect our ability to raise additional equity capital.

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. We filed and caused to become effective a registration statement with the SEC registering the resale of 27,367,117 shares of our common stock issued in connection with the Merger and the Offering. This registration statement permits the resale of these shares at any time. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our Common Stock at times and prices that you feel are appropriate. Furthermore, we expect that, because there will be a large number of shares registered pursuant to a registration statement, selling stockholders will continue to offer shares covered by such registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to a registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2017, the Company issued 25,729 shares of common stock at a weighted average share price of $1.40 in connection with a stock option exercise under the Aerpio Therapeutics, Inc. 2011 Equity Incentive Plan. In addition, in April 2017, the Company, repurchased 5,246 shares of common stock, unvested under a restricted stock agreement at the time the agreement was terminated.

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

Company Name

Date: August 10, 2017	By:	/s/ Joseph H. Gardner
Joseph H. Gardner
Chief Executive Officer and Director

Date: August 10, 2017	By:	/s/ James B. Murphy
James B. Murphy
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
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