Form 10-Q
period 2017-09-30
Aerpio Pharmaceuticals, Inc.
filed 2017-11-13
CIK 1422142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, the registrant had  27,070,038 shares of common stock, $0.0001 par value per share, outstanding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,828,910	$1,609,694
Short-term investments	50,000	50,000
Accounts receivable	39,246	4,157
Prepaid research and development contracts	323,814	353,434
Other current assets	621,807	209,038
Total current assets	25,863,777	2,226,323

Furniture and equipment, net	116,873	149,595
Deposits	20,960	20,960
Total assets	$26,001,610	$2,396,878

Liabilities, redeemable convertible preferred stock, and stockholders´ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,586,233	$2,470,970
Convertible notes	—	12,386,647
Total current liabilities	2,586,233	14,857,617
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock (all classes)	—	73,757,890
Stockholders’ equity (deficit):
Common stock, $0.0001 par value per share; 300,000,000 and 17,440,436 shares authorized and 27,070,038 and 1,240,925 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	2,707	124
Additional paid-in capital	125,740,297	—
Accumulated deficit	(102,327,627)	(86,218,753)
Total stockholders’ equity (deficit)	23,415,377	(86,218,629)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$26,001,610	$2,396,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating expenses:	(unaudited)		(unaudited)
Research and development	$2,942,170	$3,481,261	$8,366,869	$9,374,383
General and administrative	1,814,068	1,264,054	6,732,816	3,953,808
Total operating expenses	4,756,238	4,745,315	15,099,685	13,328,191
Loss from operations	(4,756,238)	(4,745,315)	(15,099,685)	(13,328,191)
Grant income	46,824	26,561	93,720	116,185
Interest income (expense), net	59,847	(166,847)	(159,612)	(254,552)
Other income, net	—	—	—	997
Total other income (expense)	106,671	(140,286)	(65,892)	(137,370)
Net and comprehensive loss	$(4,649,567)	$(4,885,601)	$(15,165,577)	$(13,465,561)

Reconciliation of net loss attributable to common stockholders:
Net and comprehensive loss	$(4,649,567)	$(4,885,601)	$(15,165,577)	$(13,465,561)
Extinguishment of preferred stock	—	—	—	224,224
Accretion of redeemable convertible preferred stock to redemption value	—	(1,054,657)	(943,297)	(3,098,149)
Net loss attributable to common stockholders	$(4,649,567)	$(5,940,258)	$(16,108,874)	$(16,339,486)

Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(6.69)	$(0.81)	$(20.01)
Weighted average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	26,926,673	888,094	19,889,984	816,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders Equity (Deficit)

For the Nine Months Ended September 30, 2017
			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Stock (all classes)		Common Stock
	Shares	Total	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2016	14,015,016	$73,757,890	1,240,925	$124	—	$(86,218,753)	$(86,218,629)
Adjustment of redeemable convertible preferred stock to redemption value	—	943,297	—	—	—	(943,297)	(943,297)
Conversion of redeemable convertible preferred stock	(14,015,016)	(74,701,187)	14,015,016	1,402	74,699,785	—	74,701,187
Conversion of convertible notes and accrued interest	—	—	2,744,059	274	13,447,660	—	13,447,934
Share exchange in connection with Merger	—	—	1,000,000	100	(100)	—	—
Issuance of common stock, net of issuance costs of $3,084,385	—	—	8,049,555	805	37,162,585	—	37,163,390
Issuance of common stock upon exercise of stock options	—	—	25,729	3	36,098	—	36,101
Forfeiture of restricted stock	—	—	(5,246)	(1)	1	—	—
Share-based compensation expense	—	—	—	—	394,268	—	394,268
Net and comprehensive loss	—	—	—	—	—	(15,165,577)	(15,165,577)
Balance at September 30, 2017	—	—	27,070,038	$2,707	$125,740,297	$(102,327,627)	$23,415,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2017	2016
Operating activities:	(unaudited)
Net and comprehensive loss	$(15,165,577)	$(13,465,561)
Adjustments to reconcile net and comprehensive loss to net cash used in operating activities:
Depreciation	39,269	53,244
Stock-based compensation	394,268	358,263
Amortization of debt issuance costs	75,561	118,554
Interest expense related to convertible note conversion	204,929	257,998
Changes in operating assets and liabilities:
Accounts receivable	(35,089)	109,399
Prepaid expenses and current other assets	(383,149)	59,838
Accounts payable and other current liabilities	598,706	(168,018)
Net cash used in operating activities	(14,271,082)	(12,676,283)
Investing activities:
Purchase of furniture and equipment	(6,547)	(113,297)
Net cash used in investing activities	(6,547)	(113,297)
Financing activities:
Proceeds from exercise of stock options	36,101	18,969
Proceeds from issuances of convertible notes	297,354	9,073,062
Cash paid for debt issuance costs	—	(138,312)
Proceeds from sale of common stock	40,247,775	—
Cash paid in connection with the sale of common stock	(3,084,385)	—
Net cash provided by financing activities	37,496,845	8,953,719

Net increase (decrease) in cash and cash equivalents	23,219,216	(3,835,861)
Cash and cash equivalents at beginning of year	1,609,694	5,144,211
Cash and cash equivalents, nine months ended	$24,828,910	$1,308,350

Non-cash financing activities
Conversion of redeemable convertible preferred stock into common stock	$74,701,187	$—
Conversion of convertible notes and accrued interest into common stock	13,447,934	—
Accretion of redeemable convertible preferred stock to redemption value	943,297	3,098,149
Extinguishment of redeemable convertible preferred stock	—	(224,224)

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

At the effective time of the Merger, the shares of the Aerpio’s (i) common stock issued and outstanding immediately prior to the closing of the Merger (including restricted common stock, whether vested or unvested, issued under the Aerpio’s 2011 Equity Incentive Plan), and (ii) redeemable convertible preferred stock issued and outstanding immediately prior to the closing of the Merger, were converted into shares of the Company’s common stock. In addition, immediately prior to the Merger, the outstanding amounts under certain senior secured convertible notes issued by Aerpio to its pre-Merger noteholders were converted into shares of Aerpio’s preferred stock, which were then converted to shares of Aerpio’s common stock and subsequently were converted into shares of the Company’s common stock, together with the other shares of the Aerpio’s common stock described above. In addition, pursuant to the Merger Agreement options to purchase shares of the Aerpio’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed and converted into options to purchase shares of the Company’s common stock. All the outstanding capital stock of Aerpio was converted into shares of the Company’s common stock on a 2.3336572:1 basis.

As a result of the Merger, the Company acquired the business of Aerpio and will continue the existing business operations of Aerpio as a public reporting company under the name Aerpio Pharmaceuticals, Inc. Immediately after the Merger, on March 15, 2017, Aerpio converted into a Delaware limited liability company (the “Conversion”).

Immediately following the Conversion, the pre-Merger stockholders of Zeta surrendered for cancellation 4,000,000 of the 5,000,000 shares of the outstanding common stock of Zeta, (the “Share Cancellation”).  Following the Share Cancellation, on March 15, 2017, the Company closed a private placement offering (the “Offering”) of 8,049,555 shares of the Company’s common stock, at a purchase price of $5.00 per share, for net proceeds of $37.2 million and the issuance of warrants with a term of three years, to purchase 317,562 shares of the Company’s common stock at an exercise price of $5.00 per share.

The Merger was treated as a recapitalization and reverse acquisition for financial reporting purposes. The Company is the legal acquirer of Aerpio in the transaction.  However, Aerpio is considered the acquiring company for accounting purposes since (i) former Aerpio stockholders own in excess of 50% of the combined enterprise on a fully diluted basis immediately following the Merger and Offering, and (ii) all members of the Company’s executive management and Board of Directors are from Aerpio. In accordance with “reverse merger” or “reverse acquisition” accounting treatment, the unaudited condensed consolidated interim financial statements for the period ended September 30, 2017 include the accounts of the Company and its wholly owned subsidiary, Aerpio Therapeutics, LLC.  The comparative historical financial statements for periods ended prior to the date of the Merger are the historical financial statements of Aerpio. Consequently, the assets and liabilities and the historical operations that are reflected in these condensed consolidated financial statements of the Company are those of Aerpio, which were recorded at their historical cost basis.  Unless otherwise indicated, all share and per share figures reflect the exchange of each 2.3336572 shares of Aerpio capital stock, convertible notes and share based awards, then outstanding, for 1 share of the Company’s common stock at the effective time of the Merger.

The Company is a biopharmaceutical company focused on advancing first-in-class treatments for ocular disease.  The Company’s lead product candidate, AKB-9778, a small molecule activator of the Tie2 pathway, is being developed for the treatment of diabetic retinopathy (“DR”). Tie2 signaling is essential for regulating blood vessel development and the stability of mature vessels. The Company has completed a Phase 2a clinical trial in diabetic macular edema (“DME”), a swelling of the retina that is a common cause of vision loss in patients with DR and during the second quarter of 2017, initiated a twelve month, double blind Phase 2b clinical trial in patients with DR who have not developed more serious complications such as DME or proliferative diabetic retinopathy.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Securities and Exchange Commission (SEC) regulations and include all of the information and disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP" or "GAAP") for interim financial reporting, and, in the opinion of management include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period presented. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Aerpio Therapeutics Inc. for the year ended December 31, 2016, included in the Company’s Registration Statement on Form S-1 filed with the SEC. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The Company’s condensed consolidated financial statements are stated in U.S. Dollars.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, which is the business of developing and commercializing proprietary therapeutics. All the assets and operations of the Company’s sole operating segment are located in the U.S.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, if applicable, and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: fair value of the Company’s common stock and other equity instruments, accrued expenses, and income taxes.

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

The Company utilizes significant estimates and assumptions in determining the fair value of its common stock and other equity instruments. The Company granted stock options at exercise prices not less than the fair value of its common stock, as determined by the Board of Directors contemporaneously at the date such grants were made. The Board of Directors has historically determined the estimated fair value of the Company’s common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which the Company sold shares of common and preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time, and, for periods prior to the Offering, the likelihood of achieving a liquidity event, such as a public offering or sale of the Company.

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

Short-Term Investments

Time deposits with remaining maturities of greater than three months but less than one year at the time of purchase are classified as short-term investments in the accompanying condensed consolidated balance sheets.

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

Income Taxes

Income taxes are recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) Topic 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and for loss and credit carryforwards using enacted tax rates anticipated to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all of the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of September 30, 2017, and December 31, 2016, the Company does not have any significant uncertain tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.

Net Loss per Share Attributable to Common Stockholders

The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of this calculation, redeemable convertible preferred stock, convertible notes payable, stock options to purchase common stock, warrants, and unvested restricted stock awards are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share attributable to common stockholders were the same for all periods presented.

For all periods presented, all share and per share amounts have been retrospectively adjusted to reflect the exchange of each 2.3336572 shares of Aerpio capital stock and share based awards then outstanding, for 1 share of the Company’s common stock at the effective time of the Merger.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the condensed consolidated statements of operations and comprehensive loss based on their fair values. All the Company’s stock-based awards are subject only to service-based vesting conditions. The Company estimates the fair value of its stock-based awards using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. The fair value of restricted stock awards is determined based on the Company’s estimated common stock value.

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

The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term, as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted to employees, and utilizes the contractual term for options granted to non-employees. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, short-term investments, accounts receivable, and accounts payable. The Company values cash equivalents using quoted market prices. The valuation technique used to measure the fair value of short-term investments was based on observable market data. The fair value of accounts receivable and accounts payable approximate the carrying value because of their short-term nature.

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

To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers within the fair value hierarchy in the nine months ended September 30, 2017 or September 30, 2016. The assets of the Company measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2017
Assets:
Cash and cash equivalents	$24,828,910	$—	$—	$24,828,910
Short-term investments	—	50,000	—	50,000
Total assets	$24,828,910	$50,000	$—	$24,878,910
December 31, 2016
Assets:
Cash and cash equivalents	$1,609,694	$—	$—	$1,609,694
Short-term investments	—	50,000	—	50,000
Total assets	$1,609,694	$50,000	$—	$1,659,694

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents and short-term investments are the only financial instruments that potentially subject the Company to concentrations of credit risk. At September 30, 2017 and December 31, 2016, all the Company’s cash was deposited in accounts at two principal financial institutions. The Company maintains its cash and cash equivalents and short-term investments with a high-quality, accredited financial institution and, accordingly, such funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, if any. Comprehensive loss equaled net loss for all periods presented.

Furniture and Equipment

Furniture and equipment is stated at cost, less accumulated depreciation. Furniture and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Such costs are periodically reviewed for recoverability when impairment indicators are present. Such indicators include, among other factors, operating losses, unused capacity, market value declines, and technological obsolescence. Recorded values of asset groups of furniture and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).

Research and Development Costs

Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU is intended to simplify accounting for share-based payments and requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows rather than being recorded within equity and reflected within financing cash flows. The ASU also provides an option for companies to recognize forfeitures as they occur rather than estimating the number of awards expected to be forfeited. The Company adopted this ASU on January 1, 2017 and has applied the new guidance related to excess tax benefits on a prospective basis. The Company also elected to account for forfeitures of share-based payments as they occur.  The effect of adoption was not material to the condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU will require lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability. For statement of operations purposes, the FASB retained a dual model, requiring leases to be classified as finance leases or operating leases. This update is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the effect that adoption of the new standard will have on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet adopted this ASU and is currently evaluating the effect that adoption of this new standard will have on its condensed consolidated financial statements.

3. Related-Party Arrangements

Aerpio was initially capitalized in December 2011 in a spinout transaction from Akebia Therapeutics, Inc. (Akebia) to enable more rapid development of its compounds.  In connection with the spinout of Aerpio from Akebia, the companies entered into shared services agreements. Under the terms of the shared services agreements, Akebia and Aerpio obtained from and provided to each other certain services, as outlined below. These agreements expired on December 31, 2016.

Below is a summary of the activities included in the statements of operations and comprehensive loss:

		Three Months Ended September 30,		Nine Months Ended September 30,
Activity	Condensed Consolidated Financial Statement Caption	2017	2016	2017	2016
Akebia related employee costs	Research and development operating expenses	$—	$—	$—	$12,923
Facility-related reimbursement	Other income (expense), net	—	—	—	997

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	September 30,	December 31,
	2017	2016
Accounts payable	$855,423	$1,135,608
Professional fees	355,099	200,468
Accrued bonus	470,362	—
Accrued interest	—	483,442
Accrued vacation	103,300	52,835
Accrued project costs	749,183	541,158
Other	52,866	57,459
Total accounts payable and accrued expenses	$2,586,233	$2,470,970

5. Notes Payable to Investors

In March 2016, Aerpio entered into a senior secured convertible note financing (the “Convertible Notes” or the “Convertible Note Financing”) totaling approximately $9,000,000, with certain preferred investors of Aerpio. All preferred investors were invited to participate in the Convertible Notes Financing. At September 30, 2017 and December 31, 2016, the unamortized debt issuance costs related to Convertible Note financings was $0 and $75,561, respectively. In connection with the Convertible Note Financing, Aerpio’s Articles of Incorporation were amended such that any Aerpio preferred stockholder that did not participate in the Convertible Note Financing would have their respective shares of Aerpio preferred stock automatically converted into Aerpio common stock using a 3-to-1 conversion ratio and such preferred stockholders would lose the right to representation on the Aerpio Board of Directors and other preferred rights.

The Convertible Note Financing had two separate closings of approximately $4,500,000 each on April 14, 2016 and July 15, 2016. Certain Aerpio preferred stockholders chose not to participate in the Convertible Note Financing and their respective Aerpio preferred stock was converted into shares of Aerpio common stock in April 2016 in accordance with the terms of the Articles of Incorporation. Aerpio treated this as an extinguishment of its preferred stock. The Convertible Notes accrued interest at 8% per annum, compounded annually. The Company incurred $138,312 of costs in association with the issuance of the Convertible Notes that were amortized over the expected life of the Convertible Notes, from the date of execution through October 31, 2016. The Convertible Notes were also subject to mandatory prepayment upon the occurrence of certain events, such as a liquidation, dissolution, or the sale of Aerpio. In addition, and prior to maturity, the Convertible Notes were automatically convertible into shares of Aerpio capital stock upon the occurrence of a sale of Aerpio’s capital stock in a single transaction resulting in gross proceeds to Aerpio of $30,000,000 (hereinafter referred to as an “Investor Sale”). The type and class of Aerpio capital stock of to be issued to the holder of each Convertible Note upon conversion would have been identical to the type and class of Aerpio capital stock issued in the Investor Sale. The holder of each Convertible Note was entitled to a number of shares of Aerpio capital determined by dividing (i) the outstanding principal amount of the Convertible Note plus any unpaid accrued interest by (ii) an amount equal to the price per share of Aerpio capital stock paid by the purchasers of such shares in connection with the Investor Sale. The Convertible Notes were secured by a first priority perfected security interest in all of the Aerpio’s assets.

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

6. Common Stock

As of September 30, 2017 and December 31, 2016, the Company had 300,000,000 and 17,440,436 shares, respectively, of authorized common stock with par value of $0.0001 per share. On March 15, 2017, in connection with the Merger, (Note 1) all the outstanding redeemable convertible preferred stock, was converted into 14,015,016 shares of the Company’s common stock and the Convertible Notes, both principal and accrued interest, were converted into 2,744,059 shares of the Company’s common stock.

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

In addition, each Restricted Holder and any stockholders holding or beneficially owning 1% or more of our common stock after giving effect to the Merger, agreed, for a period of 12 months following the Closing Date, that it will not, directly or indirectly, effect or agree to effect any short sale (as defined in Rule 200 under Regulation SHO of the Securities Exchange Act of 1934 (“the Exchange Act”), whether or not against the box, establish any “put equivalent position” (as defined in Rule 16a-1(h) under the Exchange Act) with respect to the common stock, borrow or pre-borrow any shares of common stock, or grant any other right (including, without limitation, any put or call option) with respect to the common stock or with respect to any security that includes, relates to or derives any significant part of its value from the common stock or otherwise seek to hedge its position in the common stock.

Anti-dilution protection

Investors in the Offering have anti-dilution protection with respect to the shares of the Company’s common stock sold in the Offering such that if within six (6) months after the initial closing of the Offering the Company issues additional shares of common stock or common stock equivalents (subject to certain exceptions), for consideration per share less than the Offering Price, or the Lower Price, each such investor will be entitled to receive from the Company additional shares of common stock in an amount such that, when added to the number of shares of common stock initially purchased by such investor and still held of record and beneficially owned by such investor at the time of the dilutive issuance, or the Held Shares, will equal the number of shares of common stock that such investor’s Offering subscription amount for the Held Shares would have purchased at the Lower Price. Either (i) holders of a majority of the then-held Held Shares or (ii) a representative of the holders of the then-held Held Shares, which representative shall be appointed by three (3) investors who then hold the largest number of Held Shares, may waive the anti-dilution rights of all Offering investors with respect to a particular issuance by the Company. These anti-dilution rights were determined not to be a freestanding financial instrument and did not meet the definition of a derivative.  At September 30, 2017, the anti-dilution rights were expired and the Company did not issue any additional shares of common stock or common stock equivalents during the nine-month period ended September 30, 2017.

Warrants to Purchase Common Stock

At September 30, 2017, the Company had warrants outstanding for the purchase of 317,562 shares of the Company’s common stock at an exercise price of $5.00 per share.  The warrants have a three-year term and expire on March 15, 2020.  The Warrants were issued in connection with the Offering.  At the expiration date of the warrant, if the fair value of the Company’s common stock exceeds the exercise price, the warrant will be automatically exercised and the exercise price will be fulfilled through the net share settlement provisions.  The number of shares and the exercise price shall be adjusted for standard ant-dilution events such as stock splits, combinations, reorganizations, or issue shares as part of a stock dividend.   Upon a change of control, the warrant holder will have the right to receive securities, cash or other properties it would have been entitled to receive had the warrant been exercised. The Warrants are equity classified instruments and do not contain contingent exercise provisions, or other features, that would preclude the Company from concluding that the Warrants are indexed solely to the Company’s stock.

7. Preferred Stock

At September 30, 2017, the Company had 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital.  No preferred stock was issued and outstanding at September 30, 2017.  In connection with the Merger (Note 1), all the Aerpio redeemable convertible preferred stock issued and outstanding prior to the Merger was converted into shares of the Company’s common stock.

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

8. Stock-Based Compensation

Pursuant to the Merger (Note 1), the Company assumed each option to purchase Aerpio common stock that remained outstanding under the Aerpio Therapeutics, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), whether vested or unvested, and converted it into an option to purchase such number of shares of the Company’s common stock equal to the number of shares of Aerpio common stock subject to the option immediately prior to the Merger, divided by the applicable Merger exchange rate of 2.3336572, with any fraction rounded down to the nearest whole number.  The exercise price per share of each assumed option is equal to the exercise price of the Aerpio option prior to the assumption, multiplied by the applicable Merger exchange rate of 2.3336572, rounded up to the nearest whole cent.  The terms of the 2011 Plan continue to govern the options covering an aggregate of 898,962 and 927,592 shares of the Company’s common stock at September 30, 2017 and December 31, 2016 respectively, subject to awards assumed by the Company, except that all references in the 2011 Plan to Aerpio, will now be the Company.  In addition, each unvested share of Aerpio restricted common stock issued under the 2011 Plan that was outstanding immediately prior to the effective time of the Merger, was converted by virtue of the Merger into restricted common stock of the Company, equal to the number of shares of Aerpio common stock subject to the unvested shares of Aerpio restricted common stock immediately prior to the Merger divided by the applicable Merger exchange rate of 2.3336572, with any fraction rounded down to the nearest whole number.

In March 2017, the Company’s Board of Directors adopted, and the stockholders approved, the 2017 Stock Option and Incentive Plan (the “2017 Plan”), that became effective in April 2017.  The 2017 Plan provides for the issuance of incentive awards up to 4,600,000 shares of common stock to officers, employees, consultants and directors, less the number of shares subject to issued and outstanding awards under the 2011 Plan that were assumed in the Merger.  The 2017 Plan also provides that the number of shares reserved for issuance thereunder will be increased annually on the first day of each year beginning in 2018 by four percent (4%) of the shares of our common stock outstanding on the last day of the immediately preceding year or such smaller increase as determined by our Board of Directors.  No awards were granted under the 2017 Plan as of September 30, 2017.

Stock Options

The options granted generally vest over 48 months. For employees with less than one year’s service, options vest in installments of 25% at the one-year anniversary and thereafter in 36 equal monthly installments beginning in the 13th month after the initial Vesting Commencement Date (as defined), subject to the employee’s continuous service with the Company. Options granted to other employees vest in 48 equal monthly installments after the initial Vesting Commencement Date, subject to the employee’s continuous service with the Company. The options generally expire ten years after the date of grant. The fair value of the options at the date of grant is recognized as an expense over the requisite service period.  No option awards were granted in the nine months ended September 30, 2017 and one option award was granted for 50,228 shares in the nine months ended September 30, 2016.

The following table summarizes the stock option activity during the nine-months ended September 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2017	927,592	$1.70	7.48	$1,030,217
Granted	—	—
Exercised	(25,729)	1.40
Expired/cancelled	(2,901)	2.11
Outstanding, September 30, 2017	898,962	$1.70	6.61	$3,862,412
Expected to vest, September 30, 2017	188,925	$1.78	7.77	$797,234
Options exercisable, September 30, 2017	710,037	$1.68	6.30	$3,065,178

Aggregate intrinsic value represents the estimated fair value of the Company’s common stock at the end of the period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

Compensation expense for stock options was $53,814 and $39,100 for the three months ended September 30, 2017 and 2016, respectively and $173,888 and $124,141 for the nine months ended September 30, 2017 and 2016 respectively. As of September 30, 2017, there was $201,221 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

Shares of restricted stock generally have similar vesting terms as stock options. A summary of the Company’s restricted stock activity and related information during the nine months ended September 30, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2017	241,096	$1.91
Granted	—	—
Vested	(106,015)	1.77
Forfeited	(5,246)	2.20
Nonvested, September 30, 2017	129,835	$1.99

The Company recognized compensation expense for restricted stock of $73,545 and $74,398 for the three months ended September 30, 2017 and 2016, respectively, and $220,380 and 234,122 for the nine months ended September 30, 2017 and 2016 respectively. As of September 30, 2017, there was $248,517 of unrecognized compensation cost related to these restricted stock grants, which is expected to be recognized over a weighted average period of 1.2 years.

Compensation Expense Summary

The Company has recognized the following compensation cost related to employee and non-employee stock-based compensation activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$88,443	$71,752	$276,778	$228,429
General and administrative	38,916	41,746	117,490	129,834
Total	$127,359	$113,498	$394,268	$358,263

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. There were no options granted in the nine months ended September 30,2017. Option pricing models require the input of various subjective assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock.  Accordingly, the weighted-average fair value of the options granted during the three and nine months ended September 30, 2016 was $1.22.  The calculation was based on the following assumptions.

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Expected term (years)	n/a	6.00
Risk-free interest rate	n/a	1.39%
Expected volatility	n/a	78.00%
Expected dividend yield	n/a	0.00%

9. Income Taxes

The Company did not record a current or deferred income tax expense or benefit for the nine months ended September 30, 2017 and 2016, due to the Company’s net losses and increases in its deferred tax asset valuation allowance.

10. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net and comprehensive loss	$(4,649,567)	$(4,885,601)	$(15,165,577)	$(13,465,561)
Extinguishment of preferred stock	—	—	—	224,224
Accretion of redeemable convertible preferred stock to redemption value	—	(1,054,657)	(943,297)	(3,098,149)
Net loss attributable to common stockholders	$(4,649,567)	$(5,940,258)	$(16,108,874)	$(16,339,486)
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(6.69)	$(0.81)	$(20.01)
Weighted average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	26,926,673	888,094	19,889,984	816,395

The following weighted average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2017	2016
Convertible preferred stock (if converted)	—	14,141,112
Notes and accrued interest (if converted)	—	1,904,034
Options to purchase common stock	898,962	927,592
Unvested restricted stock	129,835	292,183
Warrants to purchase common stock	317,562	—

11. Commitments and Contingencies

The Company is a party to a lease covering 7,580 square feet of space in Cincinnati, Ohio that expires in June 2018. Total rent expense for all operating leases was $53,071 and $54,320 for the three months ended September 30, 2017 and 2016, respectively and $155,513 and $162,424 the nine months ended September 30, 2017 and 2016, respectively. The lease agreement contains free rent, escalating rent payments and reimbursement for tenant improvements that amounted to $0 and $46,390 in the three and nine months ended September 30, 2016, respectively. No such lease incentives were recognized in 2017. Rent expense is recorded on the straight-line basis over the initial term with the differences between rent expense and rent payments recorded as deferred rent. As of September 30, 2017, the Company had deferred rent of $44,566, which is included in accrued expenses in the accompanying condensed consolidated balance sheet.  As of September 30, 2017, non-cancelable future minimum lease payments under the existing operating lease were $79,357.  As of September 30, 2017, future payments related to operating leases activities are presented in the table below.

	2017	2018	2019 and Thereafter	Total
Operating leases	$26,379	$52,978	$—	$79,357

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Aerpio Pharmaceuticals, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Quarterly Report on Form 10Q for the period ended September 30, 2017. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Quarterly Report on Form 10Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

The TIME-2b study is a double-masked, placebo-controlled multi-center trial that will enroll 150 patients randomized 1:1:1 to receive either AKB-9778 15 mg subcutaneously once daily, AKB-9778 15 mg twice daily or placebo for a 12-month period.  The primary endpoint of the TIME-2b study is the percentage of patients who improve by at least 2 steps in DR Severity Score, or DRSS in the study eye.

We recently completed a single-center study of the safety and efficacy of AKB-9778 with concomitant PRN anti-vascular endothelial growth factor (“anti-VEGF”) therapy in patients with retinal vein occlusion and a history of persistent macular edema on anti-VEGF monotherapy.  We believe the results from this study suggest that activation of Tie-2 by AKB-9778 may be beneficial in patients with chronic retinal vein occlusion.  However, these results are considered exploratory, given that this was an open-label, non-controlled study without a placebo or active control arm.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, and undertaking preclinical and clinical studies. We have not generated any revenues to date, nor is there any assurance of future revenues. Our product candidates are subject to long development cycles, and there is no assurance we will be able to successfully develop, obtain regulatory approval for, or market our product candidates. As of September 30, 2017, we had an accumulated deficit of $102.3 million and anticipate incurring additional losses for the next several years.

Our primary source of liquidity to date has been through the private placement offering of our common stock (the “Offering”) in March 2017 and the historical sales of redeemable convertible preferred stock, common stock and proceeds from convertible debt. The aggregate net proceeds from the Offering in March 2017 was $37.2 million.  In 2016, we raised a total of $12.5 million through the issuance of secured convertible notes.  In 2017, we raised a total of $0.3 million through the issuance of secured convertible notes. In 2014, we raised a total of $22.0 million ($21.8 million net of offering costs) through the issuance of redeemable convertible preferred stock. We will need to raise additional funds to further advance our clinical research programs, commence additional clinical trials, and commercialize our products, if approved.  While we continue to pursue financing alternatives, which may include equity financing, business development arrangements, licensing arrangements and business combination transactions, financing may not be available to us in the necessary time frame, in the amounts that we need, on terms that are acceptable to us or at all.  If we are unable to raise the necessary funds when needed or reduce spending on currently planned activities, we may not be able to continue the development of our product candidates or we could be required to delay, scale back, or eliminate some or all of our development programs and other operations and will materially harm our business and consolidated financial position.

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

We are subject to a number of risks similar to other life science companies in the current stage of our life cycle, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, competitors developing new technological innovations, and protection of proprietary technology. If we do not successfully mitigate any of these risks, we will be unable to generate revenue or achieve profitability. The condensed consolidated accompanying financial statements have been prepared assuming our Company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. We had cash and cash equivalents and short-term investments of $24.8 million at September 30, 2017. We believe our existing cash and cash equivalents and short-term investments, will be sufficient to fund currently planned operations into the first quarter of fiscal year 2019.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company for the three months ended September 30, 2017 and 2016, and the nine months ended September 30, 2017 and 2016 contained herein, include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

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

The Merger was treated as a recapitalization and reverse acquisition for financial reporting purposes. We are the legal acquirer of Aerpio in the transaction.  However, Aerpio is considered the acquiring company for accounting purposes since (i) former Aerpio stockholders own in excess of 50% of the combined enterprise on a fully diluted basis immediately following the Merger and Offering, and (ii) all members of the Company’s executive management and Board of Directors are from Aerpio.  In accordance with the “reverse merger” or “reverse acquisition” accounting treatment, the unaudited condensed consolidated interim financial statements for the period ended September 30, 2017 include the accounts of the Company and its wholly owned subsidiary, Aerpio Therapeutics, LLC.  The comparative historical financial statements for periods ended prior to the date of the Merger are the historical financial statements of Aerpio.

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

Offering

Following the Merger, the Conversion and the Share Cancellation, we sold to accredited investors $40.2 million of our shares of common stock, or 8,049,555 shares, at a price of $5.00 per share, (net proceeds of $37.2 million after deducting placement agent fees and expenses of the offering). In connection with the Offering, we issued warrants to purchase 317,562 shares of our common stock at $5.00 per share to the placement agents for the Offering.  The warrants are exercisable for three years.  The Offering closed on March 15, 2017.

Components of Statements of Operations and Comprehensive Loss

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

Grant Income

Grant income is recognized as earned based on contract work performed.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$2,942,170	$3,481,261	$8,366,869	$9,374,383
General and administrative	1,814,068	1,264,054	6,732,816	3,953,808
Total operating expenses	4,756,238	4,745,315	15,099,685	13,328,191
Loss from operations	(4,756,238)	(4,745,315)	(15,099,685)	(13,328,191)
Grant income	46,824	26,561	93,720	116,185
Interest income (expense), net	59,847	(166,847)	(159,612)	(254,552)
Other income, net	—	—	—	997
Total other income (expense)	106,671	(140,286)	(65,892)	(137,370)
Net and comprehensive loss	$(4,649,567)	$(4,885,601)	$(15,165,577)	$(13,465,561)

Comparison of the Three Months Ended September 30, 2017 and 2016

Operating Expenses

	Three Months Ended September 30,
	2017	2016
Operating expenses:
Research and development	$2,942,170	$3,481,261
General and administrative	1,814,068	1,264,054
Total operating expenses	$4,756,238	$4,745,315

Research and Development

Research and development expenses for the three months ended September 30, 2017 decreased approximately $0.5 million or 15%, compared to the three months ended September 30, 2016. This decrease was the result of decreased spending on our pipeline programs -AKB 4924 and ARP 1536, partially offset by an increase in spending on our lead program AKB-9778.

The $0.4 million increase in spending in our lead program, AKB-9778, for the three months ended September 30, 2017 from the corresponding period in 2016 is primarily attributed to the cost of drug product, associated with our double-blind Phase 2 DR clinical trial initiated in the second quarter of 2017, partially offset by a decrease in pre-clinical and Phase 1 clinical trial expenses incurred in the prior period.

The $0.9 million decrease in spending on our pipeline programs, for the three months ended September 30, 2017 from the corresponding period in 2016 is primarily due to our decision to focus on the lead program while pursuing alternative strategies to fund further development activities for one or both the pipeline programs. Healthy volunteers were enrolled in the AKB-4924 Phase 1a clinical trial and cell line development expenses were incurred on ARP-1536 during the 2016 period.

General and Administrative.

General and administrative expenses in the three months ended September 30, 2017, increased $0.6 million, or 44%, compared to the three months ended September 30, 2016. This increase was primarily attributable to personnel and related expenses, including costs to recruit additional resources as well as professional services, including legal, accounting, insurance and other professional service expenses associated with the Merger, related transactions and operating as a public company.

Other Income (Expense) net

	Three Months Ended September 30,
	2017	2016
Other income (expense):
Grant income	$46,824	$26,561
Interest income (expense), net	59,847	(166,847)
Total other income (expense), net	$106,671	$(140,286)

Grant income

Grant income is recognized as earned based on contract work performed. Grant income amounts can vary greatly from period to period depending on the funding and needs of the party for whom we perform the requested services.

Interest income (expense), net

Interest income in the three months ended September 30, 2017 reflects interest earned during the period on cash balances invested in short term money market instruments.  The net proceeds received in the Offering on March 15, 2017, less cash used in operations, were available for investment. The interest expense in the corresponding three-month period in 2016, was primarily related to the senior secured convertible notes issued in April 2016, offset in part by a small amount of interest income earned on invested cash balances.  We completed three note financings in fiscal 2016 totaling an aggregate principal amount of approximately $12.5 million and one note financing in the first quarter of fiscal 2017, totaling an aggregate principal amount of approximately $0.3 million. The financings were funded in four tranches’, beginning with one in April 2016 for $4.5 million, one in July 2016 for $4.5 million, one in October 2016 for $3.5 million and one in January 2017 for $0.3 million. The notes accrued interest at the rate of eight percent (8%) per annum, compounded annually.  The principal and accrued interest on the secured convertible notes was converted into common stock on March 15, 2017, in connection with the Merger.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Operating Expenses

	Nine Months Ended September 30,
	2017	2016
Operating expenses:
Research and development	$8,366,869	$9,374,383
General and administrative	6,732,816	3,953,808
Total operating expenses	$15,099,685	$13,328,191

Research and Development

Research and development expenses for the nine months ended September 30, 2017 decreased approximately $1.0 million, or 11%, compared to the nine months ended September 30, 2016. This decrease was the result of decreased spending on our pipeline programs AKB 4924 and ARP 1536, partially offset by an increase in spending on our lead program AKB-9778, currently in Phase 2b development.

The approximate $1.0 million increase in spending on our lead program, AKB-9778, for the nine months ended September 30, 2017 from the corresponding period in 2016 is primarily attributed to the cost of drug product for our double-blind Phase 2 DR clinical trial initiated during the second quarter of 2017, partially offset by a decrease in pre-clinical and Phase 1 clinical trial expenses incurred in the prior period.

The approximate $2.0 million decrease in spending on our pipeline programs, for the nine months ended September 30, 2017 from the corresponding period in 2016 is primarily due to our decision to focus on the lead program while pursuing alternative strategies to fund further development activities for one or both the pipeline programs.  During the nine months ended September 30, 2016, healthy volunteers were enrolled in the AKB-4924 Phase 1a clinical trial and cell line development expenses were incurred on ARP-1536.

General and Administrative

General and administrative expenses in the nine months ended September 30, 2017, increased $2.8 million, or 70%, compared to the nine months ended September 30, 2016. This increase was primarily attributable to personnel and related expenses, including costs to recruit additional resources as well as professional services including, legal, accounting, insurance and other professional service expenses associated with the Merger, related transactions and operating as a public company.

Other expense, net

	Nine Months Ended September 30,
	2017	2016
Other (expense) income:
Grant income	$93,720	$116,185
Interest expense, net	(159,612)	(254,552)
Other income, net	—	997
Total other expense, net	$(65,892)	$(137,370)

Grant income

Grant income is recognized as earned based on contract work performed. Grant income amounts can vary greatly from period to period depending on the funding and needs of the party for whom we perform the requested services.

Interest expense, net

Interest expense in the nine months ended September 30, 2017, was primarily related to the senior secured convertible notes issued in 2016 and 2017, offset by interest income earned during the period on cash balances invested in short term money market instruments.  The net proceeds received in the Offering on March 15, 2017, less cash used in operations during the period, were available for investment. The interest expense in the corresponding nine-month period in 2016, was primarily related to the senior secured convertible notes issued in April 2016, offset in part by a small amount of interest income earned on invested cash balances.  We completed three note financings in fiscal 2016 totaling an aggregate principal amount of approximately $12.5 million and one note financing in the first quarter of fiscal 2017, totaling an aggregate principal amount of approximately $0.3 million. The convertible note financings were funded in four tranches’, beginning with one in April 2016 for $4.5 million, one in July 2016 for $4.5 million, one in October 2016 for $3.5 million and one in January 2017 for $0.3 million. The notes had interest at the rate of eight percent (8%) per annum, compounded annually.  The principal and accrued interest on the secured convertible notes was converted into common stock on March 15, 2017, in connection with the Merger.

Other income

Other income represents amounts received from Akebia for services rendered under the shared services agreements.  The agreements expired in 2016.

Liquidity and Capital Resources

Since inception, we have incurred significant net losses and negative cash flows from operations. For the three months ended September 30, 2017 and 2016, we had net losses of $4.6 million and $4.9 million, respectively. At September 30, 2017 and December 31, 2016, we had an accumulated deficit of $102.3 million and $86.2 million, respectively.

At September 30, 2017, we had cash and cash equivalents and short-term investments of $24.8 million. To date, we have financed our operations principally through the Offering, private placements of our redeemable convertible preferred stock, common stock and issuances of secured convertible promissory notes.  Based on our current plans, we expect that our existing cash and cash equivalents, will enable us to conduct our planned operations into the first quarter of fiscal 2019.

We could potentially use our available financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future operation liquidity. We continuously evaluate our needs for additional capital and consider opportunities on an ongoing basis, including capital from many different sources including equity capital, strategic alliances, business development debt, collaborations and business combinations.  Adequate additional funding may not be available to us on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.”

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(14,271,082)	$(12,676,283)
Net cash used in investing activities	(6,547)	(113,297)
Net cash provided by financing activities	37,496,845	8,953,719
Net increase (decrease) in cash and cash equivalents	$23,219,216	$(3,835,861)

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

For the nine months ended September 30, 2017, operating activities used approximately $14.3 million in cash, primarily as a result of our net loss of approximately $15.2 million, offset by approximately $0.7 million in non-cash charges that consisted primarily of stock compensation expense, non-cash interest expense, amortization of debt issuance costs and depreciation expense and approximately $0.2 million from changes in working capital. For the nine months ended September 30, 2016, operating activities used approximately $12.7 million in cash, primarily as a result of our net loss of $13.5 million, offset by approximately $0.8 million of non-cash charges of stock compensation expense, non-cash interest expense, amortization of debt issuance costs and depreciation expense.

Investing Activities

Cash used in investing activities for both nine month periods ended September 30, 2017 and 2016 was due to capital expenditures to support our operations.  In addition, in the nine months ended September 30, 2016, we acquired approximately $0.1 million of laboratory equipment to support internal drug development capabilities.

Financing Activities

During the nine months ended September 30, 2017, we received net proceeds of $37.5 million from the sale of common stock at $5.00 per share, issued in the Offering and $0.3 million in January from an extension to the Aerpio senior secured convertible notes.  During the nine months ended September 30, 2016, we received $8.9 million from the issuance of and an extension to the Aerpio senior secured convertible notes.

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

Off-Balance Sheet Arrangements

As of September 30, 2017 and 2016, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all our significant accounting policies, see the notes to our financial statements.

Prepaid and Accrued Research and Development Expenses

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our prepaid and accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our prepaid and accrued research and development expenses as of each condensed consolidated balance sheet date in our financial statements based on facts and circumstances known to us at the time. We confirm the accuracy of estimates with the service providers and make adjustments if necessary. Examples of estimated prepaid and accrued research and development expenses include expenses for:

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

During the three months ended September 30, 2017 and 2016, and the nine months ended September 30, 2017 and 2016 stock-based compensation expense was approximately $0.1 million, $0.1 million, $0.4 million and $0.4 million, respectively.  As of September 30, 2017, we had $0.2 million of total unrecognized stock-based compensation costs for stock options, which we expect to recognize over a weighted-average period of 2.0 years. As of September 30, 2017, we had $0.2 million of total unrecognized stock-based compensation costs for restricted stock awards, which we expect to recognize over a weighted-average period of 1.2 years.

Common Stock Valuations.

The fair value of the common stock was determined by our Board of Directors, which intended all stock options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. In 2016, as a privately held company, the valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or AICPA Practice Aid. The assumptions we used in the valuation model were based on future expectations combined with management judgment. In the absence of a public trading market, our board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant. including the following factors:

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

The following table summarizes the significant assumptions used in the hybrid method to determine the fair value of our common stock as of December 31, 2016:

	Go-Public Scenario	OPM
Key assumptions
Probability weighting	50%	50%
Years to liquidity	0.2	2.8
Weighted-average cost of equity	25%	-
Annual volatility	-	61%
Risk-free interest rate	-	1.4%
Discount for lack of marketability (DLOM)	5%	23%

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

For the valuation of our common stock at March 31, 2017 and June 30, 2017, we used $5.00 per share, which is the share price paid by outside investors in our private placement closed on March 15, 2017 and at September 30, 2017 we used $6.00 per share, the closing share price on the OTCQB marketplace on that date.  There were no stock awards granted or issued in the nine months ended September 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s cash balance as of September 30, 2017 consisted of cash held in an operating account that earns nominal interest income. Therefore, there was minimal or no interest rate risk.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our President and Founder, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting.  The material weakness was initially identified at December 31, 2016 as previously disclosed and relates to the effectiveness of controls over our review and approval procedures with respect to financial information generated to prepare our consolidated financial statements, coupled with a lack of segregation of duties.  We are taking steps to remediate this material weakness.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the information, documents or reports included or incorporated by reference in this Quarterly Report on Form 10-Q for the period ended September 30, 2017, you should carefully consider the risks described below, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. As a result, you could lose some or all of your investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred net losses each year since our inception, including net losses of $17.0 million and $17.1 million for the years ended December 31, 2016 and 2015, respectively, and $15.1 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $102.3 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

As of September 30, 2017, our cash and cash equivalents and short-term investments were $24.8 million. We believe that we will continue to expend substantial resources for the foreseeable future developing AKB-9778 and any other product candidates that we may develop or acquire. Additionally, we may expend substantial resources to further develop AKB-4924 if we secure sufficient additional funding, likely from a strategic and commercial partner for that candidate, as well as ARP-1536 if we secure sufficient additional funding, which may be from a partner for that candidate. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We currently have only one product candidate, AKB-9778, in clinical development, and our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of that product candidate, which may never occur. We currently have no products for sale, generate no revenues from sales of any drugs, and may never be able to develop marketable products. AKB-9778, which recently completed a proof of concept Phase 2 clinical trial, will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence its commercialization. In June 2017, we announced the initiation of patient dosing in our ongoing Phase 2b clinical trial of AKB-9778 in patients with DR.  Additionally, in July 2017 we announced the completion of a single-center study of the safety and efficacy of treatment with concomitant anti-VEGF therapy.  Our other product candidate, AKB-4924, recently completed a Phase 1a trial. We currently may further develop AKB-4924 only if we secure sufficient additional funding, likely from a strategic and commercial partner, to continue its development. In addition, we currently may further develop ARP-1536 only if we secure sufficient additional funding, which may be from a strategic and commercial partner to continue its clinical development. There can be no assurance that we will be able to secure such additional funding or a strategic or commercial partner on commercially reasonable terms or at all. Any failure to do so would impair our ability to advance AKB-4924 and ARP-1536, resulting in our even greater dependence on AKB-9778. None of our product candidates has advanced into a pivotal trial, and it may be years before such trial is initiated, if ever. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that any drug candidate is safe and effective and any biological product candidate is safe, pure, and potent for use in each target indication. This process can take many years. Of the large number of drugs in development in the United States, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize AKB-9778.

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

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017 in May 2017.  More recently, the Senate Republicans introduced and then updated a bill to replace without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017.  Each of these measures was rejected by the full U.S. Senate. Congress also could consider subsequent legislation to replace elements of the ACA Act that are repealed. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

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

We are highly dependent on members of our senior management, including Joseph Gardner, our President and Founder and former Chief Executive Officer, Kevin G. Peters, our Chief Scientific Officer and Stephen Pakola, our Chief Medical Officer. Additionally, we announced on October 10, 2017 that Stephen Hoffman will be joining the Company to serve as our Chief Executive Officer effective December 1, 2017. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

None

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

Company Name

Date: November 13, 2017	By:	/s/ Joseph H. Gardner
Joseph H. Gardner
President and Founder

Date: November 13, 2017	By:	/s/ James B. Murphy
James B. Murphy
Chief Financial Officer