Form 10-K
period 2017-12-31
Aerpio Pharmaceuticals, Inc.
filed 2018-03-15
CIK 1422142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-53057

Aerpio Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	EIN 61-1547850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9987 Carver Road, Cincinnati, OH	45242
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 985-1920

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.0001 Per Share; Common stock traded on the over-the-counter market middle tier group, or OTCQB stock market.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant’s common stock began trading on the OTCQB on August 8, 2017. As of March 8, 2018, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on March 8, 2018 was approximately $77,257,985. The registrant has provided this information as of March 8, 2018 because the registrant’s stock was not trading on a national securities exchange as of the last business day of its most recently completed second fiscal quarter and therefore cannot calculate the aggregate market value of its voting and non-voting equity held by non-affiliates as of such date.

As of March 8, 2018, there were 27,140,969 shares of common stock, $0.0001 par value per share, outstanding.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2017.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “plans,” “intend,” “expect,” “anticipate,” “predicts,” “potential,” “believe,” “continue” or similar words, although not all forward-looking statements contain these identifying words. Forward-looking statements include, but are not limited to, statements regarding the progress and timing of our product development programs and related trials; our future opportunities; our strategy, future operations, anticipated financial position, future revenues and projected costs; our management’s prospects, plans and objectives; and any other statements about management’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements.

Readers should not place undue reliance on these forward-looking statements. Our actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which we may not be able to predict and may not be within our control. Factors that could cause such differences include, but are not limited to, the accuracy of our estimates regarding expense, future revenues, uses of cash, capital requirements and the need for additional financing; our ability to continue as a going concern; the initiation, cost, timing, progress and results of our development activities, preclinical studies and clinical trials; the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates; our plans to research, develop and commercialize our current and future product candidates; our ability to attract collaborators with development, regulatory and commercialization expertise; our ability to obtain and maintain intellectual property protection for our product candidates; our ability to successfully commercialize our product candidates; the size and growth of the markets for our product candidates and our ability to serve those markets; the success of competing drugs that are or become available; our ability to obtain additional financing; our ability to attract and retain key personnel, as well as those risks discussed elsewhere in this report, including under the heading “Risk Factors.” All forward-looking statements are made as of the date of this report and we do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

PART I

Item 1. Business.

Overview

Aerpio is a biopharmaceutical company focused on advancing first-in-class treatments for ocular disease. Our lead product candidate, AKB-9778, a small molecule activator of the Tie2 pathway, is being developed for the treatment of diabetic retinopathy, or DR, a disease characterized by progressive compromise of blood vessels in the back of the eye. The Tie2 receptor is expressed almost exclusively in endothelial cells (cells that make up blood vessels) and is essential for regulating vascular stability and preventing blood vessel compromise associated with diabetes. We have completed a Phase 2a trial of AKB-9778 in 144 patients with diabetic eye disease. Based on the results from this trial, we believe AKB-9778 has the potential to stop, slow down or reverse the damage to blood vessels caused by diabetes. In contrast to marketed treatments for DR that are administered by a physician via intraocular injection, we intend to deliver AKB-9778 systemically by self-administered subcutaneous injection, similar to insulin. We believe that this delivery method provides an opportunity to treat diabetic eye disease at an earlier stage and reduces the likelihood of developing vision-threatening complications. In June 2017, we initiated a 48-week, double-masked, Phase 2b clinical trial, which we refer to as TIME-2b, in patients with DR who have not developed more serious complications such as diabetic macular edema, or DME or proliferative diabetic retinopathy, or PDR. We expect to report top line results of this trial in the second quarter of 2019.

According to the World Health Organization’s Global Report of Diabetes, there are an estimated 422 million individuals living with diabetes worldwide. An estimated 34.6% of these individuals, or 146 million people, have DR, 6.81%, or 28 million, have DME and 6.96%, or 29.7 million, have PDR. The underlying problem in diabetic complications is damage to the blood vessels, commonly referred to as diabetic vasculopathy, which is caused by chronic hyperglycemia. This damage causes blood vessels to leak fluid and proteins into the surrounding tissue, leading to complications. In the eyes, this damage leads to DR which can progress to DME and/or PDR. In other parts of the body such as the kidney, the damage leads to diabetic nephropathy and in the lower extremities, the damage leads to non-healing foot ulcers, peripheral artery disease and critical limb ischemia. These diabetic complications lead to life- and sight-threatening conditions including kidney dialysis, amputations and blindness that are costly to treat. Diabetic patients with complications are estimated to cost the health care system 3.5 times more than patients without complications. For example, dialysis patients cost an average of $89,000 per year and the cost for the first year of DME therapy with Eylea® is $14,400 per eye based on published Medicare allowable charges per dose and the frequency of dosing as approved by the Food and Drug Administration, or FDA. If approved, we believe that systemic treatment with AKB-9778 could have the potential to change the treatment paradigm for diabetics in the future and potentially address a major societal problem by lowering the cost of care associated generally with diabetes.

Diabetic eye disease is one of the most common and debilitating complications of diabetes. Over time, diabetes damages blood vessels in the back of the eye. When this happens, a patient is said to have DR. Eventually, these damaged blood vessels can leak blood proteins and fluid into the central portion of the retina, called the macula, which is responsible for high resolution central vision. The leakage of protein and fluid into the macula causes swelling, a condition called DME. The more progressive stages of DR, referred to as PDR, are characterized by the growth of abnormal new blood vessels. These new blood vessels can bleed into the eye and if left untreated can result in decreased visual acuity and eventual blindness. The likelihood of a person developing these sight-threatening complications increases as DR progresses.

According to the 2017 revenue reports for Regeneron and Roche, sales of the two leading approved therapies for DME, Eylea (aflibercept), which is marketed by Regeneron and Lucentis (ranibizumab), which is marketed by Genentech and Novartis, were estimated to be over $5.6 billion worldwide in 2017. Given that the number of patients with DR is roughly five times that for DME, we believe that a therapy that can reverse early ocular damage in patients with DR and slow or prevent the development of DME or PDR, without requiring repeated injections into the eye, could have substantial clinical and commercial value.

AKB-9778 is a small molecule activator of the Tie2 pathway that we believe helps to stabilize blood vessel walls and prevent vascular compromise in the eye, and based on pre-clinical models, potentially elsewhere in the body. Such vascular compromise in the eye may eventually lead to DME or PDR and, in many cases, to loss of vision or even blindness. We believe AKB-9778’s mechanism of action reduces vascular damage and restores vascular integrity. In contrast to current therapies for diabetic eye disease, which are all administered by a physician via repeated injections into the eye, AKB-9778 is being developed as a self-administered subcutaneous injection that allows for treatment of both eyes.

In addition to DR, the Tie2 pathway is also implicated in other diabetic complications. We believe systemic treatment with AKB-9778 may address diabetic nephropathy and peripheral vascular disease. If we are successful in developing and commercializing AKB-9778 for DR, we intend to conduct longer term clinical trials to evaluate AKB-9778’s potential to reduce or delay the need for kidney dialysis and reduce amputations.

The TIME-2b study is a double-masked, placebo-controlled multi-center trial that is currently ongoing and is now fully enrolled with 167 patients randomized evenly to receive either AKB-9778 15 mg subcutaneously once daily, AKB-9778 15 mg subcutaneously twice daily or placebo for a 48-week treatment period. The primary endpoint of the TIME-2b study is the percentage of patients who improve by 2 or more steps in DR Severity Score, or DRSS, in the study eye.

There is emerging scientific literature that supports the role of Tie 2 in the maintenance of conventional outflow, or CO, pathway in the front of the eye. Existing preclinical and clinical evidence suggest the potential of AKB-9778 for reducing intraocular pressure in primary open angle glaucoma, or POAG, and ocular hypertension. We plan to initiate a Phase 1b clinical trial in the first quarter of 2019 to evaluate AKB-9778 for POAG and, if we observe positive results, we expect to initiate a Phase 2 program for this indication.

We are also developing AKB-4924, a selective stabilizer of hypoxia-inducible factor-1 alpha, or HIF-1 alpha, that is being developed for the treatment of inflammatory bowel disease. HIF-1 alpha is involved in mucosal wound healing and the reduction of inflammation in the gastrointestinal tract. We have completed a single ascending dose clinical trial in healthy volunteers for AKB-4924 and plan to initiate a multiple ascending dose, or MAD study in the second quarter of 2018. If we successfully complete the MAD study, we expect to initiate a Phase 1b clinical study of AKB-4924 in patients with ulcerative colitis in the second half of 2018.

ARP-1536, our humanized monoclonal antibody directed at the same target as AKB-9778, is in preclinical development. We are evaluating development options for ARP-1536, including once-monthly subcutaneous injection for the treatment of diabetic vascular complications and once-monthly intravitreal injection for the treatment of advanced diabetic eye disease such as DME or PDR.

Our Strategy

Our objective is to become the leader in the development of Tie2-targeted therapeutics for the treatment of vascular disorders. We are taking the following critical steps to achieve this goal:

•	Advance the development of AKB-9778 for diabetic retinopathy

In June 2017, we initiated a 48-week, double-masked, Phase 2b clinical trial, TIME-2b, in patients with DR who have not developed more serious complications such as DME or PDR. We expect to report topline data in the second quarter of 2019.

•	If approved for DR, establish collaborations to commercialize AKB-9778 globally

If approved, we intend to independently pursue the approval and commercialization of AKB-9778 for DR in the U.S. We believe that many health care providers, including general ophthalmologists, endocrinologists, and primary care physicians have the potential to treat early diabetic eye disease with AKB-9778, and we plan on utilizing a multi-faceted strategy that will engage these various health care providers. Outside of the U.S., we intend to pursue the approval and commercialization of AKB-9778 for DR through strategic collaborations. We may develop and commercialize AKB-9778 for other indications independently or through collaborations with third parties.

•	Advance the development of AKB-9778 for primary open angle glaucoma

We plan to evaluate a topical formulation of AKB-9778 for POAG into a proof-of-concept Phase 1b study in the first quarter of 2019.  If we observe positive results from this study, we expect to initiate a Phase 2 program to evaluate AKB-9778 for POAG.

•	Investigate the potential of AKB-9778 in other indications

The downregulation of Tie2 activity occurs in the vasculature of diabetics systemically, particularly in the kidney. While we are initially focused on the development of AKB-9778 for DR, our ongoing Phase 2b trial includes exploratory endpoints to study the effects of AKB-9778 on diabetic kidney disease. If we observe positive signals in these exploratory endpoints, we will consider clinical development of AKB-9778 in diabetic nephropathy.

•	Advance AKB-4924 in inflammatory bowel disease

We plan to advance the development of AKB-4924 in inflammatory bowel disease. We plan to initiate a MAD study in healthy volunteers in the second quarter of 2018. If we successfully complete the MAD study, we plan to initiate a Phase 1b study in patients with ulcerative colitis in the second half of 2018.

•	Advance the development of ARP-1536

We are evaluating development options for ARP-1536, including once-monthly subcutaneous injection for the treatment of diabetic vascular complications and once-monthly intravitreal injection for advanced diabetic eye disease (DME/PDR).

AKB-9778 for diabetic retinopathy

We believe that AKB-9778, if approved, has the potential to be a market leader for the treatment of early stage diabetic eye disease, DR that has not yet developed vision-threatening complications. There are currently approximately 146 million individuals globally with DR, and this number is projected to continue to grow over the next 30 years. AKB-9778 is designed to eliminate intraocular injections, reduce physician visit burden, simultaneously treat both eyes, of which an estimated 65-70% of diabetic eye disease patients have bilateral disease, reduce or slow progression to development of vision-threatening events, such as DME and PDR, and protect other vascular beds affected by diabetes.

We have completed a Phase 2a trial of AKB-9778 in 144 patients with diabetic retinopathy complicated by diabetic macular edema. We observed the following results in this trial:

•	We observed promising signs of reduction in the severity of diabetic retinopathy when AKB-9778 was used as monotherapy.
•	These improvements in diabetic retinopathy severity were seen bilaterally, in the study and fellow eye.
•	AKB-9778 monotherapy had fewer ocular and non-ocular adverse events than either Lucentis (ranibizumab) monotherapy or combination therapy.

Diabetic Retinopathy and Diabetic Macular Edema Overview

DR is a frequent complication of diabetes and is a leading cause of visual impairment and blindness among working-age individuals. Patients with DR have a progressive compromise of microvasculature which eventually manifests as leaky blood vessels that allow fluid and blood to leak into surrounding tissues. This leakage presents problems in areas of the body that are highly vascularized such as the retina and the kidney. Fluid leakage in the eye can distort vision directly and the loss of blood flow to other parts of the retina can result in local oxygen deprivation or hypoxia. This hypoxia then triggers the formation of new blood vessels; however, these new vessels are often not well-formed and leaky, leading to further deterioration of vision. In some cases, there is excessive accumulation of fluid or edema near the center of the retina or macula that has severe effects on vision. This accumulation is referred to as DME. This edema leads to thickening of the macula region of the retina and loss of visual acuity. The various features of DR vascular dysfunction are illustrated in the following graphic.

Figure 1: Progression of diabetic eye disease is characterized by worsening vascular compromise.

The severity of DR is evaluated using the Early Treatment Diabetic Retinopathy Study, or ETDRS, severity scale. This scale is divided into 11-discreet steps with less severe disease having lower step scores and more advanced disease having higher step scores. The natural history of DR in most patients is a progressive worsening that can be captured in photographs of the retina, shown below. In its initial stages, DR is characterized by vascular changes in the retina that are detectable by color photography of the back of the eye, or fundus. In these early stages, visual function can remain intact even in the presence of profound vascular compromise. The progression of DR severity is associated with increased risk for vision loss due to the growth of abnormal blood vessels, typical in DME and PDR.

Figure 2. Fundus photographs or a normal retina (left) and a retina with advanced DR (right)

Figure 3: Early Treatment of Diabetic Retinopathy Study scale used to grade fundus images of the retina and measure the progression and regression of diabetic retinopathy.

The majority of diabetic patients will eventually develop DR. By 20 years after disease diagnosis, nearly 100% of type 1 diabetics and 60% of type 2 diabetics will have developed DR. Among an estimated 19.8 million US adults forty years and older known to have diabetes (Types 1 and 2), prevalence rates for DR and DME were 23.7% (4.7 million) and 3.8% (746,000), respectively. We believe both DR and DME are likely to persist as public health problems due to both the aging of the global population and increasing prevalence of diabetes over time.

Current Treatments for DR

Laser photocoagulation is sometimes used to treat DR prior to the development of vision-threatening events. This treatment entails using a high-energy laser to destroy diseased retinal tissue and cauterize leaking blood vessels. While this therapy prevents further vision loss, it does not address the pathology of constant and prolonged vascular damage that happens in the diabetic retina, and is therefore not considered a disease-modifying therapy. In addition to destroying retinal tissue, laser photocoagulation can be associated with several adverse events including transient decreases in central vision, black spots in the center or around the center of a patient’s vision, delayed or impaired adaption of vision in dark settings, visual field defects or proliferation of abnormal blood vessels leading to macular edema

Figure 4: Normal retina (left). Retina after panretinal laser photocoagulation (right).

Lucentis was recently approved for the treatment of diabetic retinopathy. This approval was based on the ability of monthly intraocular injections of Lucentis to improve underlying diabetic retinopathy by two or more steps on the ETDRS scale compared to placebo at the end of one year of treatment. However, Lucentis requires intraocular injections and monthly visits to the ophthalmologist which could create patient burden and discomfort. Furthermore, if the patient presents with bilateral disease (approximately 70% of DR patients have bilateral disease), the patient must undergo separate intraocular injections in each eye.

If we are successful in developing and obtaining approval of AKB-9778 for the treatment of DR we believe that we can be market leaders in the space due to the potential advantages of AKB-9778, including the potential to eliminate intraocular injections, reduce physician visit burden, simultaneously treat both eyes, of which approximately 65-70% of diabetic eye disease patients have bilateral disease, reduce or slow progression to development of vision-threatening events, such as DME and PDR, and possibly protect other vascular beds affected by diabetes.

Role of Tie2 in Diabetic Disease

Tie2 is a receptor that is normally activated in healthy blood vessels. When active, Tie2 is a key regulator of vascular stability and function. In its active state, Tie2 maintains blood vessel stability by several mechanisms, including tightening the junctions between the cells that line blood vessels, maintaining support cell coverage of blood vessels, and resisting growth signaling from proliferative cytokines. In diabetic patients, an upregulation of vascular endothelial protein tyrosine phosphatase, or VE-PTP, an enzyme that inactivates Tie2, contributes to vascular destabilization.

Figure 5. VE-PTP is upregulated in diabetic vasculature and leads to deactivation of the Tie2 receptor

Our Solution AKB-9778

AKB-9778 works by inhibiting VE-PTP, an enzyme that is upregulated in diabetic eye disease and that is responsible for inactivating Tie2. AKB-9778 was developed using modern drug discovery techniques such as structure-based drug design to selectively target and inhibit VE-PTP at sub-nanomolar concentrations and has a high degree of selectivity. The potency and selectivity of AKB-9778 minimize the potential for off-target side effects. Inhibition of the inhibitor, VE-PTP, by AKB-9778 leads to activation of Tie2.

Figure 6. AKB-9778 binds to and inhibits the active site of VE-PTP, resulting in Tie2 activation.

We believe that AKB-9778 may hold a competitive advantage versus other product candidates that are currently in development that target other aspects of the Tie2 pathway. We are aware that two other companies, Roche and Regeneron, are developing agents that inhibit Ang-2, a natural antagonist of Tie2. Ang-2 can bind to Tie2 and prevent Ang-1 dependent activation. However, simply reducing the levels of Ang-2 has no effect on the activity of VE-PTP, which inactivates Tie2 further downstream of Ang-2 binding. Direct inhibition of the inhibitor, VE-PTP, has a larger effect on Tie2 activation than elimination of Ang-2 (refer to Figure 7).

Figure 7. Inhibiting VE-PTP with AKB-9778 robustly activates Tie2 in human endothelial cells in pre-clinical experiments (Shen et al. JCI 124:4564-76, 2014). Ang-2 inhibition, with REGN910 (nesvacumab), results in minimal Tie2 activation in human endothelial cells in pre-clinical experiments (Daly et al. Cancer Research 73:108-18, 2012.).

Clinical Results in DME

We completed a double-masked Phase 2a trial in 144 patients with AKB-9778 in DME. In this trial 15 mg of AKB-9778 was administered by subcutaneous injection twice daily (BID) for three months either as monotherapy or in combination with intravitreal injections of Lucentis. Patients were randomized to receive subcutaneous AKB-9778 + sham intravitreal injections, subcutaneous AKB-9778 + Lucentis intravitreal injections, or subcutaneous placebo + Lucentis intravitreal injections. Only one eye, designated as the study eye, received the intravitreal injections. In addition to efficacy measures based on parameters related to DME, the efficacy of these agents on DR severity was also pre-defined.

Efficacy in DME was evaluated by measuring the thickness of the macula using a standard criterion called central subfield thickness, or CST. As edema, or fluid leak from blood vessels increases, the macula layer becomes distended, and rather than having a normal thickness of less than 300 µm, the DME patients in this trial had an average CST of approximately 500 µm. The reduction in retinal thickness was measured using optical coherence tomography or OCT, an imaging technology providing high resolution images showing changes in retinal thickness.

In our completed Phase 2a study the cohort of patients treated with the combination of AKB-9778 and Lucentis showed a significantly greater reduction in macular edema (mean reduction = 164.4 µm) compared to that achieved by Lucentis monotherapy (mean reduction = 110.4 µm; with p=0.008, ANCOVA using baseline values as covariate). The mean CST at end of treatment was 340.0 µm with 29.2% of eyes achieving a CST less than 300 µm in the AKB-9778 combination group versus 392.1 µm with 17.0% of eyes achieving a CST less than 300 µm in the Lucentis monotherapy group. The improvement in CST when AKB-9778 was used in combination increased between the second and third months of treatment. Based on this pattern, we believe that longer treatments with the combination of AKB-9778 and Lucentis have the potential to further reduce CST. AKB-9778 monotherapy did not show efficacy in reducing macular edema. The long standing DME in the TIME-2 study, duration of DME roughly 5 years, is characterized by large vascular endothelial growth factor, or VEGF loads. Anti-VEGF therapy is required to reduce the VEGF load and the resultant permeability. In animal models, therapy with AKB-9778 activates the Tie2 receptor, which has been shown to reduce the endothelial response to VEGF and normalize vasculature, improve blood flow and oxygenation potentially leading to reduced VEGF production. These findings explain, in part, why combination therapy may produce greater clinical activity than anti-VEGF alone and provide a hypothesis as to why Tie2 therapy alone has minimal benefit as it relates to VEGF-driven vascular permeability. In earlier disease, where vascular compromise has not progressed far enough to stimulate a VEGF response, we believe AKB-

9778 may be able to positively remodel vasculature and reverse early diabetic eye disease delaying or preventing the onset of DME and PDR.

Figure 8. Aggregate Data for Reduction in CST in Phase 2a trial in patients with DME.

Clinical Results in DR

The DR efficacy in the study eyes was assessed in 118 patients with study eyes having DRSS scores of less than seven, which represents mild to severe disease severity, a level of disease that we believe may be reversible. Because AKB-9778 was dosed systemically we were also able to assess the potential efficacy of AKB-9778 in both the study eye and fellow eyes with underlying DR. Of the 144 patients in this trial, 94 of them had DR in fellow eye, with a DRSS score of less than seven and had not received other treatments during the study treatment period. The severity of DR was assessed using the ETDRS grading of standard retinal photographs. Grading is based on an 11-point scale whose progression is measured through a series of discrete steps. These steps are referred to as the DRSS.

Improvement in diabetic retinopathy severity in study eyes was similar across groups at three months with approximately 10% of patients in each group achieving a two or more-step improvement in DRSS. Importantly, in the study eye, AKB-9778 was associated with approximately the same response rate as Lucentis, which was approved for the treatment of DR. A key difference between these two agents is that Lucentis was administered by an injection into the eye by a clinician while AKB-9778 was administered by subcutaneous injection by the patient, which we believe may result in greater patient compliance due to ease of administration.

The activity of AKB-9778 in the fellow eye was assessed using the same criteria. None of the fellow eyes received any intravitreal injections of Lucentis or sham. Out of the 94 patients with fellow eyes with previously untreated DR, 24 of them received subcutaneous placebo and 70 of them received subcutaneous AKB-9778. In the placebo group, 4.2% of fellow eyes showed 2 or more-step improvement in diabetic retinopathy severity score after three months of treatment, compared to 11.4% of fellow eyes in the AKB-9778 group. The systemic nature of this treatment approach allows AKB-9778 to reach the vasculature of both eyes, potentially treating both eyes with one treatment.

Figure 9. Percent of patients with a 2 or more-step improvement in diabetic retinopathy from baseline to three months in the Phase 2a, TIME-2 trial.

Because the likelihood of development of macular edema or proliferative diabetic retinopathy increases as DR severity increases, which is supported by other contemporaneous studies of diabetic eye disease, we believe improvement of underlying DR or prevention of its progression could reduce visual disability associated with diabetes.

Safety

There was a total of fifteen severe adverse events in the three-month treatment period of the Phase 2a trial with four considered to be treatment-related. Three of these treatment-related events occurred in a single patient who was enrolled in the Lucentis monotherapy arm and who experienced two severe headaches and one migraine event. A second patient in the AKB-9778 combination therapy group reported a severe treatment-related hypoglycemia event.

Ongoing Phase 2b Clinical Trial in Diabetic Retinopathy

In June 2017, we initiated a Phase 2b clinical trial called TIME-2b. TIME-2b is a double-masked, placebo-controlled multi-center trial that has enrolled 167 patients randomized evenly to receive either AKB-9778 15 mg subcutaneously once daily, AKB-9778 15 mg twice daily or placebo for 48-weeks. The primary endpoint of the TIME-2b study is the percentage of patients who improve by at least 2 steps in DRSS in the study eye. We expect to report topline data from this trial in the second quarter of 2019.

Figure 10. Trial design for Phase 2b trial in DR with AKB-9778

Rationale for Selecting Diabetic Retinopathy as Development Indication

We have chosen to focus our development of AKB-9778 in DR for several reasons:

•	Preliminary evidence of efficacy in Phase 2a setting that is similar to FDA-approved treatment (i.e. Lucentis)
•	Consistent bilateral improvement in study and fellow eye
•	Lack of improvement in placebo-treated eyes without active therapeutic is consistent with results from control arm of contemporaneous diabetic retinopathy studies
•

Established regulatory path for the treatment of diabetic retinopathy by previous therapeutic approaches (i.e. Lucentis): proportion of patients achieving a two or more-step improvement in diabetic retinopathy severity score compared to placebo at one year

•	Patient compliance and convenience benefit of subcutaneous method of administration compared to intra-vitreal injection: reduction of visit and treatment burden
•	Potential ability to benefit disease in both eyes
•	Potential ability to benefit other vascular beds
•	Opportunity to treat diabetic eye disease at an earlier stage
•	High unmet medical need and market potential

Treating patients earlier in the disease process, before the onset of vision-threatening pathology, represents a market opportunity with significant unmet need. Currently, no disease modifying therapy exists for earlier stage DR with the same convenience of AKB-9778. We believe systemic treatment with AKB-9778 has the potential to reverse or prevent vascular damage that is the hallmark of early diabetic eye disease potentially resulting in the delay or prevention of development of advanced complications such as DME and PDR. Lucentis, the only approved therapy for DR, is administered by repeat injections into the eye, and patients with bilateral disease require separate injections in each eye. Furthermore, treatment with Lucentis requires monthly visits to the ophthalmologist.  Our internal market research indicates intraocular injections for DR are not favored by patients with early stage disease which is typically bilateral and minimally symptomatic.

We believe AKB-9778 monotherapy provides a promising opportunity for the treatment of early stage DR. As a patient self-administered therapy, AKB-9778 could potentially reduce the burden of treatment and office visits associated with other treatments for diabetic eye disease. This is of importance given emerging evidence that even patients with more advanced disease whose vision is at risk from diabetic eye disease do not visit ophthalmologists and receive treatment on a regular basis. A treatment that does not require an office visit could potentially be a solution to this problem. A majority of patients with early DR will have bilateral disease with fairly well preserved visual acuity. We believe these patients are more likely to accept a therapy based on subcutaneous injections, a delivery method that is already familiar to most diabetics, than an injection into the eye. The systemic nature of this treatment approach allows AKB-9778 to reach the vasculature of both eyes, treating bilateral disease.

If approved by the FDA, AKB-9778 will, to our knowledge, be the only patient self-administered drug to treat non-proliferative diabetic retinopathy with subcutaneous injections, a delivery method that, according to market research we have conducted, is preferred by patients compared to injections into the eye. In addition, AKB-9778 has the potential to decrease the need for the anti-VEGF drugs if it delays or prevents disease progression to DME and/or PDR, an effect we intend to investigate in post marketing studies.

Prevalence studies estimate that roughly one in every three diabetics has underlying diabetic retinopathy while one in every fifteen diabetics has underlying diabetic macular edema. This translates into the DR market being roughly five times larger than the DME market.

The recent approval of Lucentis for all forms of diabetic retinopathy and aflibercept for the treatment of DR in the setting of DME as well as the agreed upon special protocol assessment between Regeneron and the FDA on the Phase III PANORAMA study has established a regulatory path in DR. Our ongoing Phase 2b clinical trial of AKB-9778 is powered to show a statistically significant difference between AKB-9778 and placebo in the proportion of patients improving by 2 or more-steps on the ETDRS diabetic retinopathy severity scale.

Other Potential Systemic Indications

Systemic therapy with AKB-9778 could also provide therapeutic benefits in other areas of the body affected by diabetes, including in the kidneys and the lower extremities. Treatment that could affect vascular compromise in these tissues could potentially prevent or delay the need for more extreme interventions such as kidney dialysis or amputation. We have included exploratory endpoints in our on-going Phase 2b trial of AKB-9778 in early-stage DR to study the effects of AKB-9778 on parameters of diabetic kidney disease, including but not limited to urine albumin creatinine ratio. If approved for such indications, we believe that systemic treatment with AKB-9778 has the potential to change the treatment paradigm for diabetics and solve a major societal problem by lowering the cost of care associated with diabetic complications. This societal cost is significant as diabetic complications are estimated to cost the health care system 3.5 times more than patients without complications. For example, dialysis patients cost an average of $89,000 per year and the cost for the first year of DME therapy with Eylea® is $14,400 per eye based on published Medicare allowable charges per dose and the frequency of dosing as approved by the FDA.

AKB-9778 in Primary Open Angle Glaucoma

Unmet medical need:

POAG is a leading cause of blindness affecting approximately 64.3 million people worldwide in 2013 with an expected increase to 76.0 million in 2020 and 118.0 million by 2040. POAG is characterized by optic nerve and neuroretina anomalies and progressive visual field defects. Elevated intraocular pressure, or IOP, is the primary modifiable risk factor and reducing IOP is the only clinical approach shown to slow or prevent vision loss. Despite the availability of effective IOP lowering drugs, many patients require multiple agents to control IOP that together often fail to achieve target IOP. The conventional outflow pathway, consisting of the trabecular meshwork and a specialized vessel called Schlemm’s canal, controls IOP and has been identified as the site of increased resistance to aqueous humor outflow in POAG. Importantly, most current POAG therapies do not target conventional outflow, and reduce IOP by either decreasing the formation of aqueous humor or facilitating non-conventional outflow pathways. The failure of most current therapies to modify conventional outflow has been hypothesized to contribute to continued deterioration of conventional outflow and progressive increases in IOP over time. We believe that developing agents that target conventional outflow pathology directly will likely have improved therapeutic potential alone or in combination with approved glaucoma agents and may prevent progression of POAG that often occurs despite current therapy.

Emerging role of the Tie2 Pathway in the maintenance of conventional outflow:

Recently, two independent groups have shown that Tie2 is expressed and activated in Schlemm’s canal endothelial cells during development and in the mature vessel. Disruption of the Tie2 pathway in mice by conditional knockout early in postnatal development results in failure of the formation of Schlemm’s canal, associated with increased IOP and with retinal and optic nerve pathology resembling human congenital glaucoma. Tie2 pathway disruption later in postnatal development results in degeneration of Schlemm’s canal with development of increased IOP and retinal and optic pathology reminiscent of POAG23. Tie2 is most highly expressed in mature Schlemm’s canal inner wall endothelium and disruption of the Tie2 pathway results in increased cell death, or apoptosis, and reduced formation of giant vacuoles consistent with compromised conventional outflow. Supporting these preclinical findings, Tie2 loss of function variants were identified in 10 of 189 unrelated primary congenital glaucoma families, and SNPs in the Ang-1 promoter region were significantly associated with the risk of POAG25-28. We believe that these preclinical findings along with human genetic evidence provides a sound scientific premise that activation of the Tie2 pathway in Schlemm’s canal could provide a novel conventional outflow-targeted POAG therapy.

Role of VE-PTP in Signaling Pathways and Relevance to Glaucoma

Aerpio has developed first-in-class, potent and selective small molecule inhibitors of the catalytic domain of VE-PTP. In vascular endothelial cells, AKB-9778, Aerpio’s lead VE-PTP inhibitor, activates Tie2 and triggers signaling pathways downstream of Tie2 that have been implicated in modulation of conventional outflow facility. These include endothelial nitric oxide synthase, or eNOS, activation and Rho pathway inhibition via Rac1.

Figure 11. VE-PTP inhibition as a novel conventional outflow targeted approach for glaucoma treatment.

Activation of Tie2, with AKB-9778, affects pathways commonly associated with reduction of intraocular pressure. Rhopressa and Vyzulta are recently approved glaucoma drugs which block the Rho pathway and stimulate the eNOS pathway, respectively. Inhibition of VE-PTP should provide both benefits, blocking Rho and stimulating eNOS.

Evidence Supporting Tie2 Activation as a Conventional Outflow Glaucoma Target:

In a completed Phase 2a clinical trial, patients receiving subcutaneous AKB-9778 demonstrated a statistically significant reduction from baseline in IOP compared to those receiving subcutaneous placebo injections. These IOP reductions were detected in individuals with normal ocular pressure in a study not designed to measure IOP changes and were of the same magnitude as reductions seen in individuals with normal ocular pressure on oral β-blocker therapy. Moreover, patients with baseline IOP greater than or equal to 16 mmHg had larger reductions in IOP than those with baseline IOP less than 16 mmHg, consistent with effects on pressure dependent conventional outflow.

Figure 12. Subcutaneous administration of AKB-9778 significantly reduces IOP in patients with normal ocular pressure.

Preclinical Data Supporting Topical Ocular Delivery of AKB-9778:

Based on preliminary clinical proof-of-concept by subcutaneous administration of AKB-9778, Aerpio is advancing a topical ocular program for AKB-9778 as a conventional outflow-targeted approach to the treatment of patients with POAG or ocular hypertension. AKB-9778 is soluble in aqueous solution and preliminary topical ocular studies in rabbits have demonstrated good tolerability, superior aqueous humor exposure and IOP lowering compared to subcutaneous administration. The AKB-9778 topical formulation was well tolerated and exposure was demonstrated in the aqueous humor following two days of three times a day 30 μL topical ocular administration to both eyes of New Zealand White rabbits. These data suggest that a topical ocular formulation of AKB-9778 may be sufficient to deliver AKB-9778 to target ocular tissues with acceptable tolerability.

The AKB-9778 topical ocular formulation was also well tolerated following seven days of once daily, or QD, and twice daily, or BID, 30 μL topical ocular administration to both eyes in New Zealand White Rabbits with normal ocular pressure, and demonstrated a dose-dependent and statistically significant reduction in IOP of both QD and BID topical ocular dosing at the highest dose level, as shown in the figure below. Reduction in IOP persisted for at least 24 hours following the last dosing period and the treatment was well-tolerated with no visible irritation or hyperemia seen.

Figure 13.  IOP effects of topical ocular compared to subcutaneous AKB-9778 in male rabbits. High dose topical ocular (40 mg/ml) AKB-9778 administered either QD or BID reduced IOP more than low dose topical (15 mg/ml) or subcutaneous (10 mg/kg) administration BID (Day 7). IOP effects persisted 24 hours post dose (Day 8).

We plan to initiate a Phase 1b study to evaluate the potential of topical AKB-9778 to lower IOP in the first half of 2019, with top-line results expected to be available by the third quarter of 2019.

AKB-4924 for Inflammatory Bowel Disease

AKB-4924 works by inhibiting HIF prolyl-hydroxylase enzymes. Unlike other compounds currently in development that act broadly against all forms of HIF, AKB-4924 selectively stabilizes a specific form of HIF, HIF-1 alpha. HIF-1 alpha has a profound effect on innate immunity and epithelial barrier function. However, HIF-1alpha differs from HIF-2, in that it does not stimulate the formation of new red blood cells. That characteristic of greater selectivity could, we believe, make AKB-4924 a more attractive means to target HIF in IBD. We have tested AKB-4924 in multiple preclinical models of IBD and it has shown promising activity in these models. We recently completed a Phase 1a single-ascending dose trial in healthy volunteers with orally administered AKB-4924. We observed a consistent dose/exposure relationship with no notable adverse events at any dose level. Importantly, we observed no stimulation of erythropoietin expression, an effect which could lead to a dose-limiting safety effect. Based on preclinical data, we believe that AKB-4924 has therapeutic potential for the treatment of IBD via a once-daily, oral route of administration. We believe that the potency, selectivity, activity in animal models, and the ability to dose AKB-4924 orally distinguish it from other agents targeting this pathway.

We plan on developing AKB-4924 as a once-daily oral pill for the treatment of inflammatory bowel disease, or IBD. IBD is a group of inflammatory and autoimmune conditions that affect the gastrointestinal tract, typically resulting in severe abdominal pain, weight loss, fatigue, rectal bleeding/bloody stools and diarrhea. The most common forms of IBD include ulcerative colitis and Crohn’s disease, which are estimated to affect approximately 3 million people in the United States. Chronic IBD can be a debilitating condition, and advanced cases may require surgery to remove the affected region of the bowel. Based on the data observed in preclinical and clinical studies to date, we believe that AKB-4924 may have advantages over other products that are either currently approved or in late stage development for IBD.

Current therapies are primarily focused on broad spectrum immunosuppressants which only indirectly promote healing of damaged tissue. In contrast, HIF-1 alpha stabilization has been shown to selectively reduce inflammation as well as directly stimulate restoration of the intestinal barrier in animal models and thus we believe represents an attractive novel target.

Current IBD Treatments

Current therapies are primarily focused on broad spectrum anti-inflammatory molecules or immunosuppressants which only indirectly promote healing of damaged tissue. These therapies include aminosalicylate derivatives such as mesalazine, corticosteroids such as prednisone, and immunomodulatory biologics such as infliximab. Each of these therapies is associated with their own side effects ranging from hypersensitivity to increasing the risks of developing malignancies or reactivation of latent viral infections.

While reducing inflammation and modulating the immune response address key pathological processes in IBD, these approaches do not directly target some of the underlying causes of the disease. Those causes include defects in the cell-to-cell junctions of the intestinal cell wall that can lead to the triggering of the immune system. HIF-1 alpha stabilization has been shown to selectively reduce inflammation as well as directly stimulate restoration of this intestinal barrier in animal models, and, thus, represents an attractive novel approach to treating this disease.

Our Solution AKB-4924

We believe that, if approved, AKB-4924 provides a solution to all the major unmet needs in IBD. We have tested AKB-4924 in multiple models including chemical and immune-mediated disease. We have observed consistent and promising activity across these models. Based on our pre-clinical toxicology program to date, we have observed no signs of secondary malignancies, immunosuppression, risk of opportunistic infection or immunogenicity, adverse events that have all been seen in clinical studies of agents that are currently approved for treatment of or being studied in the treatment of IBD. We plan to develop AKB-4924 as a once a day, oral tablet, which we believe is a preferred route of administration compared to the biologics commonly used as first line therapy, which require parenteral administration. Taken together, we believe that AKB-4924, if approved, has the potential to be the preferred first-line treatment for patients with moderate-severe inflammatory bowel disease.

Figure 14.  Potential for AKB-4924 in the treatment of inflammatory bowel disease

Preclinical Data for AKB-4924

In preclinical models of inflammatory bowel disease, AKB-4924 significantly improved disease in both the maintenance and induction treatment modes, including reducing key inflammatory cytokines and increasing the expression of mucosal wound healing factors. In a mouse model of colitis 2,4,6-trinitrobenzenesulfonic acid, or TNBS, is used to induce severe inflammation in the colon resulting in multiple symptoms that mimic human disease including easy to measure signs such as weight loss. Oral dosing of 5 mg/kg AKB-4924 showed significant levels of recovery from this weight loss within four days. In addition, levels of inflammatory cytokines including interleukin 1 beta, TNFalpha, interleukin 12 p70, and interleukin 6 were significantly reduced in animals receiving AKB-4924 (p < 0.05 in all cases).

Figure 15. Orally dosed AKB-4924 (5 mg/kg) reverses weight loss induced by trinitrobezenesulfonic acid (TNBS) colitis.

AKB-4924 was also tested in an alternate model of IBD induced by overexpression of tumor necrosis factor-alpha (TNF-alpha) in a model of Crohn’s Disease known as the ∆ARE model. In this model, the induced high levels of TNF-alpha lead to the development of Crohn’s-like disease due to inflammation of intestinal tissues or ileitis. AKB-4924 administered at 5 mg/kg improved ileitis and led to significantly reduced overall inflammation in the intestine.

Figure 16. Terminal ileitis in control animals (a-top panel), terminal ileitis was completely reversed via administration of AKB-4924 (a-bottom panel). AKB-4924 administration resulted in a decrease of all inflammatory scores.

Clinical Data for AKB-4924

To date, AKB-4924 has completed a single-ascending dose trial in healthy male volunteers. Healthy volunteers were given a single oral dose of AKB-4924 of 20mg, 60mg, 120 mg, or 240 mg. Findings from this trial support the safety, local activity, selective HIF-1alpha stabilization, and dose dependent exposure of oral AKB-4924. Consistent with the selectivity of AKB-4924 for HIF-1alpha, there were no significant changes in levels of circulating erythropoietin (EPO) in this trial. Other studies have shown that regulation of EPO is primarily dependent on the activity of HIF-2.

We believe that the data observed in nonclinical and clinical studies with orally administered AKB-4924 provide a compelling rationale to advance its development for the treatment of inflammatory bowel disease.

ARP-1536

ARP-1536 is a humanized monoclonal antibody currently in preclinical development that is directed at the same target as AKB-9778. ARP-1536 binds the extracellular domain of VE-PTP inhibiting its ability to interact with Tie2. Our preclinical development program has shown that inhibiting VE-PTP with an antibody results in an activity profile similar to AKB-9778 in a number of different models of retinopathy. We are evaluating development options for ARP-1536, including once-monthly subcutaneous injection for the treatment of diabetic vascular complications and once-monthly intravitreal injection for advanced diabetic eye disease, such as DME and PDR.

Intellectual Property

As of December 31, 2017, we owned at least 33 U.S. patents, at least 15 pending U.S. provisional or non-provisional patent applications, at least 324 foreign patents, and at least 118 pending foreign applications, and a had a non-exclusive license to one U.S. patent, with claims directed toward various aspects of our product candidates and research programs. Specifically, the claims of these patents and patent applications include compositions of matter, methods of use, drug product formulations, and methods of manufacture. Such patents and patent applications, if issued, are expected to expire on various dates from 2027 to 2037, without taking into account any possible patent term adjustments or extensions. Within the foregoing patent portfolio, as of December 31, 2017, we owned at least 3 U.S. patents, at least 5 pending U.S. provisional or non-provisional patent applications, at least 36 foreign patents, and at least 21 pending foreign applications that are directed toward ARP-1536, and formulations or uses thereof. As of December 31, 2017, within the foregoing patent portfolio, we owned at least 21 U.S. patents, at least 9 pending U.S. provisional or non-provisional patent applications, at least 171 foreign patents, and at least 75 pending foreign applications that are directed toward AKB-9778, and formulations, medicinal chemistry variants, or uses thereof. As of December 31, 2017, within the foregoing patent portfolio, we owned at least 9 U.S. patents, at least 1 pending U.S. provisional or non-provisional patent application, at least 117 foreign patents, and at least 22 pending foreign applications, and had 1 non-exclusively in-licensed U.S. patent that are directed toward AKB-4924, and formulations, manufacturing processes, medicinal chemistry variants, or uses thereof. Such patents claiming compositions of matter directed toward ARP-1536 are set to expire in 2027, without taking into account any possible patent term adjustments or extensions. Such patents claiming compositions of matter directed toward AKB-9778 are set to expire in 2027, without taking into account any possible patent term adjustments or extensions. Such patents claiming compositions of matter directed toward AKB-4924 are set to expire in 2030, without taking into account any possible patent term adjustments or extensions.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

There are a number of currently marketed products and product candidates in preclinical research and clinical development by third parties to treat the various diseases that we are targeting. If AKB-9778 and our other product candidates are approved for the indications that we are targeting, they will compete with the products and product candidates discussed below.

DR—Lucentis was recently approved to treat patients with DR. In addition, laser photocoagulation is sometimes used to treat DR prior to the onset of DME and temporarily prevent further vision loss. The anti-VEGF agent, Eylea (aflibercept), which is injected into the eye, is in a Phase 3 study for DR without DME, entitled PANORAMA. In addition, we are aware that there are a number of other companies that are actively developing product candidates for the treatment of DR without DME.

DME—The principal competitors for our program in DME are the anti-Ang-2 antibodies REGN-910 (nesvacumab) and RG7716 (bi-specific antibody which targets VEGF-A and Ang-2). Both of these compounds are in Phase 2 studies in DME, RUBY and BOULEVARD, respectively.

IBD—Current therapies for IBD include anti-inflammatory molecules, or immunosuppressants such as aminosalicylate derivatives, corticosteroids, and immunomodulatory biologics. In addition, we are aware that there are a number of other companies that are actively developing product candidates for the treatment of IBD, including: filgotinib; ozanimod; mongresen; ABT-494; ADP-334; MT-1303; PTG-100; TD-1473; amongst others.

Sales and Marketing

We hold worldwide commercialization rights to all of our product candidates. Subject to receiving marketing approval, we intend to independently pursue the commercialization of AKB-9778 in the United States for DR by building a focused sales and marketing organization in these geographies. We believe that such an organization will be able to address the community of physicians who are key specialists in treating the patient populations for which our product candidates are being developed.

We also plan to build a marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

Outside of the United States, we intend to pursue the approval and commercialization of AKB-9778 for DR through strategic collaborations. We may develop and commercialize AKB-9778 for other indications either independently or through collaborations with third parties. We may develop and commercialize AKB-4924, subject to receiving additional funding, which we may seek to obtain in connection with a collaboration with a strategic and commercial partner. We may also develop and commercialize ARP-1536, subject to receiving additional funding, which may be from a collaboration with a strategic or commercial partner.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We have relied on and intend to continue to rely on qualified third-party contract manufacturers to produce our product candidates, including clinical supplies to support our clinical trials. We expect that commercial quantities of any compound and materials for our product candidates, if approved, will be manufactured in facilities and by processes that comply with FDA and other regulations. At the appropriate time in the product development process, we will determine whether to establish manufacturing facilities or continue to rely on third parties to manufacture commercial quantities of any products that we may successfully develop.

Government Regulation

Government authorities in the United States, including federal, state, and local authorities, and in other countries, extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling and packaging, storage, distribution, post-approval monitoring and reporting, advertising and promotion, and export and import of pharmaceutical and biological products, such as those we are developing. In addition, some government authorities regulate the pricing of such products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations, and biologics under the FDCA and the Public Health Service Act, or PHSA, and its implementing regulations. FDA approval is required before any new unapproved drug or biologic or dosage form, including a new use of a previously approved drug, can be marketed in the United States. Drugs and biologics are also subject to other federal, state, and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us.

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	completion of extensive nonclinical laboratory tests and nonclinical animal studies, all performed in accordance with the Good Laboratory Practices, or GLP, regulations;
•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin and must be updated annually;

•	approval by an independent institutional review board, or IRB, or ethics committee representing each clinical site before each clinical trial may be initiated;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;
•	preparation of and submission to the FDA of a biologics license application, or BLA, or a new drug application, or NDA, after completion of all pivotal clinical trials;
•	review of the product application by an FDA advisory committee, where appropriate and if applicable;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the proposed product is produced to assess compliance with current Good Manufacturing Practices, or cGMP;

•	satisfactory completion of any FDA audits of the clinical study sites to assure compliance with GCPs, and the integrity of clinical data in support of the BLA or NDA; and
•

FDA review and approval of a BLA for a biologic drug candidate that is safe, pure, and potent or an NDA for a drug candidate that is safe and effective prior to any commercial marketing or sale of the product in the United States.

The nonclinical and clinical testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

An IND is a request for authorization from the FDA to administer an investigational new drug or biological product to humans in clinical trials. The central focus of an IND submission is on the general investigational plan, the protocol(s) for human trials, and the safety of study participants. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence. The FDA may impose a clinical hold at any time during clinical trials and may impose a partial clinical hold that would limit trials, for example, to certain doses or for a certain length of time.

Clinical Trials

Clinical trials involve the administration of the investigational new drug or biological product to human subjects under the supervision of qualified investigators in accordance with Good Clinical Practices, or GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s institutional review board, or IRB, before the trials may be initiated, and the IRB must monitor the trial until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

The clinical investigation of a drug or biological product is generally divided into three or four phases. Although the phases are usually conducted sequentially, they may overlap or be combined.

•

Phase 1. The drug or biological product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.

•

Phase 2. The investigational product is administered to a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks, and preliminarily evaluate efficacy.

•

Phase 3. The investigational product is administered to an expanded patient population, generally at geographically dispersed clinical trial sites to generate enough data to statistically evaluate dosage, clinical effectiveness and safety (or safety, purity, and potency for biological products), to evaluate the overall benefit-risk profile of the investigational product, and to provide an adequate basis for physician labeling.
•

Phase 4. In some cases, the FDA may condition approval of a BLA or NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after approval. In other cases, a sponsor may voluntarily conduct additional clinical trials after approval to gain more information about the drug or biological product. Such post-approval studies are typically referred to as Phase 4 clinical trials.

Sponsors must also report to the FDA, within certain timeframes, serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate. The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. We may also suspend or terminate a clinical trial based on evolving business objectives or competitive climate.

Submission of a BLA or NDA to the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational new drug product information is submitted to the FDA in the form of a BLA or NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs and NDAs is subject to an application user fee. For fiscal year 2018, the application user fee is $2,421,495, and the sponsor of an approved BLA or NDA is also subject to an annual program fee of $304,162 for each approved prescription drug or biological product on the market. These fees are typically increased annually. Applications for orphan drug products are exempted from the BLA and NDA user fees and may be exempted from program fees, unless the application includes an indication for other than a rare disease or condition.

A BLA or NDA must include all relevant data available from pertinent nonclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including trials initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational new drug product to the satisfaction of the FDA.

The FDA conducts a preliminary review of all NDAs and BLAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an application for filing. Once a BLA or NDA has been accepted for filing, the FDA’s goal for novel drug and biological products generally is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. The review process is often significantly extended by the FDA’s requests for additional information or clarification.

Before approving a BLA or NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA or NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

The FDA is required to refer an application for a novel drug or biological product to an advisory committee or explain why such referral was not made.  An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA’s Decision on a BLA or NDA

After the FDA evaluates the BLA or NDA and conducts relevant inspections, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter will identify the deficiencies that prevent the FDA from approving the application and may require additional clinical data or an additional Phase 3 clinical trial(s), or other significant, expensive and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval and issue a denial.

The FDA could also approve the BLA or NDA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

New government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Expedited Review and Accelerated Approval Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of BLAs and NDAs. For example, Fast Track Designation may be granted to a drug intended for treatment of a serious or life-threatening disease or condition that has potential to address unmet medical needs. The key benefits of fast track designation are more frequent interactions with the FDA during development and testing, the eligibility for priority review, and rolling review, which is submission of portions of an application before the complete marketing application is submitted.

Based on results of the Phase 3 clinical trial(s) submitted in a BLA or NDA, the FDA may grant the BLA or NDA a priority review designation, which sets the target date for FDA action on the application for a novel product at six months after the FDA accepts the application for filing. Priority review is granted where there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of ten months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve a BLA or NDA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing trials or completion of ongoing trials after marketing approval are generally required to verify the drug’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit.

In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted and signed into law in 2012, established the new Breakthrough Therapy designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval.

Drug manufacturers are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

We rely, and expect to continue to rely, on third parties for the production of clinical quantities of our product candidates, and expect to rely in the future on third parties for the production of commercial quantities. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA or NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, untitled or warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending BLAs or NDAs or supplements to approved BLAs or NDAs, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Pediatric Trials and Exclusivity

A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within sixty days of an end of Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. Development program candidates designated as orphan drugs are exempt from the above requirements. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the five-year and three-year non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA or NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of FDA-requested pediatric trials are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection covering the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot accept or approve another application relying on the BLA or NDA sponsor’s data.

Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA or NDA, plus the time between the submission date and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent and within 60 days of the product’s approval. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA or NDA.

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, or Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHSA attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the proposed biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product.

Abbreviated New Drug Applications, or ANDA for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the nonclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is the same as the RLD with respect to the active ingredient(s), the route of administration, the dosage form, the strength of the drug and the labeling (with certain exceptions). At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to an RLD if “the rate and extent of absorption of the [generic] drug do not show a significant difference from the rate and extent of absorption of the listed drug.”

Upon approval of an ANDA, the FDA assigns a therapeutic equivalence rating to the approved generic drug in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider an “A” therapeutic equivalence rating to mean that a generic drug is fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of an “A” rating often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. In cases where such exclusivity has been granted, an ANDA (or a 505(b)(2) NDA, which is a marketing application in which sponsors may rely on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted) may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, discussed below, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA or 505(b)(2) applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA or 505(b)(2) applicant is not seeking approval.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge a listed patent, the ANDA or 505(b)(2) application will not be approved until the listed patent expires (unless the patent claims only a method-of-using the referenced product and the ANDA or 505(b)(2) applicant indicates that it is not seeking approval of the claimed method of use).

If the applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA or 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) application until the earlier of expiration of the patent, a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant, or 30 months after the receipt of the Paragraph IV notice (which can be extended if the reference product has 5-year exclusivity and the ANDA or 505(b)(2) application is submitted between 4 and 5 years after approval of the reference product).

European Union/Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. The cost of establishing a regulatory compliance system for numerous varying jurisdictions can be very significant. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union and in other jurisdictions, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial authorization application, or CTA, must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is accepted in accordance with a country’s requirements, the clinical trial may proceed.

The requirements and process governing the conduct of clinical trials vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP, the applicable regulatory requirements, and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational medicinal product under European Union regulatory systems, we must submit a marketing authorization application. The content of the BLA or NDA filed in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements.

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing product licensing, pricing, and reimbursement vary from country to country.

Countries that are part of the European Union, as well as countries outside of the European Union, have their own governing bodies, requirements, and processes with respect to the approval of pharmaceutical and biologic products. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Authorization Procedures in the European Union

Medicines can be authorized in the European Union by using either the centralized authorization procedure or national authorization procedures.

•

Centralized procedure. The EMA implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Economic Area, or EEA, which is comprised of the 28 member states of the European Union plus Norway, Iceland, and Lichtenstein. This procedure results in a single marketing authorization issued by the EMA that is valid across the EEA. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines.

•

For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the European Commission following a favorable opinion by the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.

•

National authorization procedures. There are also two other possible routes to authorize medicinal products in several European Union countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

•

Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one European Union country of medicinal products that have not yet been authorized in any European Union country and that do not fall within the mandatory scope of the centralized procedure.

•

Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one European Union Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other European Union countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

In some cases, a Pediatric Investigation Plan, or PIP, or a request for waiver or deferral, is required for submission prior to submitting a marketing authorization application. A PIP describes, among other things, proposed pediatric trials and their timing relative to clinical trials in adults.

New Chemical Entity Exclusivity

In the European Union, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Accelerated Review

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA’s Committee for Medicinal Products for Human Use, or CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third- party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. Thus, the full impact of the Affordable Care Act, or any law replacing elements of it, on our business remains unclear. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on cost containment measures in the United States and other countries has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Other Healthcare Laws and Compliance Requirements

If we obtain regulatory approval for any of our product candidates, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•	the federal Physician Payment Sunshine Act, that requires drug and biologics manufacturers to disclose payments and other transfers of value provided to physicians and teaching hospitals;
•

HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The Affordable Care Act broadened the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

We are also subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and a system of internal accounting controls. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, and others may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition and result of operations.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, including environmental, health and safety laws and regulations, we may be subject to penalties, including civil and criminal penalties, exclusion from participation in government healthcare programs, such as Medicare and Medicaid and imprisonment, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Employees

As of December 31, 2017, we had 25 full-time or part-time employees, including 13 employees with doctorate level degrees. Of these employees, 17 employees are engaged in research and development activities and 8 employees are engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Facilities

We occupy approximately 7,580 rentable square feet of office and laboratory space in Ohio under a lease that expires on June 30, 2018. We have an option to extend the lease term until June 30, 2021. We believe that this office and laboratory space is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 2 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors.  If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred net losses each year since our inception, including net losses of $21.4 million and $17.0 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $108.6 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our ability to obtain funding through equity or debt financings, strategic collaborations or grants. Our lead product candidate, AKB-9778, completed a proof of concept Phase 2 clinical trial in April 2015, and we initiated a Phase 2b clinical trial in June 2017. Our product candidate AKB-4924 in our HIF-1-a stabilization program recently completed a Phase 1a trial and we expect to initiate a multiple ascending dose study in the second quarter of 2018. Our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market AKB-9778 or any of our other product candidates, our future revenues will depend upon the size of any markets in which AKB-9778 or any of our other product candidates has received approval, our ability to achieve sufficient market acceptance, reimbursement from third-party payors and other factors.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will likely increase significantly if and as we:

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

As of December 31, 2017, our cash and cash equivalents were $20.3 million. We believe that we will continue to expend substantial resources for the foreseeable future developing AKB-9778 for diabetic retinopathy and any other indications that we may pursue, such as primary open angle glaucoma. Additionally, we expect to expend substantial resources to further develop AKB-4924, particularly as we prepare to initiate our planned multiple ascending dose study in the second quarter of 2018, as well as ARP-1536, for which we are evaluating development options. We may also expend substantial resources to develop any other product candidates that we may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

•	the timing of, and the costs involved in, obtaining regulatory approvals for AKB-4924 and ARP-1536 if clinical trials of these product candidates are successful;
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

Based on our current operating plan, and absent any future financings or strategic partnerships, we believe that our existing cash and cash equivalents and investments will be sufficient to fund our projected operating expenses and capital expenditure requirements into the fourth quarter of fiscal year 2018. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for AKB-9778, AKB-4924, ARP-1536 or any other product candidates that we develop or acquire, or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

Our auditors’ report on our December 31, 2017 financial statements included an explanatory paragraph regarding there being substantial doubt about our ability to continue as a going concern.

We have a history of losses since inception and expect to continue to incur operating and net losses for the foreseeable future as we continue our research and development efforts and establish the necessary administrative functions to support our growing operations and being a public company, and such losses may increase in the future. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern, as highlighted by our auditors with respect to the financial statements for the year ended December 31, 2017. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our company.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to product candidates on unfavorable terms to us.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and license, development and commercialization agreements with collaborators. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for AKB-9778, AKB-4924, ARP-1536 or any other product candidates that we develop or acquire, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We commenced active operations in 2011, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. We currently have three product candidates, one of which is in preclinical development. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Only a small fraction of biopharmaceutical development programs ultimately results in commercial products or even product candidates and a number of events could delay our development efforts and negatively impact our ability to obtain regulatory approval for, and to manufacture, market and sell, a product. We have not yet demonstrated our ability to successfully complete later stage clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to expand our capabilities to support commercial activities. We may not be successful in adding such capabilities.

Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval of Product Candidates

We depend heavily on the success of our lead product candidate, AKB-9778, which is currently in Phase 2 clinical development. Even if we obtain favorable clinical results, we may not be able to obtain regulatory approval for, or successfully commercialize, AKB-9778.

We rely on our lead product candidate, AKB-9778, which is currently in Phase 2 clinical development, and our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of that product candidate, which may never occur. We currently have no products for sale, generate no revenues from sales of any drugs, and may never be able to develop marketable products. AKB-9778, which completed a proof of concept Phase 2 clinical trial in April 2015, will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence its commercialization. In June 2017, we announced the initiation of patient dosing in our ongoing Phase 2b clinical trial of AKB-9778 in patients with DR. Additionally, in July 2017 we announced the completion of a single-center study of the safety and efficacy of treatment with concomitant anti-VEGF therapy. Our other product candidate, AKB-4924, recently completed a Phase 1a trial, and which we plan to initiate a multiple ascending dose study in the second quarter of 2018. In addition, we are currently evaluating development options for ARP-1536. None of our product candidates has advanced into a pivotal trial, and it may be years before such trial is initiated, if ever. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that any drug candidate is safe and effective and any biological product candidate is safe, pure, and potent for use in each target indication. This process can take many years. Of the large number of drugs in development in the United States, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize AKB-9778.

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

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market AKB-9778. Because our business is substantially dependent upon AKB-9778, any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

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

If approved, we plan to commercialize AKB-9778 ourselves in the United States and intend to seek one or more strategic collaborators to commercialize AKB-9778 in additional markets. In addition, we intend to develop AKB-4924 and plan to initiate a multiple ascending dose study in the second quarter of 2018. With respect to ARP-1536, we are evaluating its development options. We face competition in seeking appropriate collaborators for our product candidates, and the negotiation process is time-consuming and complex. In order for us to successfully collaborate with a third party on our product candidates, potential collaborators must view these product candidates as economically valuable. Even if we are successful in our efforts to establish strategic collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic collaborations if, for example, development or approval of a product is delayed or sales of an approved product are disappointing. Any delay in entering into strategic collaboration agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

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

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize AKB-9778 or AKB-4924 or other product candidates. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or our intended methods of use, the holders of any such patent may be able to block or impair our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. We may also elect to enter into a license in order to settle litigation or in order to resolve disputes prior to litigation. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. Should a license to a third-party patent become necessary, we cannot predict whether we would be able to obtain a license, or if a license were available, whether it would be available on commercially reasonable terms. If such a license is necessary and a license under the applicable patent is unavailable on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

We are highly dependent on members of our senior management, including Stephen Hoffman, our Chief Executive Officer, Michael Rogers, our Chief Financial Officer, Joseph Gardner, our President and Founder and former Chief Executive Officer, Kevin G. Peters, our Chief Scientific Officer and Stephen Pakola, our Chief Medical Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion (as may be inflation-adjusted by the SEC from time to time) or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.07 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $75 million as of June 30 in any given year, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

As of December 31, 2017, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 65.6% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, and because we will not be listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of our company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf or recommend the purchase of our common stock than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock.

The resale of shares covered by a registration statement could adversely affect the market price of our common stock in the public market, should one develop, which result would in turn negatively affect our ability to raise additional equity capital.

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. We filed and caused to become effective a registration statement with the SEC registering the resale of 27,367,117 shares of our common stock issued in connection with the reverse merger and the concurrent private placement offering in March 2017. This registration statement permits the resale of these shares at any time. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, we expect that, because there will be a large number of shares registered pursuant to a registration statement, selling stockholders will continue to offer shares covered by such registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to a registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

As a result of recently becoming a public company, we are incurring increased costs and our management devotes substantial time to public company compliance programs.

As a public company, we incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff is required to perform additional tasks. We are investing resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from product development activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. In connection with the reverse merger, pursuant to which we acquired Aerpio, we increased our directors’ and officers’ insurance coverage, which increased our insurance cost. In the future, it will be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

Our management team and board of directors will need to devote significant efforts to maintaining adequate and effective disclosure controls and procedures and internal control over financial reporting in order to comply with applicable regulations, which may include hiring additional legal, financial reporting and other finance and accounting staff and engaging consultants to assist in designing and implementing such procedures. Additionally, any of our efforts to improve our internal controls and design, implement and maintain an adequate system of disclosure controls may not be successful and will require that we expend significant cash and other resources. In addition, our management will be required to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report. This assessment will need to include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to substantial limitations arising from previous ownership changes under Section 382 of the Code. Future analysis will still be required on any historical NOLs. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. As described above under “—Risks related to our financial position and need for additional capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs. A full valuation allowance has been provided for the entire amount of our NOLs.

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

On December 22, 2017, The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted and could have a material impact on our current and future income tax provision and disclosures.

Our effective tax rates could be affected by numerous factors, such as intercompany transactions, entry into new businesses and geographies, changes to our existing businesses and operations, acquisitions and investments and how they are financed, potential changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations.  Finally, U.S. State governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to taxation and materially affect our financial position and results of operations.

The 2017 Tax Act significantly changes how the U.S. taxes corporations. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of 2017 Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to amounts that we have provisionally recorded in the period in which the adjustments are made.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in Cincinnati, Ohio. We currently lease approximately 7,560 square feet of office space in Cincinnati under a lease that expires on June 30, 2018. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms for our future growth.

Item 3. Legal Proceedings.

As of the date of this Annual Report on Form 10-K, we are not currently involved in any material legal proceedings.  However, from time to time, we could be subject to various legal proceedings and claims that arise in the ordinary course of our business activities.  Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our common stock were approved for trading and began trading on August 8, 2017 on the OTC Markets – OTCQB Tier under the symbol “ARPO.”  The following table sets forth the high and low closing bid information for our common stock for each quarterly period in the most recent fiscal year, as reported by OTCQB, since our common stock commenced public trading:

	Common Stock
	High	Low
Year Ended December 31, 2017:
Third Quarter	$6.75	$5.90
Fourth Quarter	$6.60	$4.00

Stockholders

As of February March 15, 2018, there were 266 stockholders of record of our common stock.

Dividends

We have never declared nor paid any cash dividends to stockholders.  We do not intend to pay cash dividends on our common stock for the foreseeable future, and currently intend to retain any future earnings to fund our operations and the development and growth of our business.  The declaration of any future cash dividends, if any, would be at the discretion of our Board of Directors (subject to limitations imposed under applicable Delaware law) and would depend on our earnings, if any, our capital requirements and financial position, our general economic conditions and other pertinent conditions.

Unregistered Sales of Securities

None

Unregistered Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Aerpio Pharmaceuticals, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this Annual Report on Form 10-K for the period ended December 31, 2017. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Operating Overview

We are a biopharmaceutical company focused on advancing first-in-class treatments for ocular disease. Our lead product candidate, AKB-9778, a small molecule activator of the Tie2 pathway, is being developed for the treatment of diabetic retinopathy, or DR, a disease characterized by progressive compromise of blood vessels in the back of the eye. The Tie2 receptor is expressed almost exclusively in endothelial cells (cells that make up blood vessels) and is essential for regulating vascular stability and preventing blood vessel compromise associated with diabetes. We have completed a Phase 2a trial of AKB-9778 in 144 patients with diabetic eye disease. Based on the results from this trial, we believe AKB-9778 has the potential to stop, slow down or reverse the damage to blood vessels caused by diabetes. In contrast to marketed treatments for DR that are administered by a physician via intraocular injection, we intend to deliver AKB-9778 systemically by self-administered subcutaneous injection, similar to insulin. We believe that this delivery method provides an opportunity to treat diabetic eye disease at an earlier stage and reduces the likelihood of developing vision-threatening complications.

In June 2017, we initiated a 48-week, double-masked, Phase 2b clinical trial, which we refer to as TIME-2b, in patients with DR who have not developed more serious complications such as diabetic macular edema, or DME or proliferative diabetic retinopathy, or PDR. We expect to report top line results in the second quarter of 2019. The TIME-2b study is a double-masked, placebo-controlled multi-center trial that is currently on-going and has enrolled 167 patients randomized evenly to receive either AKB-9778 15 mg subcutaneously once daily, AKB-9778 15 mg subcutaneously twice daily or placebo for a 48-week treatment period. The primary endpoint of the TIME-2b study is the percentage of patients who improve by at least 2 steps or more in DR Severity Score, or DRSS in the study eye.

Existing preclinical and clinical evidence suggest the potential of AKB-9778 for reducing intraocular pressure in primary open angle glaucoma, or POAG, and ocular hypertension. We plan to initiate a Phase 1b clinical trial in the first quarter of 2019 to evaluate AKB-9778 for POAG and, if we observe positive results, we expect to initiate a Phase 2 program for this indication.

In addition to DR and POAG, the Tie2 pathway is also implicated in other diabetic complications. We believe systemic treatment with AKB-9778 may address diabetic nephropathy and peripheral vascular disease. If we are successful in developing and commercializing AKB-9778 for DR, we intend to conduct longer term clinical trials to evaluate AKB-9778’s potential to reduce or delay the need for kidney dialysis and reduce amputations.

We are also developing AKB-4924, a selective stabilizer of hypoxia-inducible factor-1 alpha, or HIF-1 alpha, that is being developed for the treatment of inflammatory bowel disease. HIF-1 alpha is involved in mucosal wound healing and the reduction of inflammation in the gastrointestinal tract. We have completed a single ascending dose clinical trial in healthy volunteers for AKB-4924 and plan to initiate a multiple ascending dose, or MAD study in the second quarter of 2018. If we successfully complete the MAD study, we expect to initiate a Phase 1b clinical study of AKB-4924 in patients with ulcerative colitis in the second half of 2018.

ARP-1536, our humanized monoclonal antibody directed at the same target as AKB-9778, is in preclinical development. We are evaluating development options for ARP-1536, including once-monthly subcutaneous injection for the treatment of diabetic vascular complications and once-monthly intravitreal injection for the treatment of advanced diabetic eye disease such as DME or PDR.

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, and undertaking preclinical and clinical studies. We have not generated any revenues to date, nor is there any assurance of future revenues. Our product candidates are subject to long development cycles, and there is no assurance we will be able to successfully develop, obtain regulatory approval for, or market our product candidates. As of December 31, 2017, we had an accumulated deficit of $108.6 million and anticipate incurring additional losses for the next several years.

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

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our expenses will likely increase substantially in connection with our ongoing activities, as we:

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s inability to obtain required funding in the near future could have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.   Based on the Company’s current cash reserves of $20.3 million and current financial condition as of the date of the Annual Report on Form 10-K, there is substantial doubt about the Company’s ability to continue as a going concern.

Basis of Presentation

The consolidated financial statements of the Company for the years ended December 31, 2017 and 2016, contained herein, include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

Other Recent Developments

Listing on the OTCQB Market

Shares of our common stock were approved for trading and began trading on August 8, 2017 on the OTCQB marketplace under the symbol “ARPO.”

Merger

On March 15, 2017, our wholly-owned subsidiary, Aerpio Acquisition Corp., a corporation formed in the State of Delaware, or the Acquisition Sub, merged with and into Aerpio Therapeutics, Inc., (“Aerpio”) a corporation incorporated on November 17, 2011, under the laws of the State of Delaware. Pursuant to this transaction, or the Merger, Aerpio was the surviving corporation and became our wholly-owned subsidiary. We changed our name from Zeta Acquisition Corp II to Aerpio Pharmaceuticals, Inc. All the outstanding stock of Aerpio was converted into shares of our common stock.

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

The Merger was treated as a recapitalization and reverse acquisition for financial reporting purposes. We are the legal acquirer of Aerpio in the transaction. However, Aerpio is considered the acquiring company for accounting purposes since (i) former Aerpio stockholders own in excess of 50% of the combined enterprise on a fully diluted basis immediately following the Merger and Offering, and (ii) all members of the Company’s executive management and Board of Directors are from Aerpio. In accordance with the “reverse merger” or “reverse acquisition” accounting treatment, the consolidated financial statements for the period ended December 31, 2017 include the accounts of the Company and its wholly owned subsidiary, Aerpio Therapeutics, LLC. The comparative historical financial statements for periods ended prior to the date of the Merger are the historical financial statements of Aerpio.

The following discussion highlights Aerpio’s results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the consolidated balance sheets and the consolidated statements of operation and comprehensive loss presented herein. The following discussion and analysis are based on the Company’s consolidated financial statements contained in this Form 10-K, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

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

Components of Consolidated Statements of Operations and Comprehensive Loss

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

General and Administrative. Our general and administrative expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits and travel, for our finance, human resources and other administrative personnel. In addition, general and administrative expenses include third-party consulting, legal, patent, audit, accounting services, and facilities costs. General and administrative expenses have increased following the Merger due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company, as well as other costs associated with growing our business.

Interest expense, net

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

Results of Consolidated Operations

Comparison of Years Ended December 31, 2017 and 2016

The following tables set forth our results of operations:

	Years Ended December 31,		$	%
	2017	2016	Change	Change
Operating expenses:
Research and development	$12,147,132	$11,367,590	$779,542	7%
General and administrative	9,241,411	5,265,995	3,975,416	75%
Total operating expenses	21,388,543	16,633,585	4,754,958	29%
Loss from operations	(21,388,543)	(16,633,585)	(4,754,958)	29%

Grant income	93,719	131,281	(37,562)	-29%
Interest expense, net	(105,782)	(482,204)	376,422	-78%
Other income, net	—	997	(997)	-100%
Total other expense, net	(12,063)	(349,926)	337,863	-97%

Net and comprehensive loss	$(21,400,606)	$(16,983,511)	$(4,417,095)	26%

Research and Development

Research and development expenses for the year ended December 31, 2017, increased approximately $0.8 million, or 7%, compared to the year ended December 31, 2016. This increase was the result of increased spending on our lead program AKB-9778, currently in Phase 2b development, partially offset by a decrease in spending on our pipeline programs AKB 4924 and ARP 1536.

The approximate $3.5 million increase in spending on our lead program, AKB-9778, for the year ended December 31, 2017, from the corresponding period in 2016 is primarily attributed to the cost of drug product and clinical trial cost for our double-blind Phase 2 DR clinical trial initiated during the second quarter of 2017, partially offset by a decrease in pre-clinical and Phase 1 clinical trial expenses.

The approximate $2.7 million decrease in spending on our pipeline programs, for the year ended December 31, 2017, from the corresponding period in 2016 is primarily due to our decision to focus on the lead program while pursuing alternative strategies to fund further development activities for one or both of the pipeline programs.  During the twelve months ended December 31, 2016, healthy volunteers were enrolled in the AKB-4924 Phase 1a clinical trial and cell line development expenses were incurred on ARP-1536, which were completed prior to 2017.

General and Administrative

General and administrative expenses in the twelve months ended December 31, 2017, increased approximately $4.0 million, or 75%, compared to the year ended December 31, 2016. This increase was primarily attributable to personnel and related expenses, including costs to recruit additional resources as well as professional services, including legal, accounting, insurance and other professional service expenses associated with the Merger, related transactions and operating as a public company.

Other income, net

Grant income

Grant income is recognized as earned based on contract work performed. Grant income amounts can vary greatly from period to period depending on the funding and needs of the party for whom we perform the requested services.  Grant income decreased in year ended December 31, 2017 compared to year ended December 31, 2016 primarily due to the expiration of various contracts during 2017.

Interest expense, net

Interest income in the year ended December 31, 2017 reflects interest earned during the period on cash balances invested in short term money market instruments.  The net proceeds received in the Offering on March 15, 2017, less cash used in operations, were available for investment. The interest expense in the corresponding twelve-month period in 2016, was primarily related to the senior secured convertible notes issued in 2016, offset in part by a small amount of interest income earned on invested cash balances.  We completed three note financings in 2016 totaling an aggregate principal amount of approximately $12.5 million and one note financing in the first quarter of 2017, totaling an aggregate principal amount of approximately $0.3 million. The financings were funded in four tranches, beginning in April 2016 for $4.5 million, in July 2016 for $4.5 million, in October 2016 for $3.5 million and in January 2017 for $0.3 million. The notes accrued interest at the rate of eight percent (8%) per annum, compounded annually.  The principal and accrued interest on the secured convertible notes was converted into common stock on March 15, 2017, in connection with the Merger.

Other Income

Other income represents amounts received from Akebia Therapeutics, Inc. for services rendered under shared services agreements. The shared services agreements expired in 2016.

Liquidity and Capital Resources

Since inception, we have incurred significant net losses. For the years ended December 31, 2017 and 2016, we had net losses of approximately $21.4 million and $17.0 million, respectively.  Cash used in operating activities was $18.9 million and $15.7 million for the years 2017 and 2016, respectively, and investing activities used another $.1 million in 2016.  Cash provided by financing activities was $37.5 million and $12.3 million for the years 2017 and 2016, respectively.  At December 31, 2017 and 2016, we had an accumulated deficit of $108.6 million and $86.2 million, respectively.

At December 31, 2017, we had cash and cash equivalents of approximately $20.3 million. To date, we have financed our operations principally through the Offering, private placements of our redeemable convertible preferred stock, common stock and issuances of secured convertible promissory notes.  Based on our current plans, we expect that our existing cash and cash equivalents will enable us to conduct our planned operations into the fourth quarter of 2018.

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

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(18,883,536)	$(15,718,144)
Net cash provided by (used in) investing activities	41,104	(113,297)
Net cash provided by financing activities	37,496,847	12,296,924
Net increase (decrease) in cash and cash equivalents	$18,654,415	$(3,534,517)

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

For the twelve months ended December 31, 2017, operating activities used approximately $18.9 million in cash, primarily as a result of our net loss of $21.4 million, offset by approximately $1.0 million in non-cash charges that consisted primarily of stock compensation expense, non-cash interest expense, amortization of debt issuance costs and depreciation expense and approximately $1.5 million from changes in working capital. For the twelve months ended December 31, 2016, operating activities used approximately $15.7 million in cash, primarily as a result of our net loss of $17.0 million, offset by approximately $0.8 million of non-cash charges of stock compensation expense, non-cash interest expense, amortization of debt issuance costs and depreciation expense and approximately $0.5 million from changes in working capital.

Investing Activities

Net cash provided by investing activities for the twelve months ended December 31, 2017 was due the sale of short-term investments, partially offset by capital expenditures to support our operations.  Cash used in investing activities during the twelve months ended December 31, 2016 was due to the acquisition of approximately $0.1 million of laboratory equipment to support internal drug development capabilities.

Financing Activities

During the twelve months ended December 31, 2017, we received net proceeds of $37.2 million from the sale of common stock at $5.00 per share, issued in the Offering and $0.3 million in January from an extension to the Aerpio senior secured convertible notes.  During the twelve months ended December 31, 2016, we received $12.3 million from the issuance of and an extension to the Aerpio senior secured convertible notes.

On March 31, 2016, Aerpio entered into a senior secured convertible note financing with certain preferred stock investors of Aerpio.  The secured convertible notes accrued interest at 8% per annum, compounded annually.  Each of the secured convertible notes were also subject to mandatory prepayment and were convertible into preferred stock of Aerpio upon the occurrence of certain events, as described in the Note Agreements.

We received proceeds from the first tranche in April 2016 and subsequent tranches in July 2016, October 2016 and January 2017.  The outstanding principal and accrued interest under the secured convertible notes was converted into shares of Aerpio common stock immediately prior to the effective time of the Merger, and exchanged for shares of our common stock pursuant to the Merger.

For further information on the secured convertible notes see Note 6 to our consolidated financial statements.

Contractual Obligations and Commitments

The Company is a party to a lease covering 7,580 square feet of space in Cincinnati, Ohio that expires in June 2018.  In November 2017, the Company renewed a lease covering 687 square feet of space in Dexter, MI that expires October 2019.  Total rent expense for all operating leases was $208,478 and $214,595 for the years ended December 31, 2017 and 2016, respectively. The Cincinnati, Ohio space lease agreement contains free rent, escalating rent payments and reimbursement for tenant improvements that amounted to $46,390 in the year ended December 31, 2016. No such lease incentives were recognized in 2017. Rent expense for the Cincinnati, Ohio space is recorded on the straight-line basis over the initial term with the differences between rent expense and rent payments recorded as deferred rent. As of December 31, 2017, the Company had total deferred rent of $42,660 for the Cincinnati, Ohio space, which is included in accrued expenses in the accompanying consolidated balance sheet.  As of December 31, 2017, non-cancelable future minimum lease payments under the existing operating leases were $76,650.   We are contractually obligated to pay $65,890 of this in 2018 and the remainder, $10,760, in 2019.

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

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

US Tax Reform

On December 22, 2017, The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted, which is generally effective January 1, 2018. The Act includes a number of provisions, including lowering the U.S. corporate federal income tax rate from a maximum of 35% to 21% and changing or limiting certain tax deductions. In addition, the 2017 Tax Act alters the landscape of taxation and provides immediate deductions for certain new investments, among other provisions.

The significant impact as a result of adopting the 2017 Tax Act, was increased deferred tax expense due to the remeasurement of net deferred tax assets at the lower enacted U.S. federal corporate tax rate, which resulted in a net $11.3 million increase in deferred income tax expense, and had a corresponding $11.3 million offset to the valuation allowance.

The Company expects its effective income tax rate to remain at 0% for the foreseeable future as a result of the full recognition of a valuation allowance.  Such estimates are based on management’s current assumptions with respect to, among other things, the Company’s earnings, state income tax levels and tax deductions.

The estimated impacts of the 2017 Tax Act recorded during 2017 as well as the forward-looking estimates are provisional in nature, and the Company will continue to assess the impact of the Act and provide additional information and record adjustments through the income tax provision in the relevant period as amounts are known and reasonably estimable during the measurement period. Accordingly, the impact of the 2017 Tax Act may differ from the Company's provisional estimates due to and among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions the Company /has currently made, including actions the Company may take in future periods as a result of the 2017 Tax Act.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial position and results of consolidated operations are based on consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all our significant accounting policies, see the notes to our consolidated financial statements.

Prepaid and Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our prepaid and accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our prepaid and accrued research and development expenses as of each consolidated balance sheet date in our consolidated financial statements based on facts and circumstances known to us at the time. We confirm the accuracy of estimates with the service providers and make adjustments if necessary. Examples of estimated prepaid and accrued research and development expenses include expenses for:

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

Stock-Based Compensation

We issue stock-based awards generally in the form of stock options and restricted stock. We account for our stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock and modifications to existing stock awards to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. Described below is the methodology we have utilized in measuring stock-based compensation expense.

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

During the years ended December 31, 2017 and 2016, stock-based compensation expense was approximately $0.6 million and $0.5 million, respectively.  As of December 31, 2017, we had $3.7 million of total unrecognized stock-based compensation costs for stock options, which we expect to recognize over a weighted-average period of 3.19 years.

Common Stock Valuations

The fair value of the common stock was determined by our Board of Directors, which intended all stock options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. In 2016, as a privately held company and prior to the merger, the valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or AICPA Practice Aid. The assumptions we used in the valuation model were based on future expectations combined with management judgment. In the absence of a public trading market, our board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant. including the following factors:

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

The following table summarizes the significant assumptions used in the hybrid method to determine the fair value of our common stock as of December 31, 2016:

	Go-Public Scenario	OPM
Probability weighting	50%	50%
Years to liquidity	0.2	2.8
Weighted-average cost of equity	25%	—
Annual volatility	—	61%
Risk-free interest rate	—	1.4%
Discount for lack of marketability (DLOM)	5%	23%

Based on these assumptions, we estimated the fair value of our common stock on a pre-Merger basis to be $1.20 as of December 31, 2016 ($2.80 as of December 31, 2016 on an as-converted basis to reflect the effect of the Merger).

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

For the valuation of our common stock at March 31, 2017 and June 30, 2017, we used $5.00 per share, which is the share price paid by outside investors in our private placement closed on March 15, 2017, at September 30, 2017, we used $6.00 per share and at December 31, 2017, we used $4.75 the closing share price on the OTCQB marketplace respectively on those dates.  There were 1,014,014 and 50,228 stock option awards granted or issued in the years ended December 31, 2017 and 2016, respectively.

JOBS Act Accounting Election

We are an “emerging growth company” within the meaning of the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not emerging growth companies.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s cash and cash equivalents balance as of December 31, 2017 consisted primarily of cash held in an operating account that earns nominal interest income. Therefore, there was minimal or no interest rate risk.

Item 8. Consolidated Financial Statements and Supplementary Data.

Beginning on page 74 are the consolidated financial statements with applicable notes and the related Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aerpio Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aerpio Pharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses and negative cash flows from operations, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of these events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011

Cincinnati, Ohio

March 15, 2018

AERPIO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	Year Ended December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$20,264,109	$1,609,694
Short-term investments	—	50,000
Accounts receivable	—	4,157
Prepaid research and development contracts	313,140	353,434
Other current assets	322,221	209,038
Total current assets	20,899,470	2,226,323
Furniture and equipment, net	107,223	149,595
Deposits	20,960	20,960
Total assets	$21,027,653	$2,396,878
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$3,592,164	$2,470,970
Convertible notes	—	12,386,647
Total current liabilities	3,592,164	14,857,617
Commitments and contingencies Note 13
Redeemable convertible preferred stock (all classes)	—	73,757,890
Stockholders’ equity (deficit):
Common stock, $0.0001 par value per share; 300,000,000 and 17,440,436 shares authorized and 27,070,038 and 1,240,925 shares issued and outstanding at December 31, 2017 and 2016, respectively.	2,707	124
Additional paid-in capital	125,995,438	—
Accumulated deficit	(108,562,656)	(86,218,753)
Total stockholders’ equity (deficit)	17,435,489	(86,218,629)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$21,027,653	$2,396,878

The accompanying notes are an integral part of these consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2017	2016
Operating expenses:
Research and development	$12,147,132	$11,367,590
General and administrative	9,241,411	5,265,995
Total operating expenses	21,388,543	16,633,585
Loss from operations	(21,388,543)	(16,633,585)
Grant income	93,719	131,281
Interest expense, net	(105,782)	(482,204)
Other income, net	—	997
Total other expense	(12,063)	(349,926)
Net and comprehensive loss	$(21,400,606)	$(16,983,511)
Reconciliation of net loss attributable to common stockholders:
Net and comprehensive loss	$(21,400,606)	$(16,983,511)
Extinguishment of preferred stock	—	224,224
Adjustment of redeemable convertible preferred stock to redemption value	(943,297)	(4,152,801)
Net loss attributable to common stockholders	$(22,343,903)	$(20,912,088)
Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(24.52)
Weighted average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	21,673,349	852,665

The accompanying notes are an integral part of these consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Total	Shares	Par Value	Capital	Deficit	Total
Balance at December 31, 2015	14,183,535	$70,487,415	1,157,251	$115	—	$(66,554,870)	$(66,554,755)
Adjustment of redeemable convertible preferred stock to redemption value	—	4,152,801	—	—	(1,273,631)	(2,879,170)	$(4,152,801)
Conversion of preferred stock	(129,213)	(658,102)	61,803	6	658,096	—	$658,102
Extinguishment of preferred stock	(39,306)	(224,224)	—	—	25,426	198,798	$224,224
Conversion of convertible notes			—	—	82,818	—	$82,818
Issuance of common stock upon exercise of stock options	—	—	21,871	3	18,965	—	$18,968
Share-based compensation expense	—	—	—	—	488,326	—	$488,326
Net and comprehensive loss	—	—	—	—	—	(16,983,511)	$(16,983,511)
Balance at December 31, 2016	14,015,016	$73,757,890	1,240,925	124	$-	$(86,218,753)	$(86,218,629)
Adjustment of redeemable convertible preferred stock to redemption value	—	943,297	—	—	—	(943,297)	(943,297)
Conversion of redeemable convertible preferred stock	(14,015,016)	(74,701,187)	14,015,016	1,402	74,699,785	—	74,701,187
Conversion of convertible notes and accrued interest	—	—	2,744,059	274	13,447,660	—	13,447,934
Share exchange in connection with Merger	—	—	1,000,000	100	(100)	—	—
Issuance of common stock, net of issuance costs of $3,084,385	—	—	8,049,555	805	37,162,585	—	37,163,390
Issuance of common stock upon exercise of stock options	—	—	25,729	3	36,098	—	36,101
Forfeiture of restricted stock	—	—	(5,246)	(1)	1	—	—
Share-based compensation expense	—	—	—	—	649,409	—	649,409
Net and comprehensive loss	—	—	—	—	—	(21,400,606)	(21,400,606)
Balance at December 31, 2017	—	$—	27,070,038	$2,707	$125,995,438	$(108,562,656)	$17,435,489

The accompanying notes are an integral part of these consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016
Operating activities:
Net and comprehensive loss	$(21,400,606)	$(16,983,511)
Adjustments to reconcile net and comprehensive loss to net cash used in operating activities:
Depreciation	51,268	69,673
Stock-based compensation	649,409	488,326
Amortization of debt issuance costs	75,561	188,686
Interest expense related to convertible note conversion	204,929	2,823
Changes in operating assets and liabilities:
Accounts receivable	4,157	114,359
Prepaid expenses and current other assets	(72,889)	90,404
Accounts payable and other current liabilities	1,604,636	311,096
Net cash used in operating activities	(18,883,535)	(15,718,144)
Investing activities:
Purchase of furniture and equipment	(8,896)	(113,297)
Proceeds from maturities of short-term investments	50,000	—
Net cash provided by (used in) investing activities	41,104	(113,297)
Financing activities:
Proceeds from exercise of stock options	36,100	18,968
Proceeds from issuances of convertible notes	297,354	12,542,203
Cash paid for debt issuance costs	—	(264,247)
Proceeds from sale of common stock	40,247,777	—
Cash paid in connection with the sale of common stock	(3,084,385)	—
Net cash provided by financing activities	37,496,846	12,296,924
Net increase (decrease) in cash and cash equivalents	18,654,415	(3,534,517)
Cash and cash equivalents at beginning of year	1,609,694	5,144,211
Cash and cash equivalents, twelve months ended	$20,264,109	$1,609,694
Non-cash financing activities
Conversion of redeemable convertible preferred stock into common stock	$74,701,187	$—
Conversion of convertible notes and accrued interest into common stock	13,447,934	—
Adjustment of redeemable convertible preferred stock to redemption value	943,297	4,152,801
Extinguishment of redeemable convertible preferred stock	—	(224,224)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the Merger, the Company acquired the business of Aerpio and has continued the existing business operations of Aerpio as a public reporting company under the name Aerpio Pharmaceuticals, Inc. Immediately after the Merger, on March 15, 2017, Aerpio converted into a Delaware limited liability company (the “Conversion”).

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

The Merger was treated as a recapitalization and reverse acquisition for financial reporting purposes. The Company is the legal acquirer of Aerpio in the transaction.  However, Aerpio is considered the acquiring company for accounting purposes since (i) former Aerpio stockholders own in excess of 50% of the combined enterprise on a fully diluted basis immediately following the Merger and Offering, and (ii) all members of the Company’s executive management and Board of Directors were from Aerpio. In accordance with “reverse merger” or “reverse acquisition” accounting treatment, the consolidated financial statements for the period ended December 31, 2017 include the accounts of the Company and its wholly owned subsidiary, Aerpio Therapeutics, LLC.  The comparative historical financial statements for periods ended prior to the date of the Merger are the historical financial statements of Aerpio. Consequently, the assets and liabilities and the historical operations that are reflected in these consolidated financial statements of the Company are those of Aerpio, which were recorded at their historical cost basis.  Unless otherwise indicated, all share and per share figures reflect the exchange of each 2.3336572 shares of Aerpio capital stock, convertible notes and share based awards, then outstanding, for 1 share of the Company’s common stock at the effective time of the Merger.

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

Going Concern Considerations

The Company incurred losses from operations and had a negative cash flows from operating activities for the years ended December 31, 2017 and 2016 and since inception. The Company’s current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities given ongoing expenditures related to the completion of its ongoing clinical trials and the Company’s lack of revenue generating activities. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds in order to further advance its clinical research programs, commence additional clinical trials, and operate its business, and meet its obligations as they come due. The Company is pursuing financing alternatives, which include permanent equity financing, business development arrangements, licensing arrangements and business combination transactions. However, financing may not be available to the Company in the necessary time frame, in amounts that the Company requires, on terms that are acceptable to the Company, or at all. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. If the Company is unable to raise the necessary funds when needed or reduce spending on currently planned activities, it may not be able to continue the development of its product candidates or the Company could be required to delay, scale back, or eliminate some or all of its development programs and other operations and will materially harm its business, financial position and results of operations.  Based on the company’s current plans, it is anticipated that the existing cash and cash equivalents will allow the Company to conduct planned operations into the fourth quarter of 2018.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the company’s assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. The company’s inability to obtain required funding in the near future could have a material adverse effect on its operations and strategic development plan for future growth. If the company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.   Based on the Company’s current cash reserves of $20.3 million and current financial condition as of the date of the Annual Report on Form 10-K, there is substantial doubt about the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. Securities and Exchange Commission (SEC) regulations and include all of the information and disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP" or "GAAP") for interim financial reporting, and, in the opinion of management include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period presented. All adjustments are of a normal and recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of Aerpio Therapeutics Inc. for the year ended December 31, 2016, included in the Company’s Registration Statement on Form S-1 filed with the SEC. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The Company’s consolidated financial statements are stated in U.S. Dollars.

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and stated in U.S. dollars.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: fair value of the Company’s stock-based awards.

Historically, the Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. Each valuation methodology included estimates and assumptions that required the Company’s judgment. These estimates and assumptions included a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of redeemable convertible preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time, and, at December 31, 2016, a probability analysis of various liquidity events under differing scenarios, including both a potential public trading scenario and potential sale scenario.

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

Short-Term Investments

Time deposits with remaining maturities of greater than three months but less than one year at the time of purchase are classified as short-term investments in the accompanying consolidated balance sheets.

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

Income Taxes

Income taxes are recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) Topic 740, Income Taxes ASC 740, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities and for loss and credit carryforwards using enacted tax rates anticipated to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all of the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2017, and 2016, the Company does not have any significant uncertain tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.

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

For the year ended December 31, 2016, all share and per share amounts have been retrospectively adjusted to reflect the exchange of each 2.3336572 shares of Aerpio capital stock and share based awards then outstanding, for 1 share of the Company’s common stock at the effective time of the Merger.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation – Stock Compensation ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. All the Company’s stock-based awards are subject only to service-based vesting conditions. The Company estimates the fair value of its stock-based awards using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. The fair value of restricted stock awards is determined based on the Company’s estimated common stock value.

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

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurements and Disclosures ASC 820, establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available.

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

To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers within the fair value hierarchy in the years ended December 31, 2017 or 2016. The assets of the Company measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets:
Cash and cash equivalents	$20,264,109	$—	$—	$20,264,109
Total assets	$20,264,109	$—	$—	$20,264,109
December 31, 2016
Assets:
Cash and cash equivalents	$1,609,694	$—	$—	$1,609,694
Short-term investments	—	50,000	—	50,000
Total assets	$1,609,694	$50,000	$—	$1,659,694

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents and short-term investments are the only financial instruments that potentially subject the Company to concentrations of credit risk. At December 31, 2017 and 2016, all the Company’s cash and cash equivalents were deposited in accounts at two principal financial institutions. The Company maintains its cash and cash equivalents and short-term investments with a high-quality, accredited financial institution and, accordingly, such funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU is intended to simplify accounting for share-based payments and requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows rather than being recorded within equity and reflected within financing cash flows. The ASU also provides an option for companies to recognize forfeitures as they occur rather than estimating the number of awards expected to be forfeited. The Company adopted this ASU on January 1, 2017 and has applied the new guidance related to excess tax benefits on a prospective basis. The Company also elected to account for forfeitures of share-based payments as they occur.  The effect of adoption was not material to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” This ASU will require lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability. For statement of operations purposes, the FASB retained a dual model, requiring leases to be classified as finance leases or operating leases. This ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the effect that adoption of the new standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” This ASU addresses eight specific cash flow issues and applies to all entities that are required to present a statement of cash flows under FASB ASC Topic 230, Statement of Cash Flows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet adopted this ASU and is currently evaluating the effect that adoption of this new standard will have on its consolidated financial statements.

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

Below is a summary of the activities included in the consolidated statements of operations and comprehensive loss:

		Year Ended December 31,
Activity	Consolidated Financial Statement Caption	2017	2016
Akebia related employee costs	Research and development operating expenses	$—	$31,246
Facility-related reimbursement	Other income, net	—	1,994

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	December 31, 2017	December 31, 2016
Accounts payable	$1,276,537	$1,135,608
Professional fees	277,217	200,468
Accrued bonus	833,650	—
Accrued interest	—	483,442
Accrued vacation	69,549	52,835
Accrued project costs	1,069,852	541,158
Other	65,359	57,459
Total accounts payable and accrued expenses	$3,592,164	$2,470,970

5. Furniture and Equipment

Furniture and equipment and accumulated depreciation balances are as follows:

	December 31, 2017	December 31, 2016
Furniture	$156,928	$156,928
Computers	109,204	111,446
Equipment	141,067	141,067
Leasehold improvements	35,869	35,869
Total furniture and equipment	443,068	445,310
Accumulated depreciation	(335,845)	(295,715)
Furniture and equipment, net	$107,223	$149,595

6. Notes Payable to Investors

In March 2016, Aerpio entered into a senior secured convertible note financing (the “Convertible Notes” or the “Convertible Note Financing”) totaling approximately $9,000,000, with certain preferred investors of Aerpio. All preferred investors were invited to participate in the Convertible Notes Financing. At December 31, 2017 and 2016, the unamortized debt issuance costs related to Convertible Note financings was $0 and $75,561, respectively. In connection with the Convertible Note Financing, Aerpio’s Articles of Incorporation were amended such that any Aerpio preferred stockholder that did not participate in the Convertible Note Financing would have their respective shares of Aerpio preferred stock automatically converted into Aerpio common stock using a 3-to-1 conversion ratio and such preferred stockholders would lose the right to representation on the Aerpio Board of Directors and other preferred rights.

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

In October 2016 and February 2017, Aerpio executed an additional senior secured Convertible Note financing (the “Additional Convertible Notes” or the “Additional Convertible Note Financing”) totaling approximately $3,500,000 and $300,000 respectively, with certain preferred investors of Aerpio. The terms of the Additional Convertible Notes are identical to the Convertible Notes and are treated as extensions of the original Convertible Note Financing. The Company incurred $125,935 of costs associated with these transactions, which were amortized to the maturity date of March 31, 2017.  In connection with the Additional Convertible Note Financings, the Convertible Notes were amended and their respective maturity dates were extended from October 31, 2016 to March 31, 2017. The amendments are accounted for as a modification for accounting purposes.

In connection with the Merger (Note 1) the Convertible Notes and accrued interest were converted into the Company’s common stock.

7. Common Stock

As of December 31, 2017 and 2016, the Company had 300,000,000 and 17,440,436 shares, respectively, of authorized common stock with par value of $0.0001 per share. On March 15, 2017, in connection with the Merger, (Note 1) all the outstanding redeemable convertible preferred stock, was converted into 14,015,016 shares of the Company’s common stock and the Convertible Notes, both principal and accrued interest, were converted into 2,744,059 shares of the Company’s common stock.

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

Lock-up Agreements and Other Restrictions

In connection with the Merger, each of the Company’s executive officers, directors, stockholders holding substantially all of the shares of common stock issued in exchange for shares held in Aerpio immediately prior to the Merger, certain other stockholders, and certain key employees, (the “Restricted Holders”), holding at the closing date of the Merger (the “Closing Date”) an aggregate of approximately 18.9 million shares of common stock, entered into lock-up agreements,(the “Lock-Up Agreements”), whereby they are restricted for a period of nine months after the Merger, or the Restricted Period, from certain sales or dispositions (including pledge) of all (or 80% in the case of the holders of 915,000 shares) of the Company’s common stock held by (or issuable to) them, (such restrictions together referred to as the “Lock-Up”). As of December 31, 2017, the Lock-Up Agreements have expired.

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

Anti-dilution protection

Investors in the Offering have anti-dilution protection with respect to the shares of the Company’s common stock sold in the Offering such that if within six (6) months after the initial closing of the Offering the Company issues additional shares of common stock or common stock equivalents (subject to certain exceptions), for consideration per share less than the Offering Price, or the Lower Price, each such investor will be entitled to receive from the Company additional shares of common stock in an amount such that, when added to the number of shares of common stock initially purchased by such investor and still held of record and beneficially owned by such investor at the time of the dilutive issuance, or the Held Shares, will equal the number of shares of common stock that such investor’s Offering subscription amount for the Held Shares would have purchased at the Lower Price. Either (i) holders of a majority of the then-held Held Shares or (ii) a representative of the holders of the then-held Held Shares, which representative shall be appointed by three (3) investors who then hold the largest number of Held Shares, may waive the anti-dilution rights of all Offering investors with respect to a particular issuance by the Company. These anti-dilution rights were determined not to be a freestanding financial instrument and did not meet the definition of a derivative.  At December 31, 2017, the anti-dilution rights were expired and the Company did not issue any additional shares of common stock or common stock equivalents during the year ended December 31, 2017.

Warrants to Purchase Common Stock

At December 31, 2017, the Company had warrants outstanding for the purchase of 317,562 shares of the Company’s common stock at an exercise price of $5.00 per share.  The warrants have a three-year term and expire on March 15, 2020.  The Warrants were issued in connection with the Offering.  At the expiration date of the warrants, if the fair value of the Company’s common stock exceeds the exercise price, the warrant will be automatically exercised and the exercise price will be fulfilled through the net share settlement provisions.  The number of shares and the exercise price shall be adjusted for standard ant-dilution events such as common stock splits, combinations, reorganizations, or issue shares as part of a common stock dividend.   Upon a change of control, the warrant holder will have the right to receive securities, cash or other properties it would have been entitled to receive had the warrant been exercised. The Warrants are equity classified instruments and do not contain contingent exercise provisions, or other features, that would preclude the Company from concluding that the Warrants are indexed solely to the Company’s common stock.

8. Preferred Stock

At December 31, 2017, the Company had 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital.  No preferred stock was issued and outstanding at December 31, 2017.  In connection with the Merger (Note 1), all the Aerpio redeemable convertible preferred stock issued and outstanding prior to the Merger was converted into shares of the Company’s common stock.

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

Dividends

Dividends are payable, if permitted by law, in accordance with redeemable convertible preferred stock terms or when and if declared by Aerpio Board of Directors.

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

9. Stock-Based Compensation

On November 17, 2011, the Company established the Aerpio Therapeutics, Inc. 2011 Equity Incentive Plan (the Plan). The Plan allows for the grant of either incentive stock options or non-qualified stock options to purchase Common Stock, stock bonuses, or restricted stock awards for management and certain persons performing services for the Company. As of December 31, 2016, a total of 5,860,874 shares of Common Stock were authorized for issuance in accordance with the provisions of the Plan.

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

Stock Options

The options granted generally vest over 48 months. For employees with less than one year’s service, options vest in installments of 25% at the one-year anniversary and thereafter in 36 equal monthly installments beginning in the 13th month after the initial Vesting Commencement Date (as defined), subject to the employee’s continuous service with the Company. Options granted to other employees vest in 48 equal monthly installments after the initial Vesting Commencement Date, subject to the employee’s continuous service with the Company. The options generally expire ten years after the date of grant. The fair value of the options at the date of grant is recognized as an expense over the requisite service period. Five option awards were granted for 1,014,018 shares in the twelve months ended December 31, 2017 and one option award was granted for 50,228 shares in the twelve months ended December 31, 2016. In 2017, two option awards for 733,570 shares were inducement grants related to hiring the CEO and CFO and three option awards for 280,448 shares were issued under the 2017 Equity Plan.  Three option awards for 280,448 shares were granted under the 2017 Plan as of December 31, 2017.  At December 31, 2017, 3,391,960 shares are reserved for issuance under the 2017 Plan.

The following table summarizes the stock option activity during the year ended December 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	907,485	$1.66		$135,711
Granted	50,228	$1.80
Exercised	(21,870)	0.87
Expired/cancelled	(8,251)	1.24
Outstanding, December 31, 2016	927,592	$1.70	7.48	$1,030,217
Expected to vest, December 31, 2016	312,547	$1.82	8.60	$308,767
Options exercisable, December 31, 2016	615,045	$1.63	6.92	$721,451
Outstanding, January 1, 2017	927,592	$1.70	7.48	$1,030,217
Granted	1,014,018	$5.50
Exercised	(25,729)	1.40
Expired/cancelled	(2,901)	2.11
Outstanding, December 31, 2017	1,912,980	$3.72	8.24	$2,738,704
Expected to vest, December 31, 2017	1,161,495	$5.02	9.65	$441,553
Options exercisable, December 31, 2017	751,485	$1.69	6.07	$2,297,151

Aggregate intrinsic value represents the estimated fair value of the Company’s common stock at the end of the period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.  The aggregate intrinsic value of the options at December 31, 2016 was $1,030,217.

The weighted average grant date fair value of stock options granted during the year ended 2017 was $3.39.  Stock options exercised during 2017 and 2016 had an intrinsic value of $92,544 and $20,335, respectively.

Compensation expense for stock options was $327,649 and $180,399 for the year ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there was $3,517,806 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 3.31 years.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. There were 1,014,018 and 50,228 options granted in the years ended December 31 ,2017 and 2016, respectively.  Option pricing models require the input of various subjective assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock.  As there has been significant public market activity of the Company’s Common Stock, the Company has determined the volatility assumption for options granted based on data from a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using the average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on the rate applicable to U.S. Treasury zero-coupon issues, with remaining maturities commensurate with the expected term of the options granted in effect on the date of grant. The Company has not paid, and does not anticipate paying, cash dividends on shares of Common Stock; therefore, the expected dividend yield is assumed to be zero in the option valuation model.  Accordingly, the weighted-average fair value of the options granted during the years ended December 31, 2017 and 2016 was $3.39 and $1.22 respectively.  The calculation was based on the following assumptions.

	Year Ended December 31,
	2017	2016
Expected term (years)	5.94	6.00
Risk-free interest rate	2.19%	1.39%
Expected volatility	67.57%	61.00%
Expected dividend yield	—	—

Restricted Stock

Shares of restricted stock generally have similar vesting terms as stock options. A summary of the Company’s restricted stock activity and related information during the twelve year ended December 31, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2016	444,199	$1.69
Granted	—	—
Vested	(203,103)	1.54
Forfeited	—	—
Nonvested, December 31, 2016	241,096	$1.91

Nonvested, January 1, 2017	241,096	$1.91
Granted	—	—
Vested	(144,274)	1.91
Forfeited	(5,246)	2.20
Nonvested, December 31, 2017	91,576	$2.12

The Company recognized compensation expense for restricted stock of $321,760 and 307,927 for the years ended December 31, 2017 and 2016 respectively. As of December 31, 2017, there was $169,933 of unrecognized compensation cost related to these restricted stock grants, which is expected to be recognized over a weighted average period of .69 years.

Compensation Expense Summary

The Company has recognized the following compensation cost related to employee and non-employee stock-based compensation activity:

	Year Ended December 31,
	2017	2016
Research and development	$393,347	$317,644
General and administrative	256,062	170,682
Total	$649,409	$488,326

10. Income Taxes

The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% in 2018, eliminating certain deductions, imposing a mandatory one-time transition tax, or deemed repatriation tax, on accumulated earnings of foreign subsidiaries as of 2017 that were previously tax deferred, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. While the effective date of the new corporate tax rates for the Company is January 1, 2018, the Company is required to calculate the effects of changes in tax rates and laws on deferred tax balances in 2017, the period in which the legislation was enacted.  The impact of the 2017 Tax Act on the 2017 income tax provision was primarily related to the newly enacted lower statutory federal corporate tax rate. The Company is not impacted by the one-time transition tax.

The Company has not completed its determination of the accounting implications of the 2017 Tax Act on its tax accruals. However, the Company has reasonably evaluated an income tax expense as a provisional estimate of the 2017 Tax Act, fully offset by a corresponding valuation allowance. The significant component of this expense primarily relates to the remeasurement of net deferred tax assets at the lower enacted statutory federal corporate tax rate.  As the Company completes its analysis of the 2017 Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts. Those adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made.

The Company did not record a current or deferred income tax expense or benefit for the years ended December 31, 2017 and 2016, due to the Company’s net losses and increases in its deferred tax asset valuation allowance. The components of loss before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes are as follows:

	Year Ended December 31,
	2017	2016
Federal tax at statutory rate	(34.00%)	(34.00%)
State and local tax at statutory rates, net of federal income tax	(0.83)	(0.83)
Research and development credits	(1.72)	(3.77)
Other	1.42	1.32
Change in valuation allowance	(17.64)	37.28
Remeasurement of U.S. net deferred tax assets from 35% to 21%	52.77	0.00
Effective tax rate	0.00%	0.00%

The Company’s income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income and for tax carryforwards, recorded at the enacted federal statutory income tax rate.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$18,819,077	$23,146,178
Accrued expenses	204,599	18,400
Stock-based compensation	96,578	96,570
Research and development credits	3,038,863	2,670,688
Other	13,953	20,784
Total deferred tax assets	$22,173,070	$25,952,620
Deferred tax liabilities:
Fixed assets	3,606	8,434
Total deferred tax liabilities	3,606	8,434
Net deferred tax assets before valuation allowance	22,169,464	25,944,186
Less valuation allowance	(22,169,464)	(25,944,186)
Net deferred tax asset	$—	$—

When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operation is recognized as a reduction of income tax expense. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. The Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets, and accordingly, a full valuation allowance has been provided on its net deferred tax assets. The valuation allowance decreased $3,774,722 in 2017 primarily as a result of the changes in the 2017 Tax Act offset by an increase with allowance on the NOL carryforward and increased $6,334,258 in 2016 as a result of an increase in the net operating loss (NOL) due to research and development credits carryforwards. The Company continues to monitor the need for a valuation allowance based on the profitability of its future operations.

At December 31, 2017, the Company has approximately $86,346,064 of federal NOL carryforwards that have a 20-year carryforward period expiring at various dates through 2038. Additionally, the Company also has approximately $69,509,257 of state NOL carryforwards that expire from 2018 through 2038. Finally, at December 31, 2017, the Company had approximately $3,038,863 of federal research and development credit carryforwards that expire at various dates through 2038.

Under the provisions of the Internal Revenue Code, NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may be subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders by more than 50% over a three-year period, as defined in Sections 382 and 383 of the Internal Revenue Code and similar state provisions. The amount of the annual limitation is determined based on the value of the Company immediately before the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the date of the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. As a result, the Company is unable to estimate the effect of these limitations, if any, on the Company’s ability to utilize NOL and tax credit carryforwards in the future.

The Company has not yet conducted a study to document whether its research activities may qualify for the research and development tax credit. Such a study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credit and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

As of December 31, 2017 and 2016, the Company had no accrued uncertain tax positions or associated interest or penalties and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. All years remain open and are subject to examination by federal and state taxing authorities.

11. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Year Ended December 31,
	2017	2016
Net and comprehensive loss	$(21,400,606)	$(16,983,511)
Extinguishment of preferred stock	—	224,224
Adjustment of redeemable convertible preferred stock to redemption value	(943,297)	(4,152,801)
Net loss attributable to common stockholders	$(22,343,903)	$(20,912,088)
Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(24.52)
Weighted average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	21,673,349	852,665

The following weighted average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an anti-dilutive effect:

	December 31,
	2017	2016
Convertible preferred stock (if converted)	—	14,015,016
Notes and accrued interest (if converted)	—	2,641,602
Options to purchase common stock	1,912,980	927,592
Warrants to purchase common stock	317,562	—

12. Quarterly Results (unaudited)

The following is a summary of our unaudited quarterly results for the years ended December 31, 2017 and 2016.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017	Total 2017
	(unaudited)
Total operating expenses	$4,759,585	$5,583,862	$4,756,238	$6,288,858	$21,388,543
Loss from operations	(4,759,585)	(5,583,862)	(4,756,238)	(6,288,858)	(21,388,543)
Total other (expense) income, net	(236,118)	63,555	106,671	53,829	$(12,063)
Net loss and comprehensive loss	$(4,995,703)	$(5,520,307)	$(4,649,567)	$(6,235,029)	$(21,400,606)
Reconciliation to net loss attributable to common stockholders:
Net loss and comprehensive loss	$(4,995,703)	$(5,520,307)	$(4,649,567)	$(6,235,029)	$(21,400,606)

Adjustment of redeemable convertible preferred stock to redemption value	(943,297)	—	—	—	$(943,297)
Net loss attributable to common stockholders	(5,939,000)	(5,520,307)	(4,649,567)	(6,235,029)	(22,343,903)
Weighted average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	5,605,151	26,895,164	26,926,673	26,965,293	21,673,349
Net loss per share attributable to common stockholders, basic and diluted	$(1.06)	$(0.21)	$(0.17)	$(0.23)	$(1.03)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016	Total 2016
	(unaudited)
Total operating expenses	$4,205,443	$4,377,433	$4,745,315	$3,305,394	$16,633,585
Loss from operations	(4,205,443)	(4,377,433)	(4,745,315)	(3,305,394)	(16,633,585)
Total other income (expense), net	10,745	(7,829)	(140,286)	(212,556)	(349,926)
Net loss and comprehensive loss	$(4,194,698)	$(4,385,262)	$(4,885,601)	$(3,517,950)	$(16,983,511)
Reconciliation to net loss attributable to common stockholders:
Net loss and comprehensive loss	$(4,194,698)	$(4,385,262)	$(4,885,601)	$(3,517,950)	$(16,983,511)
Extinguishment of preferred stock	—	224,224	—	—	224,224
Adjustment of redeemable convertible preferred stock to redemption value	(1,015,371)	(1,028,121)	(1,054,657)	(1,054,652)	(4,152,801)
Net loss attributable to common stockholders	$(5,210,069)	$(5,189,159)	$(5,940,258)	$(4,572,602)	$(20,912,088)
Weighted average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	737,016	823,097	888,094	961,482	852,665
Net loss per share attributable to common stockholders, basic and diluted	$(7.07)	$(6.30)	$(6.69)	$(4.76)	$(24.52)

The sum of the quarterly net loss per share attributable to common stockholders may not equal the annual amounts reported because per share amounts are computed independently for each quarter and for full year based on respective weighted-average common shares outstanding and other dilutive potential common stockholders.

13. Commitments and Contingencies

The Company is a party to a lease covering 7,580 square feet of space in Cincinnati, Ohio that expires in June 2018. In November 2017, the Company renewed a lease covering 687 square feet of space in Dexter, MI that expires October 2019.  Total rent expense for all operating leases was $208,478 and $214,595 for the years ended December 31, 2017 and 2016, respectively. The Cincinnati, Ohio space lease agreement contains free rent, escalating rent payments and reimbursement for tenant improvements that amounted to $46,390 in the year ended December 31, 2016. No such lease incentives were recognized in 2017. Rent expense for the Cincinnati, Ohio space is recorded on the straight-line basis over the initial term with the differences between rent expense and rent payments recorded as deferred rent. As of December 31, 2017, the Company had total deferred rent of $42,660 for the Cincinnati, Ohio space, which is included in accrued expenses in the accompanying consolidated balance sheet.  As of December 31, 2017, non-cancelable future minimum lease payments under the existing operating leases were $76,650.  As of December 31, 2017, future payments related to operating leases activities are as follows:

	2018	2019 and Thereafter	Total
Operating leases	$65,890	$10,760	$76,650

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

14.  Employee Retirement Plan

The Company created Aerpio’s 401(k) plan in 2015. Before then, the Company’s employees participated in Akebia’s 401(k) plan (Akebia Plan) collectively, the Plans. In accordance with both Plans, all employees who have attained the age of 21 are eligible to participate in the Plan as of the first Entry Date, as defined, following the employment date. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary, and no contributions were made during 2017 or 2016.

15. Employee Bonus Plan

The Company maintains a bonus plan for certain employees of the Company based on the achievement of certain milestones. The amount of bonus accrued at December 31, 2017 was $833,650. No bonus was accrued or paid at December 31, 2016.

16.  Employee Stock Purchase Plan

In March 2017, the Board of Directors adopted and the stockholders approved, the Employee Stock Purchase Plan (the “ESPP”), that became effective in April 2017.  The ESPP provides for the issuance of up to 300,000 shares of the Company’s common stock for the purchases made under the ESPP.  No shares were purchased under the ESPP during 2017. The ESPP also provides that the number of shares reserved for issuance thereunder will be increased annually on the first day of each year beginning in 2018 by one percent (1%) of the shares of the Company’s common stock outstanding on the last day of the immediately preceding year or such smaller increase as determined by the Company’s Board of Directors.  The Board of Directors has not yet determined the timing for the offering periods under the ESPP.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, an evaluation is performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based on that evaluation, the CEO and CFO conclude whether the Company’s disclosure controls and procedures are effective as of December 31, 2017, at the reasonable assurance level.

In connection with this Annual Report on Form 10-K for the year ended December 31, 2017, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2017, at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for us. Internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness, as of December 31, 2017, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Controls over Financial Reporting

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2016, certain matters involving internal control over financial reporting rose to the level of a material weakness.  The material weakness related to deficiencies within the Company’s disclosure controls and procedures, including review and approval procedures with respect to financial information generated to prepare the financial statements in accordance with SEC financial reporting requirements. This material weakness included a general lack of segregation of duties as a result of the Company’s size and overall lack of resources in the accounting department.

This material weakness in our disclosure controls and procedures continued to exist as of the first three quarters of 2017.  In the fourth quarter of 2017, this material weakness was remediated as a result of the following actions taken during the year:

•	A new full-time CFO was hired in 2017;
•	We engaged with a third-party consultant with internal control expertise to help with our management internal control assessment;

/s/ Stephen Hoffman, M.D., Ph.D.

Stephen Hoffman

Chief Executive Officer

 /s/ Michael Rogers

Michael Rogers

Chief Financial Officer

March 15, 2018

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The other information required by this item is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders (the “Definitive Proxy Statement”).

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website, which is located at www.aerpio.com. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website, or in a current report on Form 8-K as may be required by law.

Item 11. Executive Compensation.

The information required by this Item 11 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statements.

(a) (1) Financial Statements.

The consolidated financial statements required by this item are submitted in a separate section beginning on page 74 of this report.

(a)(2) Exhibits.

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

3.2

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057)

3.3

Amended and Restated By-laws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057)

4.1

Specimen Stock Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-217320) filed April 14, 2017)

4.2	Form of Warrant Agreements (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission March 17, 2017, File No. 000-53057)

10.1#

2011 Equity Incentive Plan and forms of award agreements thereunder, assumed in the Merger (incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057)

10.1.2#

Amended and Restated 2017 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K filed with the Securities and Exchange Commission on December 18, 2017, File No. 000-53057)

10.2#

2017 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated herein by reference to Exhibit 10.2 to the Company’s 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057)

10.3#	2017 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057)

10.4#	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057)

10.5

Registration Rights Agreement, dated March 15, 2017, by and among the Company and the persons listed on Exhibit A attached thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057)

10.6

Subscription Agreement, dated March 15, 2017, by and between the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.6 to the Company’s 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057)

10.7

Office Lease at 10300 Alliance Road, Cincinnati, OH dated as of September 29, 2009, by and between Akebia Therapeutics, Inc. and Duke Realty Ohio, as amended by the First Lease Amendment dated as of April 23, 2010 by and between Akebia Therapeutics, Inc. and Duke Realty Ohio, as amended by the Second Lease Amendment and Assignment and Assumption of Lease dated as of April 25, 2012 by and between DP Landings Building II, LLC, Akebia Therapeutics, Inc., and Aerpio, as amended by the Third Amendment to Office Lease dated as of February 27, 2015 by and between RT Landings Building II, LLC and Aerpio (incorporated herein by reference to Exhibit 10.7 to the Company’s 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057)

10.8#

Employment Agreement, dated as of March 15, 2017, between the Company and Joseph H. Gardner (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 14, 2017, File No. 333-217320)

10.9#

Employment Agreement, dated as of March 15, 2017, between the Company and Kevin G. Peters (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 14, 2017, File No. 333-217320)

10.10#

Employment Agreement, dated as of March 15, 2017, between the Company and Stephen Pakola (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 14, 2017, File No. 333-217320)

10.11

Employment Agreement, entered into on October 8, 2017, by and between the Company and Stephen Hoffman (incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K filed with the Securities and Exchange Commission on October 10, 2017, File No. 000-53057)

10.12

First Amendment to Employment Agreement, dated October 8, 2017, by and between the Company and Joseph Gardner (incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K filed with the Securities and Exchange Commission on October 10, 2017, File No. 000-53057)

10.13

Employment Agreement, effective as of November 15, 2017, by and between the Company and Michael Rogers (incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K filed with the Securities and Exchange Commission on November 14, 2017, File No. 000-53057)

10.14

Registration Rights Agreement by and among the Company and certain former stockholders of Aerpio (incorporated herein by reference to Exhibit 10.9 to the Company’s 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057).

10.15*	Senior Cash Incentive Bonus Plan of the Company

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Company’s 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057).

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16. Form of 10-K Summary

We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERPIO PHARMACEUTICALS, INC.

Date: March 15, 2018	By:	/s/ Stephen Hoffman, M.D., Ph.D.
Stephen Hoffman, M.D., Ph.D.
Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen Hoffman, M.D., Ph.D.	Director, Chief Executive Officer and	March 15, 2018
Stephen Hoffman, M.D., Ph.D.	Principal Executive Officer

/s/ Michael Rogers	Chief Financial Officer and Principal	March 15, 2018
Michael Rogers	Financial and Accounting Officer

/s/ Joseph Gardner, Ph.D	Director, President and Founder	March 15, 2018
Joseph Gardner

/s/ Muneer A. Satter	Director	March 15, 2018
Muneer A. Satter

/s/ Chau Khuong	Director	March 15, 2018
Chau Khuong

/s/ Steven Prelack	Director	March 15, 2018
Steven Prelack

/s/ Paul Weiss, Ph.D	Director	March 15, 2018
Paul Weiss

/s/ Caley Castelein, M.D.	Director	March 15, 2018
Caley Castelein

/s/ Anupam Dalal, M.D.	Director	March 15, 2018
Anupam Dalal

/s/ Pravin Dugel, M.D.	Director	March 15, 2018
Pravin Dugel