Form 10-K/A
period 2017-12-31
Aerpio Pharmaceuticals, Inc.
filed 2018-04-06
CIK 1422142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference

None

Explanatory Note

Aerpio Pharmaceuticals, Inc. (the “Company”, “we”, “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2018 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13, and 14 of Form 10-K, a signature page and certifications required to be filed as exhibits.

The reference on the cover of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Original Filing, is hereby amended and restated in its entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our executive officers and directors as of March 15, 2018:

Name	Age	Position(s)
Executive Officers
Stephen Hoffman	63	Chief Executive Officer and Director
Joseph Gardner	62	President, Founder and Director
Michael Rogers	58	Chief Financial Officer
Steve Pakola	49	Chief Medical Officer
Kevin G. Peters	61	Chief Scientific Officer

Non-Employee Directors
Muneer Satter(3)	57	Director, Chairman
Paul M. Weiss(2)	59	Director
Caley Castelein(1)	47	Director
Anupam Dalal(2)	46	Director
Steven Prelack(1)	60	Director
Chau Khuong(3)	41	Director
Pravin Dugel(1)	54	Director

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Stephen Hoffman, M.D., Ph.D. has served as Aerpio’s Chief Executive Officer since December 2017. From February 2014 until joining Aerpio, Dr. Hoffman was a Senior Advisor at PDL BioPharma, an investment firm that manages a portfolio of investments in companies, products, royalty agreements and debt facilities in the biotech, pharmaceutical and medical device industries. Prior to that he served as a Managing Director at Skyline Ventures, a venture capital firm, from 2007 to 2014 and was general partner at TVM Capital from 2003 to 2007. Prior to TVM, he served as President, Chief Executive Officer and a Director of Allos Therapeutics from 1994 to 2002, where he remained as Chairman until its acquisition by Spectrum Pharmaceuticals, Inc. in 2012. Dr. Hoffman currently serves on the board of directors of Dicerna Pharmaceuticals, Inc., AcelRx Pharmaceuticals, Inc., Bicycle Therapeutics Ltd., and Palleon Pharmaceuticals, Inc. Dr. Hoffman completed a fellowship in clinical oncology and a residency and fellowship in dermatology from 1990 to 1994, both at the University of Colorado, and holds a Ph.D. in chemistry from Northwestern University and an M.D. from the University of Colorado School of Medicine. He is also board-certified in Dermatology. We believe that Dr. Hoffman is qualified to serve as our Chief Executive Officer and on our board of directors based on his industry experience and service on multiple boards.

Joseph Gardner, Ph.D. has served as Aerpio’s President and Founder since December 2011 and served as its Chief Executive Officer from December 2011 until December 2017. Dr. Gardner co-founded Akebia Therapeutics in 2007 and has been an Advisor for Akebia since 2013. He served as the Chief Executive Officer, President and as a member of the board of directors of Akebia until September 2013. Prior to that, Dr. Gardner worked in pharmaceutical discovery and development at Procter & Gamble Pharmaceuticals for 23 years, including two years in P&G’s health care mergers and acquisition group and 10 years managing discovery licensing. He served as a Director of Chemistry and Intellectual Property Management of the Pharmaceutical Division of Procter & Gamble, and as a Director of Juvenile Diabetes Research Foundation International Inc. Dr. Gardner received his B.S. with honors in Biological Chemistry from Tulane University in 1977, earned his M.S. in Chemistry in 1980 from Utah State University and Ph.D. in 1983 in Medicinal Chemistry from University of Wisconsin. We believe that based on Dr. Gardner’s knowledge of our company, industry and business and his service as our former Chief Executive Officer and President, Dr. Gardner is qualified to serve on our board of directors.

Michael Rogers has served as Aerpio’s Chief Financial Officer since November 2017. From 2016 to 2017, Mr. Rogers served as a consultant to healthcare companies. Prior to that, Mr. Rogers was the chief financial officer at Acorda Therapeutics, a biopharmaceutical company, from 2013 to 2016. Prior to Acorda Therapeutics, he was the Executive Vice President and chief financial officer of BG Medicine from 2009 to 2012. From 1999 to 2009, Mr. Rogers was the chief financial officer of Indevus Pharmaceuticals until the company’s sale to Endo Pharmaceuticals. He also served as chief financial officer at Advanced Health Corporation and Autoimmune. Prior to his roles as chief financial officer, Mr. Rogers was an investment banker at Lehman Brothers and PaineWebber, where he focused on life sciences companies. Mr. Rogers received his B.A. from Union College, and an M.B.A. from the Darden School of Business at the University of Virginia. He currently serves as Chairman of the Board of Directors of Keryx Biopharmaceuticals and as a member of the Board of Directors for pSivida Corp.

Steve Pakola, M.D. has served as Aerpio’s Chief Medical Officer since October 2015. Since May 2012, Dr. Pakola has served as the Chief Medical Officer of Amakem NV and the Chief Medical Officer, Senior Vice President of Clinical Development and as Director at ThromboGenics NV from 2000 to 2012. Previously, Dr. Pakola served as an Associate Director of Cardiovascular Clinical Research at Boehringer-Ingelheim Pharmaceuticals, where he served as Global Medical Lead on the Lipid-Lowering Development Programme, as well as USA Medical Lead for the Direct Thrombin Inhibitor Development Programme. From 1996 to 1998, Dr. Pakola served in senior-level clinical development positions at Quintiles Cardiovascular Therapeutics and Organon. Dr. Pakola received his B.A and his MD from the University of Pennsylvania.

Kevin G. Peters, M.D. has served as Aerpio’s Chief Scientific Officer since November 2011. Dr. Peters guided the development of AKB-9778 while at Akebia Therapeutics, and continues to be in charge of scientific discovery and development for Aerpio. From 2006 to 2010 he served as Medical Director of Cardiovascular and Metabolic Disease in Global and Discovery Medicine at Bristol Myers Squibb and from 1998 to 2006 he served as head of Therapeutic Angiogenesis research at P&G Pharmaceuticals. He served as a Member of the Scientific Advisory Board of Akebia. Dr. Peters served as an Associate Professor of Medicine and Pharmacology in the Division of Cardiology at Duke University Medical Center. Dr. Peters received his M.D. from the University of Iowa and B.A. from Augustana College.

Board Composition

Non-Employee Directors

Muneer A. Satter has served as a member of Aerpio’s board of directors since October 2013. Mr. Satter has been Founder and Managing Partner of Satter Medical Technology Partners, L.P. since 2016, Chairman of Satter Investment Management LLC since 2012, and he also manages the Satter Foundation. Prior to Satter Investment Management, Mr. Satter was a partner at Goldman Sachs where he spent 24 years in various roles, most recently as the Global Head of the Mezzanine Group in the Merchant Banking Division, where he raised and managed over $30 billion of assets. Mr. Satter is chairman of the board of directors of Akebia Therapeutics and Restorsea Holdings, LLC and a director of Vital Therapies, Inc., Linq3 Technologies LLC and Annexon Biosciences. He also serves as vice chairman of Goldman Sachs Foundation and GS Gives, is a director of World Business Chicago, is on the Board of Advisors of the American Enterprise Institute, is on the Board of Directors of the Navy SEAL Foundation, and is on the Board of Trustees of Northwestern University where he is Chairman of the Finance Committee. Mr. Satter received a B.A. in Economics from Northwestern University, a J.D. from Harvard Law School and an M.B.A. from Harvard Business School. We believe that Mr. Satter is qualified to serve on our board of directors due to his extensive investment experience.

Paul M. Weiss Ph.D. has served on Aerpio’s board of directors since November 2011. Since 2006, Dr. Weiss has been Managing Director of Venture Investors. From 2001 to 2006 Dr. Weiss served as the President at Gala Design, which was sold to Cardinal Health (now part of Catalent). From 1997 to 2000, Dr. Weiss served as the VP of Business Development/VP of Technology and Product Licensing at 3-Dimensional Pharmaceuticals (IPO and

subsequent sale to Johnson & Johnson). Prior to that, Dr. Weiss worked as Director of Licensing for the pharmaceutical company Wyeth-Ayerst (now part of Pfizer). Currently, he also serves as a director at FluGen and Madison Vaccines. He served as a director of Akebia Therapeutics (Nasdaq: AKBA), Tissue Regeneration Systems, and Neurovance (sold to Otsuka). Dr. Weiss holds a Ph.D. in Biochemistry and an M.B.A. from the University of Wisconsin-Madison and a B.Sc. in Biochemistry from Carleton University Institute of Biochemistry. We believe Dr. Weiss is qualified to serve on our board based on his industry experience and service on multiple boards.

Caley Castelein, M.D. has served on Aerpio’s board of directors since March 2017. Dr. Castelein is the Founder and has been a Managing Director for Kearny Venture Partners since 2006. Dr. Castelein is also the Founder and has been the Managing Director for KVP Capital since 2013. He is a director for ViewRay, Alivecor, Boreal and Newbridge Pharmaceuticals. Dr. Castelein received his M.D. from University of California, San Francisco and his A.B. in Biology from Harvard University. We believe that Dr. Castelein is qualified to serve as a director based on his industry experience and service on multiple company boards.

Anupam Dalal, M.D. has served on Aerpio’s board of directors since November 2011. Since August 1, 2016, Dr. Dalal has been working at Acuta Capital. From 2006 to 2016, Dr. Dalal was the Managing Director of Kearny Venture Partners. He was a Founder and Managing Member of KVP Capital. He served as a director of Akebia Therapeutics from 2008 to 2016. Dr. Dalal received an M.D. degree from the University of California in San Francisco with honors; an M.B.A., with distinction, from Harvard Business School; and a B.A. degree in Economics, Phi Beta Kappa and highest honors, from the University of California at Berkeley. We believe that Dr. Dalal is qualified to serve as a director based on his industry experience.

Steven Prelack has served on Aerpio’s board of directors since March 2017. Mr. Prelack has been the Chief Operating Officer and Senior Vice President of VetCor since 2010. He is a director at Galectin Therapeutics and Pieris, Mr. Prelack holds a CPA and has a B.B.A. in Finance and Accounting from the University of Massachusetts, Amherst. We believe Mr. Prelack is qualified to serve as a director based on his industry experience and service on multiple company boards.

Chau Khuong has served on Aerpio’s board of directors since April 2014. Since 2003, Mr. Khuong has been a Private Equity Partner at OrbiMed Advisors. He is currently on the boards of Synlogic, Cerapedics and Inspire Medical Systems. Mr. Khuong holds a B.S. degree in Molecular, Cellular and Developmental Biology and a Master’s in Public Health from Yale University. We believe that Mr. Khoung is qualified to serve as a director based on his industry experience and service on multiple company boards.

Pravin U. Dugel, M.D. has served as a member of Aerpio’s board of directors since March 2017. Since 1994, Dr. Dugel has served as the Managing Partner of Retinal Consultants of Arizona and is a Founding Member of the Spectra Eye Institute. He is a Clinical Professor at the USC Roski Eye Institute, Keck School of Medicine at the University of Southern California. Dr. Dugel serves on the Advisory Board of Acucela, Inc. and as a member of the Scientific Advisory Board at MacuSight, Inc., Alcon Surgical, Genentech and Novartis. He also serves as a Member of the Medical Advisory Board at TrueVision Systems, Inc. and a Member of the Clinical Advisory Board at Opthea Limited. Dr. Dugel received his M.D. from UCLA School of Medicine and his BA from Columbia University. We believe that Dr. Dugel is qualified to serve as a director based on his industry experience and service on multiple boards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Directors, executive officers and holders of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and representations made by our directors and officers regarding their filing obligations, all Section 16(a) filing requirements were satisfied with respect to 2017, except that Anupam Dalal and Caley Castelein each did not timely file a Form 4 with respect to one transaction on December 22, 2017 which was submitted on February 14, 2018.

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

Board Committees

As our common stock is not presently listed for trading or quotation on a national securities exchange, we are not presently required to have board committees. However, our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operates pursuant to a charter adopted by our board of directors. The composition and functioning of all of our committees comply with all applicable requirements of the Sarbanes-Oxley Act of 2002 and SEC rules and regulations, and we intend to comply with those of the Nasdaq Stock Market. Each of the incumbent directors of the Board attended at least 75% of the aggregate of all meetings of the Board and all meetings of committees of our Board upon which they served (during the periods that they served) during 2017. The Board of Directors regularly holds executive sessions of the independent directors. Executive sessions do not include employee directors or directors who do not qualify as independent under SEC rules. Members of our Board are encouraged to attend annual meetings of our stockholders.

Audit Committee

Steven Prelack, Caley Castelein and Pravin Dugel serve on the audit committee, which is chaired by Steven Prelack. Our board of directors has determined that Steven Prelack, Caley Castelein and Pravin Dugel are “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated each of Steven Prelack and Pravin Dugel as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;

•	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•	recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10-K;

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

•	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;

•	reviewing all related person transactions for potential conflict of interest situations and making recommendations to our board of directors regarding all such transactions; and

•	reviewing quarterly earnings releases.

The Audit Committee held three meetings during 2017. A copy of the Audit Committee Charter is available on the Company’s website at www.aerpio.com under the Investors section.

Compensation Committee

Anupam Dalal and Paul Weiss serve on the compensation committee, which is chaired by Anupam Dalal. Our board of directors has determined that each member of the compensation committee is “independent” as defined in the applicable Nasdaq rules. The compensation committee’s responsibilities include:

•	annually reviewing and recommending to the independent directors on the board of directors the corporate goals and objectives relevant to the compensation of our Chief Executive Officer;

•	evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and based on such evaluation: (i) recommending to the independent directors on the board of directors the cash compensation of our Chief Executive Officer and (ii) reviewing and recommending to the independent directors on the board of directors regarding grants and awards to our Chief Executive Officer under equity-based plans;

•	reviewing and approving or recommending to the independent directors on the board of directors the cash compensation of our other executive officers;

•	reviewing and establishing our overall management compensation, philosophy and policy;

•	overseeing and administering our compensation and similar plans;

•	evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq rules;

•	reviewing and approving our policies and procedures for the grant of equity-based awards;

•	reviewing and recommending to the independent directors on the board of directors the compensation of our directors;

•	preparing the compensation committee report required by SEC rules, if and when required, to be included in our annual proxy statement; and

•	reviewing and approving the retention, termination or compensation of any consulting firm or outside advisor to assist in the evaluation of compensation matters.

The Compensation Committee held two meetings during 2017. A copy of the Compensation Committee Charter is available on the Company’s website at www.aerpio.com under the Investors section.

Compensation Consultant. As a part of determining compensation for our named executive officers, the compensation committee has engaged Radford, a business unit of Aon plc, as an independent compensation consultant. Radford provides analysis and recommendations to the compensation committee regarding:

•	trends and emerging topics with respect to executive compensation;

•	peer group selection for executive compensation benchmarking;

•	compensation practices of our peer group;

•	compensation programs for executives and all of our employees; and

•	stock utilization and related metrics.

When requested, Radford consultants attend meetings of the compensation committee, including executive sessions in which executive compensation issues are discussed. Radford reports to the compensation committee and not to management, although Radford meets with management for purposes of gathering information for its analyses and recommendations.

In determining to engage Radford, the compensation committee considered the independence of Radford taking into consideration relevant factors, including the absence of other services provided to us by Radford, the amount of fees we paid to Radford as a percentage of Radford’s total revenue, the policies and procedures of Radford that are designed to prevent conflicts of interest, any business or personal relationship of the individual compensation advisors employed by Radford with any of our executive officers, any business or personal relationship the individual compensation advisors employed by Radford have with any member of the compensation committee, and any shares of our stock owned by Radford or the individual compensation advisors employed by Radford. The compensation committee has determined, based on its analysis in light of all relevant factors, including the factors listed above, that the work of Radford and the individual compensation advisors employed by Radford as compensation consultants to the compensation committee has not created any conflicts of interest, and that Radford is independent pursuant to the independence standards set forth in the Nasdaq Stock Market listing standards promulgated pursuant to Section 10C of the Exchange Act.

Nominating and Corporate Governance Committee

Chau Khuong and Muneer Satter serve on the nominating and corporate governance committee, which is chaired by Chau Khuong. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the applicable Nasdaq rules. The nominating and corporate governance committee’s responsibilities include:

•	developing and recommending to the board of directors criteria for board and committee membership;

•	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;

•	reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;

•	identifying individuals qualified to become members of the board of directors;

•	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;

•	developing and recommending to the board of directors a code of business conduct and ethics and a set of corporate governance guidelines; and

•	overseeing the evaluation of our board of directors and management.

Our board of directors may from time to time establish other committees.

The Nominating and Corporate Governance Committee held one meeting during 2017. A copy of the Nominating and Corporate Governance Committee Charter is available on the Company’s website at www.aerpio.com under the Investors section.

Director Nominations

Our nominating and corporate governance committee is responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

•	personal and professional integrity;

•	ethics and values;

•	experience in corporate management, such as serving as an officer or former officer of a publicly held company;

•	experience in the industries in which we compete;

•	experience as a director or executive officer of another publicly held company;

•	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

•	conflicts of interest; and

•	practical and mature business judgment.

Our board of directors evaluates each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Item 11. Executive Compensation.

The following summarizes the compensation earned by our executive officers named in the “Summary Compensation Table” below (referred to herein as our “named executive officers”) for our fiscal year ending December 31, 2017.

This section also discusses the material elements of our executive compensation policies and decisions and important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and is intended to place in perspective the information presented in the following tables and the corresponding narrative.

Overview

Historically, our executive compensation program has reflected its growth and corporate goals. To date, the compensation of the named executive officers has consisted of a combination of base salary, annual cash bonus, and long-term equity incentive compensation in the form of restricted stock and stock options, and other employee benefits generally available to our employees. The named executive officers are also entitled to certain compensation and benefits upon certain terminations of employment pursuant to their executive employment agreements as described below.

The named executive officers for the year ended December 31, 2017 were as follows:

•	Stephen Hoffman, our Chief Executive Officer;

•	Michael Rogers, our Chief Financial Officer;

•	Joseph H. Gardner, our President and Founder and former Chief Executive Officer; and

•	Steve Pakola, our Chief Medical Officer.

Elements of Executive Compensation

Base Salaries. Base salaries for the named executive officers are determined annually by the compensation committee, subject to review and approval by the board of directors, based on the scope of each officer’s responsibilities along with his respective experience and contributions during the prior year. When reviewing base salaries, the compensation committee takes factors into account such as each officer’s experience and individual performance, our performance as a whole, data from surveys of compensation paid by comparable companies, and general industry conditions, but does not assign any specific weighting to any factor.

Annual Cash Bonuses. Prior to the Merger (as further described in the Original Filing), all of the named executive officers participated in an annual cash program sponsored by Aerpio and, following the Merger, all of the named executive officers participate in the Aerpio Pharmaceuticals, Inc. annual cash bonus program, which promotes and rewards the executives for the achievement of key strategic and business goals. In anticipation of possible fund raising activities to be completed in 2017, no bonuses were declared for 2016. For the 2017 bonus plan period, the target annual bonus as a percentage of base salary, as determined based on the salary earned throughout the bonus plan period, for each of the named executive officers is further described in the section titled “Executive Compensation—Employment Agreements.” At the beginning of the 2017 bonus plan period, the compensation committee established corporate performance goals, each having a designated weighting, which related to key development, strategic and financial goals of or company. At the end of the 2017 bonus plan period, the compensation committee met and evaluated the performance of the Company against the specified performance goals. Based on its evaluation, the compensation committee recommended, and the board of directors approved, that we achieved 110% of our corporate goals. Consequently, the board of directors approved payment of cash bonuses to the named executive officers for the 2017 bonus plan period in the amounts reported in the “Summary Compensation Table—2017” below.

Equity Awards. The named executive officers have historically participated in Aerpio’s 2011 Plan and 2017 Plan. During fiscal year 2017 and in connection with their commencement of employment with us, we granted Dr. Hoffman an option to purchase 586,012 shares of our common stock and Mr. Rogers an option to purchase 293,006 shares of our common stock, each having an exercise price of $5.50 per share. These options vest 25% on the first anniversary of the commencement of employment and then in 36 monthly installments thereafter, in each case subject to the executive continuing to provide services through each such vesting date. Additionally, in 2017, we granted Dr. Gardner an option to purchase 135,000 shares of our common stock, having an exercise price of $5.50 per share, which option shall vest in full on July 1, 2018, subject to Dr. Gardner continuing to provide services through such vesting date. We did not grant any equity awards to Dr. Pakola in 2016 or 2017.

Other Benefits. Our named executive officers are eligible for additional benefits, such as participation in our 401(k) plan, our employee stock purchase plan and basic health benefits that are generally available to all of our employees.

Summary Compensation Table – 2017

The following table sets forth information regarding compensation awarded to, earned by or paid to each of the named executive officers for the periods ending December 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Stephen Hoffman (5)	2017	39,167	—	2,007,300	21,542	89	2,068,094
Chief Executive Officer
Michael Rogers (6)	2017	48,296	—	1,000,446	21,250	47	1,070,034
Chief Financial Officer
Joseph Gardner	2017	383,675	21,000	427,880	127,551	1,069	961,175
President and Founder	2016	350,000	—	—	—	1,069	351,069
Stephen Pakola	2017	348,131	20,400	—	96,989	41	445,161
Chief Medical Officer	2016	340,000	—	—	—	243	340,243

(1)	Amount represents discretionary bonuses paid to Drs. Gardner and Pakola in 2017, which amounts were approved and paid after completion of the Merger.
(2)	The amounts reported in the Option Awards column represent the fair value of the stock options granted to the named executive officers as of the grant date as computed in accordance with FASB ASC Topic 718, not including any estimates of forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 9 to our financial statements for the year ended December 31, 2017 and 2016. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the named executive officers from the options.
(3)	Amounts for 2017 represent cash bonuses earned for 2017 based upon achievement of corporate performance goals.
(4)	Amounts represent the dollar value of life insurance premiums paid by us on behalf of the named executive officers.
(5)	Dr. Hoffman commenced employment with us on December 1, 2017, with an annual base salary of $470,000. Salary and bonus amounts have been prorated to reflect his partial year of employment.
(6)	Mr. Rogers commenced employment with us on November 15, 2017, with an annual base salary of $375,000. Salary and bonus amounts have been prorated to reflect his partial year of employment.

Outstanding Equity Awards at Fiscal Year-End 2017

The following table sets forth information concerning outstanding equity awards for each of the named executive officers as of December 31, 2017:

		Option Awards						Stock Awards
Name and Principal Position	Vesting Commencement Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Securities That Have Not Vested (#)	Market Value of Securities That Have Not Vested ($)
Stephen Hoffman	12/14/2017	—	586,012	(2)	$5.50	12/14/2027	—	—
Chief Executive Officer
Michael Rogers	12/14/2017	—	293,006	(2)	$5.50	12/14/2027	—	—
Chief Financial Officer
Joseph Gardner	3/22/2012	27,727	—		$1.66	3/22/2022	—	—
President and Founder	2/18/2014	198,950	8,678		$2.11	2/18/2024	—	—
	10/23/2014	—	—		—	—	36,583	$173,769
	12/14/2017	—	135,000	(3)	$5.50	12/14/2027	—	—
Stephen Pakola	12/29/2015	90,689	76,740	(2)	$1.80	12/29/2025	—	$—
Chief Medical Officer

(1)	Except as otherwise noted, options vest and become exercisable in 48 equal installments on each monthly anniversary of the vesting commencement date, such that all awards will be vested on the fourth anniversary of the vesting commencement date, subject to the holder continuing to provide services to the company through such vesting date.
(2)	Vests 25% on the first anniversary of the vesting commencement date, then vests in 36 equal monthly installments thereafter, such that the option is vested on the fourth anniversary of the vesting commencement date, subject to the holder continuing to provide services to the company through such vesting date.
(3)	Vests in full upon July 1, 2018, subject to Dr. Gardner continuing to provide services to the company through such vesting date.

Employment Agreements

We have entered into employment agreements with each of our named executive officers and our other executive officers. Each employment agreement provides for “at will” employment, meaning that either we or the officer may terminate the employment relationship at any time without cause.

Executive Employment Agreement with Stephen Hoffman. Dr. Hoffman’s initial base salary under his employment agreement is $470,000, which is subject to annual review and adjustment, and he is eligible to earn an annual cash incentive bonus with a target amount equal to 50% of his base salary. Dr. Hoffman is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Dr. Hoffman’s employment agreement provides that, in the event that his employment is terminated by us without “cause” (as defined in his employment agreement) or Dr. Hoffman resigns for “good reason” (as defined in his employment agreement) subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) an amount equal to twelve months of his base salary, (ii) if Dr. Hoffman is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of twelve months following termination or the end of Dr. Hoffman’s COBRA health continuation period in an amount equal to the amount that we would have made to provide health insurance to Dr. Hoffman had he remained employed with us, and (iii) acceleration of all time-based equity awards held by Dr. Hoffman in which Dr. Hoffman would have vested if he had remained employed for an additional twelve months. All amounts payable to Dr. Hoffman shall be made in substantially equal installments over twelve months following his termination.

In lieu of the payments and benefits described in the preceding paragraph, in the event that Dr. Hoffman’s employment is terminated by us without cause or Dr. Hoffman resigns for good reason, in either case within fifteen months following a “change in control” (as defined in his employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) a lump sum cash payment equal to 1.5 times the sum of (x) Dr. Hoffman’s then-current base salary (or his base salary in effect immediately prior to the change in control, if higher) and (y) his target annual incentive compensation, (ii) if Dr. Hoffman is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of twelve months following termination or the end of Dr. Hoffman’s COBRA health continuation period in an amount equal to the amount that we would have made to provide health insurance to him had he remained employed with us and (iii) acceleration of all time-based equity awards held by Dr. Hoffman in which Dr. Hoffman would have vested if he had remained employed for an additional twelve months.

In addition, Dr. Hoffman remains bound by certain restrictive covenants, including non-competition and non-solicitation provisions. These restrictive covenants apply during the term of Dr. Hoffman’s employment and for one year thereafter.

Executive Employment Agreement with Michael Rogers. Mr. Rogers’ initial base salary under his employment agreement is $375,000, which is subject to annual review and adjustment, and he is eligible to earn an annual cash incentive bonus with a target amount equal to 40% of his base salary. Mr. Rogers is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Mr. Rogers’ employment agreement provides that, in the event that his employment is terminated by us without “cause” (as defined in his employment agreement) or Mr. Rogers resigns for “good reason” (as defined in his employment agreement) subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) an amount equal to twelve months of his base salary, (ii) if Mr. Rogers is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of twelve months following termination or the end of Mr. Rogers’ COBRA health continuation period in an amount equal to the amount that we would have made to provide health insurance to Mr. Rogers had he remained employed with us, and (iii) acceleration of all time-based equity awards held by Mr. Rogers in which Mr. Rogers would have vested if he had remained employed for an additional twelve months. All amounts payable to Mr. Rogers shall be made in substantially equal installments over twelve months following his termination.

In lieu of the payments and benefits described in the preceding paragraph, in the event that Mr. Rogers’ employment is terminated by us without cause or Mr. Rogers resigns for good reason, in either case within 12 months following a “change in control” (as defined in his employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) a lump sum cash payment equal to 1 times the sum of (x) Mr. Rogers’ then-current base salary (or his base salary in effect immediately prior to the change in control, if higher) and (y) his target annual incentive compensation, (ii) if Mr. Rogers is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of six months following termination or the end of Mr. Rogers’ COBRA health continuation period in an amount equal to the amount that we would have made to provide health insurance to him had he remained employed with us and (iii) full acceleration of all time-based equity awards held by Mr. Rogers.

In addition, Mr. Rogers remains bound by certain restrictive covenants, including non-competition and non-solicitation provisions, which have been incorporated by reference into the new employment agreement from his prior employment agreement. These restrictive covenants apply during the term of Mr. Rogers’ employment and for one year thereafter.

Executive Employment Agreement with Joseph H. Gardner. Dr. Gardner’s base salary under his employment agreement, as amended after the Merger, is $410,000, which is subject to annual review and adjustment, and he is eligible to earn an annual cash incentive bonus with a target amount equal to 50% of his base salary. Dr. Gardner is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Dr. Gardner’s employment agreement, as amended after the Merger, provides that, in the event that (a) prior to July 1, 2018 his employment is terminated by us for reasons other than “cause” (as defined in his employment agreement, as amended) or he remains an employee through July 1, 2018 and his employment is terminated by us without cause or he resigns for “good reason” (as defined in his employment agreement, as amended) thereafter, and subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) an amount equal to twelve months of his base salary, (ii) if Dr. Gardner is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of twelve months following termination or the end of Dr. Gardner’s COBRA health continuation period in an amount equal to the amount that we would have made to provide health insurance to Dr. Gardner had he remained employed with us, and (iii) acceleration of all time-based equity awards held by Dr. Gardner in which Dr. Gardner would have vested if he had remained employed for an additional twelve months or (b) Dr. Gardner resigns for “good reason” prior to July 1, 2018 and subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) an amount equal to nine months of his base salary, (ii) if Dr. Gardner is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of nine months following termination or the end of Dr. Gardner’s COBRA health continuation period in an amount equal to the amount that we would have made to provide health insurance to Dr. Gardner had he remained employed with us, and (iii) acceleration of all time-based equity awards held by Dr. Gardner in which Dr. Gardner would have vested if he had remained employed for an additional six months. All amounts payable to Dr. Gardner shall be made in substantially equal installments over nine months following his termination, except that, in the case of a termination that occurs after July 1, 2018, such amount shall be paid in a lump sum.

In lieu of the payments and benefits described in the preceding paragraph, in the event that Dr. Gardner’s employment is terminated by us without cause or Dr. Gardner resigns for good reason, in either case within 12 months following a “change in control” (as defined in his employment agreement, as amended), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) a lump sum cash payment equal to 0.75 times the sum of (x) Dr. Gardner’s then-current base salary (or his base salary in effect immediately prior to the change in control, if higher) and (y) his target annual incentive compensation, (ii) if Dr. Gardner is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of nine months following termination or the end of Dr. Gardner’s COBRA health continuation period in an amount equal to the amount that we would have made to provide health insurance to him had he remained employed with us and (iii) full acceleration of all time-based equity awards held by Dr. Gardner.

In addition, Dr. Gardner remains bound by certain restrictive covenants, including non-competition and non-solicitation provisions, which have been incorporated by reference into the employment agreement from his prior employment agreement. These restrictive covenants apply during the term of Dr. Gardner’s employment and for one year thereafter.

Executive Employment Agreement with Stephen Pakola, M.D. Dr. Pakola’s base salary under his employment agreement is $350,200, which is subject to annual review and adjustment, and he is eligible to earn an annual cash incentive bonus with a target amount equal to 20% of his base salary. Dr. Pakola is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Dr. Pakola’s employment agreement provides that, in the event that his employment is terminated by us without “cause” (as defined in his new employment agreement) or Dr. Pakola resigns for “good reason” (as defined in his employment agreement) subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) an amount equal to six months of his base salary, (ii) if Dr. Pakola is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of six months following termination or the end of Dr. Pakola’s COBRA health continuation period in an amount equal to the amount that we would have made to provide health insurance to Dr. Pakola had he remained employed with us, and (iii) acceleration of all time-based equity awards held by Dr. Pakola in which Dr. Pakola would have vested if he had remained employed for an additional six months. All amounts payable to Dr. Pakola shall be made in substantially equal installments over six months following his termination.

In lieu of the payments and benefits described in the preceding paragraph, in the event that Dr. Pakola’s employment is terminated by us without cause or Dr. Pakola resigns for good reason, in either case within 12 months following a “change in control” (as defined in his employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) a lump sum cash payment equal to 0.5 times the sum of (x) Dr. Pakola’s then-current base salary (or his base salary in effect immediately prior to the change in control, if higher) and (y) his target annual incentive compensation, (ii) if Dr. Pakola is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of six months following termination or the end of Dr. Pakola’s COBRA health continuation period in an amount equal to the amount that we would have made to provide health insurance to him had he remained employed with us and (iii) full acceleration of all time-based equity awards held by Dr. Pakola.

In addition, Dr. Pakola has also entered into an employee confidentiality and assignment agreement with us that also contains certain restrictive covenants, including non-competition and non-solicitation provisions that apply during the term of Dr. Pakola’s employment and for one year thereafter.

Retirement Plan

We offer a 401(k) plan to eligible employees, including our named executive officers. In accordance with this plan, all eligible employees may contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary. We made no contributions during the year ended December 31, 2017. We intend for the 401(k) plan to qualify, depending on the employee’s election, under Section 401(a) of the Code, so that contributions by employees, and income earned on those contributions, are not taxable to employees until withdrawn from the 401(k) plan.

Other Compensation Policies

Hedging and Pledging Prohibitions

Our insider trading policy expressly prohibits short sales and derivative transactions of our stock by our named executive officers, directors and specified other employees, including short sales of our securities, including short sales “against the box.” Our insider trading policy expressly prohibits, without the advance approval of our audit committee, purchases or sales of puts, calls or other derivative securities of the company or any derivative securities that provide the economic equivalent of or monetization transactions accomplished through the use of prepaid variable forwards, equity swaps, collars and exchange funds.

In addition, our insider trading policy expressly prohibits our named executive officers, directors and specified other employees from purchasing our securities on margin or borrowing against company securities held in a margin account, or, without the advance approval of our audit committee, pledging our securities as collateral for a loan or modifying an existing pledge.

Risks Related to Compensation Policies and Practices

In establishing and reviewing our compensation philosophy and programs, our Board considers whether such programs encourage unnecessary or excessive risk taking. We believe that our executive and other compensation programs do not encourage excessive or unnecessary risk taking. This is primarily due to the fact that our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Director Compensation

On March 15, 2017, we adopted a compensation policy for our non-employee directors, or the Director Compensation Program. Pursuant to the Director Compensation Program, our non-employee directors will receive cash compensation, paid quarterly, as follows:

•	Each non-employee director will receive an annual cash retainer in the amount of $35,000 per year.

•	Any non-employee Chairman will receive an additional annual cash retainer in the amount of $25,000 per year.

•	The chairperson of the audit committee will receive additional annual cash compensation in the amount of $15,000 per year for such chairperson’s service on the audit committee. Each non-chairperson member of the audit committee will receive additional annual cash compensation in the amount of $7,500 per year for such member’s service on the audit committee.

•	The chairperson of the compensation committee will receive additional annual cash compensation in the amount of $10,000 per year for such chairperson’s service on the compensation committee. Each non-chairperson member of the compensation committee will receive additional annual cash compensation in the amount of $5,000 per year for such member’s service on the compensation committee.

•	The chairperson of the nominating and corporate governance committee will receive additional annual cash compensation in the amount of $7,000 per year for such chairperson’s service on the nominating and corporate governance committee. Each non-chairperson member of the nominating and corporate governance committee will receive additional annual cash compensation in the amount of $3,500 per year for such member’s service on the nominating and corporate governance committee.

Under the Director Compensation Program, upon the director’s initial appointment or election to our board of directors, each non-employee director will receive an option (the Initial Grant) to purchase that number of shares of our common stock such that the award has an aggregate grant date fair value (as defined below) equal to $181,400, rounded down to the nearest whole share (subject to adjustment as provided in the applicable equity plan). In addition, each non-employee director who has been serving as a director for the prior three months and will continue to serve as a director immediately following each annual stockholder meeting, will receive, on the date of such annual stockholder meeting, an option (the Annual Grant) to purchase that number of shares of our common stock such that the award has an aggregate grant date fair value equal to $90,700, rounded down to the nearest whole share (subject to adjustment as provided in the applicable equity plan). For purposes of the Initial Grant and the Annual Grant, “grant date fair value” will mean the fair value of an award as of the date of grant as determined in accordance with ASC Topic 718, “Share-Based Payment”, using the Black-Scholes pricing model and the valuation assumptions used by the company in accounting for options as of such date of grant. The Initial Grant will vest as to one-third of the shares subject to Initial Grant on each yearly anniversary of the applicable grant date, subject to continued service through each applicable vesting date, and the Annual Grant will fully vest on the earlier of the first anniversary of the applicable grant date or the date of the next annual stockholder meeting, subject to continued service through such vesting date.

2017 Director Compensation Table

The following table sets forth information for the year ended December 31, 2017, regarding the compensation awarded to, earned by or paid to our non-employee directors as of December 31, 2017. Directors who are also our employees receive no additional compensation for their service as a director. The compensation received by Drs. Gardner and Hoffman as employees of the Company is presented in “Executive Compensation—Summary Compensation Table—2017.

Name(1)	Fees Earned or Paid in Cash ($)	Total ($)
Muneer Satter	$50,271	$50,271
Paul M. Weiss	$31,667	$31,667
Caley Castelein, M.D.	$33,646	$33,646
Anupam Dalal, M.D.	$35,625	$35,625
Steven Prelack	$39,583	$39,583
Chau Khuong	$33,250	$33,250
Pravin U. Dugel, M.D.(2)	$33,646	$33,646

(1)	Unless otherwise indicated, our non-employee directors do not currently hold any options or stock awards.
(2)	Dr. Dugel holds options to purchase 16,742 shares of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information relating to the beneficial ownership of our common stock at March 8, 2018, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all current directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of March 8, 2018 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by such person.

The percentage of shares beneficially owned is computed on the basis of 27,140,969 shares of common stock outstanding as of March 8, 2018. Shares of common stock that a person has the right to acquire within 60 days of March 8, 2018 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed in the table is c/o Aerpio Pharmaceuticals, Inc., 9987 Carver Road, Suite 420, Cincinnati, Ohio 45242.

	Shares Beneficially Owned
	Number	Percentage
5% Stockholders:
Novartis Bioventures Ltd.(1)	5,805,550	21.4%
Entities Affiliated with OrbiMed Private Investments III, LP(2)	4,416,446	16.3%
Trusts and Other Entities Affiliated with Muneer A. Satter(3)	3,241,835	11.9%
Venture Investors Early Stage Fund IV(4)	1,576,167	5.8%
Named Executive Officers and Directors:
Muneer A. Satter(3)	3,241,835	11.9%
Chau Khuong(2)	4,416,446	16.3%
Steven Prelack	—	*
Paul Weiss(4)	1,576,167	5.8%
Caley Castelein	10,920	*
Anupam Dalal	2,269	*
Pravin Dugel(5)	14,964	*
Joseph Gardner(6)	828,374	3.0%
Steve Pakola(7)	108,129	*
Stephen Hoffman	—	*
Michael Rogers	—	*
All directors and executive officers as a group (12 persons)	10,521,552	38.3%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)	Consists of 5,805,550 shares of common stock owned directly by Novartis Bioventures, Ltd. The board of directors of Novartis Bioventures Ltd. has sole voting and investment control and power over such shares. None of the members of its board of directors has individual voting or investment power with respect to such shares and each disclaims beneficial ownership of such shares. Novartis Bioventures Ltd. is an indirectly-owned subsidiary of Novartis AG. The address of Novartis Bioventures Ltd. is 131 Front Street, Hamilton, HM12, Bermuda.
(2)	Consists of 4,416,446 shares of common stock owned directly by OrbiMed Private Investments III, LP, or OPI III. OrbiMed Advisors LLC, or OrbiMed, is the managing member of GP III, which is the general partner of OPI III. Samuel D. Isaly is the managing member of and owner of a controlling interest in OrbiMed. By virtue of such relationships, GP III, OrbiMed and Mr. Isaly may be deemed to have voting and investment power over the shares held by OPI III and as a result may be deemed to have beneficial ownership of such shares. Chau Khuong, an employee of OrbiMed, is a member of our board of directors. Each of GP III, OrbiMed, Mr. Isaly and Mr. Khuong disclaims beneficial ownership of the shares held by OPI III, except to the extent of its or his pecuniary interest therein, if any. The address of OrbiMed Investments and OrbiMed Associates is c/o OrbiMed Advisors LLC, 601 Lexington Avenue, 54th Floor, New York, New York 10022.
(3)	Consists of (a) 976,568 shares of common stock that are held by the Muneer A. Satter Revocable Trust for which Muneer A. Satter serves as trustee and, in such capacity, has sole voting and dispositive power over all such shares, (b) 1,145,267 shares of common stock that are held by various other trusts and other entities for which Muneer A. Satter serves as trustee, investment advisor or manager and, in such capacity, has sole voting and dispositive power over all such shares (collectively, the “Satter Investors”), and (c) 1,120,000 shares of common stock that are held by Satter Medical Technology Partners, L.P., or SMTP, and Muneer A. Satter has sole voting and dispositive power over all such shares. The address of the Satter Investors and SMTP is c/o Satter Management Co., L.P., 676 North Michigan Avenue, Suite 4000, Chicago, Illinois 60610.
(4)	Consists of 1,576,475 shares of common stock owned directly by Venture Investors Early Stage Fund IV Limited Partnership, or VIESF. The general partner of VIESF, VIESF IV GP LLC, has sole voting and investment control over the shares owned by VIESF. The members of VIESF IV GP LLC, John Neis, Paul M. Weiss, Scott Button, George Arida, James R. Adox, Loren G. Peterson, and Venture Investors Southeast LLC (of which Roger H. Ganser is the sole member), have sole voting and investment power for VIESF IV GP LLC with respect to its voting power in its capacity as General Partner for the shares held by VIESF. None of the members of VIESF IV GP LLC has individual voting or investment power with respect to such shares and each disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. The address of Venture Investors Early Stage Fund IV Limited Partnership is 505 South Rosa Road, Suite 201, Madison, Wisconsin, 53719.
(5)	Consists of 14,964 shares of common stock issuable directly to Pravin Dugel upon the conversion of options within 60 days of March 8, 2018.
(6)	Consists of (i) 593,019 shares of common stock held directly by Joseph Gardner and (ii) 235,355 shares of common stock issuable upon the conversion of options within 60 days of March 8, 2018.
(7)	Consists of 108,129 shares of common stock issuable directly to Steve Pakola upon the conversion of options within 60 days of March 8, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2017. As of December 31, 2017, we had three equity compensation plans, each of which was approved by our stockholders: our 2011 Plan, our 2017 Plan and our ESPP.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,179,410	$2.61	3,691,960
Equity compensation plans not approved by security holders (1)	733,570	$5.50	—
Total	1,912,980	$3.72	3,691,960

(1)	Includes 733,750 shares issued as inducement grants outside of our equity compensation plans.

Indemnification of Officers and Directors

We have agreed to indemnify our directors and executive officers in certain circumstances. See “Certain Relationships and Related Transactions, and Director Independence —Indemnification Agreements and Directors’ and Officers’ Liability Insurance.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

SEC rules require us to disclose any transaction or currently proposed transaction in which we were a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or 1% of the average of our total assets as of the end of last fiscal year. A related person is any executive officer, director, nominee for director, or holder of 5% or more of our common stock, or an immediate family member of any of those persons.

The following is a description of transactions since January 1, 2017 to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation.”

Sales and Purchases of Securities

Convertible Promissory Note Purchase Agreement

In October 2016 and January 2017, Aerpio issued convertible promissory notes for an aggregate principal amount of approximately $3.8 million to 53 accredited investors. The Convertible Notes accrued interest at 8% per annum, compounded annually. All outstanding principal and interest under these Notes converted into shares of Aerpio common stock immediately prior to the Merger, which were then converted into shares of our common stock on a 2.3336572:1 basis at the effective time of the Merger. The table below sets forth the principal amount of the convertible promissory notes sold to our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof.

Purchasers	Aggregate Principal Price
Joseph Gardner	$37,553.38
Entities affiliated with Kearny Venture(1)	$284,929.84
Entities affiliated with Novartis Bioventures Ltd.(2)	$1,167,910.04
Trusts and Other Entities affiliated with Muneer A. Satter(3)	$472,424.59
Venture Investors Early Stage Fund IV(4)	$290,302.73
OrbiMed Private Investments V, L.P.(5)	$813,432.86

(1)	Consists of an aggregate principal price of (a) $262,606.51 by Kearny Venture Partners, L.P. (b) $5,356.15 by Kearny Venture Partners Entrepreneurs Fund, L.P., (c) $15,211.94 by Revelation TWHVP, LLC, and (d) $1,755.24 by TWHVP SPV, LLC. Caley Castelein, who is on our board of directors, is affiliated with each of these entities.
(2)	Consists of an aggregate principal price of $1,167,910.04 held by Novartis International Pharmaceutical Investment Ltd., an entity affiliated with Novartis Bioventures Ltd.
(3)	Consists of an aggregate principal price of (a) $200,994.68 by the Muneer A. Satter Revocable Trust for which Muneer A. Satter serves as trustee and, in such capacity, has sole voting and dispositive power over all such amount and (b) $271,429.91 by various other trusts and other entities for which Muneer A. Satter serves as trustee, investment advisor or manager and, in such capacity, has sole voting and dispositive power over all such amount.
(4)	Paul Weiss, who is on our board of directors, is affiliated with this entity.
(5)	Chau Khuong, who is on our board of directors, is affiliated with this entity.

Private Placement Offering

In March 2017, we entered into a Subscription Agreement pursuant to which we issued and sold 8,049,555 shares of our common stock at a price per share of $5.00 for an aggregate principal amount of approximately $40.2 million. The table below sets forth the shares purchase by our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof.

Purchasers	Shares of Common Stock	Aggregate Principal Price
Joseph Gardner	52,834	$264,179
Entities affiliated with Kearny Venture(1)	400,000	$2,000,000
Novartis Bioventures Ltd	560,000	$2,800,000
Trusts and Other Entities affiliated with Muneer A. Satter(2)	1,120,000	$5,600,000
Venture Investors Early Stage Fund IV(3)	272,302	$1,361,510
OrbiMed Private Investments V, L.P.(4)	762,995	$3,814,975

(1)	Consists of (i) 392,005 shares held by Kearny Venture Partners, L.P. (“KVP”) and (b) 7,995 shares held by Kearny Venture Partners Entrepreneurs Fund, L.P. (“KVPEF”). KVP and KVPEF are affiliated with Caley Castelein, who is on our board of directors.
(2)	Consists of 1,120,000 shares held by Satter Medical Technology Partners, L.P. (“SMTP”). SMTP is affiliated with Muneer Satter, who is on our board of directors.
(3)	Paul Weiss, who is on our board of directors, is affiliated with this entity.
(4)	Chau Khuong, who is on our board of directors, is affiliated with this entity.

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Employment Agreements and Offer Letters

Each of our executive officers is employed with us under the terms of their employment agreement or offer letter, as applicable. For more information regarding these employment agreements for Messrs. Hoffman, Rogers and Gardner, see the section titled “Executive Compensation—Narrative to Summary Compensation Table and Outstanding Equity Awards at 2017 Year End.”

Other Transactions

We have granted stock options to our executive officers. For a description of these stock options granted to such individuals, see the section titled “Executive Compensation.” We have also granted stock options to certain members of the board of directors, and will do so in the future pursuant to our non-employee director compensation policy. For a description of these stock options, see the section titled “Management—Director Compensation Table.”

Policies and Procedures for Related-Person Transactions

Our board of directors has adopted a written related-person transaction policy setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy will cover, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s-length transaction and the extent of the related person’s interest in the transaction. Furthermore, all related-person transactions with a majority stockholder requires a supermajority (66 2/3%) vote of the directors then in office. All of the transactions described in this section occurred prior to the adoption of this policy.

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. We evaluate independence by the standards for director independence set forth in the Nasdaq Marketplace Rules. Under such rules, our board of directors has determined that all members of the board of directors, except Stephen Hoffman and Joseph Gardner, are independent directors. Stephen Hoffman and Joseph Gardner are not independent directors under these rules because they are executive officers of our company. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock. The composition and functioning of our board of directors and each of our committees complies with all applicable requirements of the Nasdaq Stock Market and the rules and regulations of the SEC. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accounting Fees and Services.

Audit Fees and Services

The following table summarizes the fees of Ernst and Young LP, our independent registered public accounting firm, for each of the last two fiscal years.

Fee Category	2017	2016
Audit Fees(1)	$659,859	$225,627
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$659,859	$225,627

(1)	Fees represent amounts paid for Aerpio Therapeutics, Inc. 2016 audit.
(2)	There were no audit-related fees for fiscal years 2017 and 2016.
(3)	There were no tax fees for fiscal years 2017 and 2016.
(4)	There were no other fees for fiscal years 2017 and 2016.

In 2017, the Audit Committee approved a formal policy concerning approval of audit and non-audit services to be provided by the Company by its independent registered public accounting firm, Ernst & Young LLP. The policy requires that all services to be provided by Ernst & Young LLP, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee, provided that de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The Board of Directors preapproved all audit and non-audit services provided by Ernst & Young LLP during fiscal year 2017 and fiscal year 2016.

PART IV

Item 15. Exhibits, Financial Statements.

(a)(2) Exhibits.

Exhibit Index

Exhibit Number	Description

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERPIO PHARMACEUTICALS, INC.

Date: April 6, 2018	By:	/s/ Stephen Hoffman, M.D., Ph.D.
Stephen Hoffman, M.D., Ph.D. Chief Executive Officer and Principal Executive Officer