Form 10-Q
period 2018-03-31
Aerpio Pharmaceuticals, Inc.
filed 2018-05-15
CIK 1422142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 15, 2018, the registrant had  27,147,099 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,763,781	$20,264,109
Prepaid research and development contracts	388,505	313,140
Other current assets	457,801	322,221
Total current assets	14,610,087	20,899,470

Furniture and equipment, net	103,191	107,223
Deposits	20,960	20,960
Total assets	$14,734,238	$21,027,653

Liabilities and stockholders´ equity
Current liabilities:
Accounts payable and accrued expenses	$3,622,568	$3,592,164
Total current liabilities	3,622,568	3,592,164
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 300,000,000 shares authorized and 27,146,099 and 27,070,038 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	2,715	2,707
Additional paid-in capital	127,097,143	125,995,438
Accumulated deficit	(115,988,188)	(108,562,656)
Total stockholders’ equity	11,111,670	17,435,489
Total liabilities and stockholders’ equity	$14,734,238	$21,027,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended March 31,
	2018	2017
Operating expenses:	(unaudited)
Research and development	$4,028,812	$2,255,584
General and administrative	3,447,836	2,504,001
Total operating expenses	7,476,648	4,759,585
Loss from operations	(7,476,648)	(4,759,585)
Grant income	—	35,657
Interest income (expense), net	51,116	(271,775)
Total other income (expense)	51,116	(236,118)
Net and comprehensive loss	$(7,425,532)	$(4,995,703)

Reconciliation of net loss attributable to common stockholders:
Net and comprehensive loss	$(7,425,532)	$(4,995,703)
Adjustment of redeemable convertible preferred stock to redemption value	—	(943,297)
Net loss attributable to common stockholders	$(7,425,532)	$(5,939,000)

Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(1.06)
Weighted average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,045,509	5,605,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Consolidated Statement of Stockholders’ Equity

	For the Three Months Ended March 31, 2018
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2017	27,070,038	$2,707	125,995,438	$(108,562,656)	$17,435,489
Issuance of restricted stock	60,000	6	(6)	—	—
Issuance of common stock upon exercise of stock options	16,802	2	21,990	—	21,992
Forfeiture of restricted stock	(741)	—	—	—	—
Share-based compensation expense	—	—	1,079,721	—	1,079,721
Net and comprehensive loss	—	—	—	(7,425,532)	(7,425,532)
Balance at March 31, 2018	27,146,099	$2,715	$127,097,143	$(115,988,188)	$11,111,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2018	2017
Operating activities:	(unaudited)
Net and comprehensive loss	$(7,425,532)	$(4,995,703)
Adjustments to reconcile net and comprehensive loss to net cash used in operating activities:
Depreciation	12,530	13,656
Stock-based compensation	1,079,721	155,385
Amortization of debt issuance costs	—	75,561
Interest expense related to convertible note conversion	—	204,929
Changes in operating assets and liabilities:
Accounts receivable	—	(28,296)
Prepaid expenses and current other assets	(210,945)	(337,174)
Accounts payable and other current liabilities	30,404	982,521
Net cash used in operating activities	(6,513,822)	(3,929,121)
Investing activities:
Purchase of furniture and equipment	(8,498)	(2,208)
Net cash used in investing activities	(8,498)	(2,208)
Financing activities:
Proceeds from exercise of stock options	21,992	—
Proceeds from issuances of convertible notes	—	297,354
Proceeds from sale of common stock	—	40,247,775
Cash paid in connection with the sale of common stock	—	(3,084,385)
Net cash provided by financing activities	21,992	37,460,744

Net (decrease) increase in cash and cash equivalents	(6,500,328)	33,529,415
Cash and cash equivalents at beginning of year	20,264,109	1,609,694
Cash and cash equivalents, three months ended	$13,763,781	$35,139,109

Non-cash financing activities
Conversion of redeemable convertible preferred stock into common stock	$—	$74,701,187
Conversion of convertible notes and accrued interest into common stock	—	13,447,934
Accretion of redeemable convertible preferred stock to redemption value	—	943,297

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

The Merger was treated as a recapitalization and reverse acquisition for financial reporting purposes. The Company is the legal acquirer of Aerpio in the transaction.  However, Aerpio is considered the acquiring company for accounting purposes since (i) former Aerpio stockholders own in excess of 50% of the combined enterprise on a fully diluted basis immediately following the Merger and Offering, and (ii) all members of the Company’s executive management and Board of Directors are from Aerpio. In accordance with “reverse merger” or “reverse acquisition” accounting treatment, the unaudited condensed consolidated interim financial statements for the periods ended March 31, 2018 and March 31, 2017 include the accounts of the Company and its wholly owned subsidiary, Aerpio Therapeutics, LLC.

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

Going Concern Considerations

The Company incurred losses from operations and had negative cash flows from operating activities for the three-month periods ended March 31, 2018 and 2017 and since inception. The Company’s current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities given ongoing expenditures related to the completion of its ongoing clinical trials and the Company’s lack of revenue generating activities. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds in order to further advance its clinical research programs, commence additional clinical trials, operate its business and meet its obligations as they come due. The Company is pursuing financing alternatives, which include permanent equity financing, business development arrangements, licensing arrangements and business combination transactions. However, financing may not be available to the Company in the necessary time frame, in amounts that the Company requires, on terms that are acceptable to the Company, or at all. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. If the Company is unable to raise the necessary funds when needed or reduce spending on currently planned activities, it may not be able to continue the development of its product candidates or the Company could be required to delay, scale back, or eliminate some or all of its development programs and other operations and will materially harm its business, financial position and results of operations.  Based on the Company’s current plans, it is anticipated that the existing cash and cash equivalents will allow the Company to conduct planned operations into the fourth quarter of fiscal year 2018.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s inability to obtain required funding in the near future could have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.   Based on the Company’s current cash reserves of $13.8 million and current financial condition as of the date of this Quarterly Report on Form 10-Q, there is substantial doubt about the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Securities and Exchange Commission (“SEC”) regulations and include all of the information and disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP" or "GAAP") for interim financial reporting, and, in the opinion of management include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period presented. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Aerpio Pharmaceuticals, Inc. for the year ended December 31, 2017, included in the Annual Report on Form 10-K filed with the SEC on March 15, 2018. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The Company’s condensed consolidated financial statements are stated in U.S. Dollars.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue, if applicable, and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: fair value of the Company’s stock-based awards, accrued expenses, and income taxes.

Historically, the Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions.

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

Income Taxes

Income taxes are recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) Topic 740, Income Taxes (ASC 740), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the condensed consolidated financial statement and tax bases of assets and liabilities and for loss and credit carryforwards using enacted tax rates anticipated to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all of the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of March 31, 2018, and December 31, 2017, the Company does not have any significant uncertain tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.

Net Loss per Share Attributable to Common Stockholders

The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of this calculation, stock options to purchase common stock, warrants, and unvested restricted stock awards are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share attributable to common stockholders were the same for all periods presented.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation – Stock Compensation (ASC 718), which requires that all stock-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the condensed consolidated statements of operations and comprehensive loss based on their fair values. All the Company’s stock-based awards are subject only to service-based vesting conditions. The Company estimates the fair value of its stock-based option awards using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. The fair value of restricted stock awards is determined based on the Company’s estimated common stock value.

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

Compensation expense related to awards to employees is calculated on a straight-line basis by recognizing the grant date fair value over the associated service period of the award, which is generally the vesting term. Awards to non-employees for the period ended March 31, 2018 are adjusted through stock-based compensation expense as the award vests to reflect the current fair value of such awards and are expensed using an accelerated attribution model.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents and accounts payable. The Company values cash equivalents using quoted market prices. The fair value of accounts payable approximates its carrying value because of its short-term nature.

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available.

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

To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers within the fair value hierarchy in the three months ended March 31, 2018. The assets of the Company measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2018
Assets:
Cash and cash equivalents	$13,763,781	$—	$—	$13,763,781
Total assets	$13,763,781	$—	$—	$13,763,781
December 31, 2017
Assets:
Cash and cash equivalents	$20,264,109	$—	$—	$20,264,109
Total assets	$20,264,109	$—	$—	$20,264,109

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are the only financial instruments that potentially subject the Company to concentrations of credit risk. At March 31, 2018 and December 31, 2017, all the Company’s cash was deposited in accounts at two principal financial institutions. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its condensed consolidated financial position or results of operations upon adoption.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” This ASU will require lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability. For statement of operations purposes, the FASB retained a dual model, requiring leases to be classified as finance leases or operating leases. This update is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the effect that adoption of the new standard and developing a process to ensure that a complete population of leases is assessed under this ASU.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The objective of this update is to provide additional guidance and reduce diversity in practice when classifying certain transactions within the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted these standards as of January 1, 2018.  The adoption of these standards did not have an impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Stock Compensation - Scope of Modification Accounting.” This ASU provides clarification around which changes to the terms or conditions of a share-based payment award require the application of modification accounting under ASC 718. The Company adopted this ASU as of January 1, 2018. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	March 31,	December 31,
	2018	2017
Accounts payable	$1,625,511	$1,276,537
Professional fees	380,973	277,217
Accrued bonus	1,053,413	833,650
Accrued vacation	124,711	69,549
Accrued project costs	373,218	1,069,852
Other	64,742	65,359
Total accounts payable and accrued expenses	$3,622,568	$3,592,164

4. Notes Payable to Investors

In March, April and July 2016, Aerpio entered into a senior secured convertible note financing (the “Convertible Notes” or the “Convertible Note Financing”) totaling approximately $18,000,000.  The Convertible Notes accrued interest at 8% per annum, compounded annually. The Convertible Notes were also subject to mandatory prepayment upon the occurrence of certain events, such as a liquidation, dissolution, or the sale of Aerpio. In addition, and prior to maturity, the Convertible Notes were automatically convertible into shares of Aerpio capital stock upon the occurrence of a sale of Aerpio’s capital stock in a single transaction resulting in gross proceeds to Aerpio of $30,000,000 (hereinafter referred to as an “Investor Sale”). The type and class of Aerpio capital stock to be issued to the holder of each Convertible Note upon conversion would have been identical to the type and class of Aerpio capital stock issued in the Investor Sale. The holder of each Convertible Note was entitled to a number of shares of Aerpio capital determined by dividing (i) the outstanding principal amount of the Convertible Note plus any unpaid accrued interest by (ii) an amount equal to the price per share of Aerpio capital stock paid by the purchasers of such shares in connection with the Investor Sale. The Convertible Notes were secured by a first priority perfected security interest in all of the Aerpio’s assets.

In October 2016 and February 2017, Aerpio executed additional senior secured Convertible Note financings (the “Additional Convertible Notes” or the “Additional Convertible Note Financings”) totaling approximately $3,500,000 and $300,000 respectively, with certain preferred investors of Aerpio. The terms of the Additional Convertible Notes are identical to the Convertible Notes and are treated as extensions of the original Convertible Note Financing. The Company incurred $125,935 of costs associated with these transactions, which were amortized to the maturity date of March 31, 2017.  In connection with the Additional Convertible Note Financings, the Convertible Notes were amended and their respective maturity dates were extended from October 31, 2016 to March 31, 2017. The amendments are accounted for as a modification for accounting purposes.

In connection with the Merger (Note 1) the Convertible Notes and accrued interest were converted into the Company’s common stock.

5. Common Stock

As of March 31, 2018 and December 31, 2017, the Company had 300,000,000 shares of authorized common stock with par value of $0.0001 per share.

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

Other Restrictions

Certain other stockholders, and certain key employees, (the “Restricted Holders”) and any stockholders holding or beneficially owning 1% or more of our common stock after giving effect to the Merger, agreed, for a period of 12 months following the Closing Date, that it will not, directly or indirectly, effect or agree to effect any short sale (as defined in Rule 200 under Regulation SHO of the Securities Exchange Act of 1934 (“the Exchange Act”), whether or not against the box, establish any “put equivalent position” (as defined in Rule 16a-1(h) under the Exchange Act) with respect to the common stock, borrow or pre-borrow any shares of common stock, or grant any other right (including, without limitation, any put or call option) with respect to the common stock or with respect to any security that includes, relates to or derives any significant part of its value from the common stock or otherwise seek to hedge its position in the common stock.

Warrants to Purchase Common Stock

At March 31, 2018 and December 31, 2017, the Company had warrants outstanding for the purchase of 317,562 shares of the Company’s common stock at an exercise price of $5.00 per share.  The warrants have a three-year term and expire on March 15, 2020.  The Warrants were issued in connection with the Offering.  At the expiration date of the warrant, if the fair value of the Company’s common stock exceeds the exercise price, the warrant will be automatically exercised and the exercise price will be fulfilled through the net share settlement provisions.  The number of shares and the exercise price shall be adjusted for standard ant-dilution events such as stock splits, combinations, reorganizations, or issue shares as part of a stock dividend.   Upon a change of control, the warrant holder will have the right to receive securities, cash or other properties it would have been entitled to receive had the warrant been exercised. The Warrants are equity classified instruments and do not contain contingent exercise provisions, or other features, that would preclude the Company from concluding that the Warrants are indexed solely to the Company’s stock.

6. Preferred Stock

At March 31, 2018, the Company had 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital.  No preferred stock was issued and outstanding at March 31, 2018 and December 31, 2017.

7. Stock-Based Compensation

Pursuant to the Merger (Note 1), the Company assumed the Aerpio Therapeutics, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  Options covering an aggregate of 881,289 and 898,962 shares of the Company’s common stock at March 31, 2018 and December 31, 2017 respectively, are still governed by the 2011 Plan except that all references in the 2011 Plan to Aerpio, will now be the Company.

In March 2017, the Company’s Board of Directors adopted, and the stockholders approved, the 2017 Stock Option and Incentive Plan (the “2017 Plan”), that became effective in April 2017.  The 2017 Plan provides for the issuance of incentive awards up to 4,600,000 shares of common stock to officers, employees, consultants and directors, less the number of shares subject to issued and outstanding awards under the 2011 Plan that were assumed in the Merger.  The 2017 Plan also provides that the number of shares reserved for issuance thereunder will be increased annually on the first day of each year beginning in 2018 by four percent (4%) of the shares of our common stock outstanding on the last day of the immediately preceding year or such smaller increase as determined by our Board of Directors.  As of March 31, 2018 and December 31, 2017, 1,161,737 and 1,179,410 stock awards were outstanding under the 2017 Plan and the 2011 Plan. This excludes 733,570 inducement stock awards outside of the plans outstanding at March 31, 2018 and December 31, 2017.

Stock Options

The options granted generally vest over 48 months. For employees with less than one year’s service, options vest in installments of 25% at the one-year anniversary and thereafter in 36 equal monthly installments beginning in the 13th month after the initial Vesting Commencement Date (as defined), subject to the employee’s continuous service with the Company. Options granted to other employees vest in 48 equal monthly installments after the initial Vesting Commencement Date, subject to the employee’s continuous service with the Company. The options generally expire ten years after the date of grant. The fair value of the options at the date of grant is recognized as an expense over the requisite service period.  No option awards were granted in the three months ended March 31, 2018 and 2017.  As of both March 31, 2018 and December 31, 2017, 3,391,960 shares are reserved for issuance under the 2017 Plan.

The following table summarizes the stock option activity during the three months ended March 31, 2018:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	1,912,980	$3.72	8.24	$2,738,704
Granted	—	—
Exercised	(16,802)	1.31
Expired/cancelled	(871)	1.50
Outstanding, March 31, 2018	1,895,307	$3.74	8.02	$2,678,056
Expected to vest, March 31, 2018	1,125,669	$5.13	9.49	$336,453
Options exercisable, March 31, 2018	769,638	$1.71	5.88	$2,341,603

Aggregate intrinsic value represents the estimated fair value of the Company’s common stock at March 31, 2018 in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

Compensation expense for stock options was $731,373 and $81,120 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $2,785,245 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.77 years.

Restricted Stock

Shares of restricted stock generally have similar vesting terms as stock options. A summary of the Company’s restricted stock activity and related information during the three months ended March 31, 2018, is as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2018	91,576	$2.12
Granted	60,000	4.75
Vested	(70,605)	3.39
Forfeited	(741)	2.20
Nonvested, March 31, 2018	80,230	$2.97

The Company recognized compensation expense for restricted stock of $348,348 and $74,265 for the three months ended March 31, 2018 and 2017, respectively.   As of March 31, 2018, there was $104,843 of unrecognized compensation cost related to these restricted stock grants, which is expected to be recognized over a weighted average period of 0.47 years.

Compensation Expense Summary

The Company has recognized the following compensation cost related to employee and non-employee stock-based compensation activity:

	Three Months Ended March 31,
	2018	2017
Research and development	$59,064	$115,302
General and administrative	1,020,657	40,083
Total	$1,079,721	$155,385

8. Income Taxes

The Company did not record a current or deferred income tax expense or benefit for the three months ended March 31, 2018 and 2017, due to the Company’s net losses and increases in its deferred tax asset valuation allowance.  The impacts of the 2017 Tax Act disclosed in the December 31, 2017 Form 10-K were provisional in nature and there have been no adjustments the provisional amounts in the three months ended March 31, 2018. We will continue to evaluate the provisional amounts in light of the requirements of the 2017 Tax Act until our 2017 Federal Income Tax Return is filed with the Internal Revenue Service Agency.

9. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
	2018	2017
Net and comprehensive loss	$(7,425,532)	$(4,995,703)
Adjustment of redeemable convertible preferred stock to redemption value	—	(943,297)
Net loss attributable to common stockholders	$(7,425,532)	$(5,939,000)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(1.06)
Weighted average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,045,509	5,605,151

The following weighted average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2018	2017
Options to purchase common stock	1,895,307	924,706
Unvested restricted stock	80,230	196,419
Warrants to purchase common stock	317,562	317,562

10. Commitments and Contingencies

The Company is a party to a lease covering 7,580 square feet of space in Cincinnati, Ohio. The Company signed a fourth lease amendment in March 2018, extending the lease through July 2021.  The lease agreement contains free rent and escalating rent payments.  Rent expense is recorded on the straight-line basis over the initial term with the differences between rent expense and rent payments recorded as deferred rent. In November 2017, the Company renewed a lease covering 687 square feet of space in Dexter, MI that expires in October 2019. Total rent expense for all operating leases was $37,376 and $51,289 for the three months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018, the Company had deferred rent of $31,042, which is included in accrued expenses in the accompanying condensed consolidated balance sheet.  As of March 31, 2018, non-cancelable future minimum lease payments under the existing operating lease were $396,785.  As of March 31, 2018, future payments related to operating leases activities are presented in the table below.

	2018	2019	2020 and Thereafter	Total
Operating leases	$83,659	$125,660	$187,466	$396,785

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

11.  Employee Stock Purchase Plan

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Aerpio Pharmaceuticals, Inc. should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included in this Quarterly Report on Form 10Q for the period ended March 31, 2018. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of our Annual Report on Form 10K for the fiscal year ended December 31, 2017 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Operating Overview

We are a biopharmaceutical company focused on advancing first-in-class treatments for ocular disease. Our lead product candidate, AKB-9778, a small molecule activator of the Tie-2 pathway, is being developed for the treatment of diabetic retinopathy, or DR, a disease characterized by progressive compromise of blood vessels in the back of the eye. The Tie2 receptor is expressed almost exclusively in endothelial cells (cells that line the inside of blood vessels) and its activity is essential for maintaining vascular stability and preventing blood vessel compromise associated with diabetes. We have completed a Phase 2a trial of AKB-9778 in 144 patients with diabetic eye disease. Based on the results from this trial, we believe AKB-9778 has the potential to stop, slow down or reverse the damage to blood vessels caused by diabetes. In contrast to marketed treatments for DR that are administered by a physician via intraocular injection, we intend to deliver AKB-9778 systemically by self-administered subcutaneous injection, similar to insulin. We believe that this delivery method provides an opportunity to treat diabetic eye disease at an earlier stage and reduces the likelihood of developing vision-threatening complications. In June 2017, we initiated a 48-week, double-masked, Phase 2b clinical trial, which we refer to as TIME-2b, in patients with DR who have not developed more serious complications such as diabetic macular edema, or DME or proliferative diabetic retinopathy, or PDR.

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

Compromise of Tie2 function is also implicated in other vascular complications of diabetes.  We believe systemic treatment with AKB-9778 may address some of the most debilitating of these complications, including diabetic nephropathy and peripheral vascular disease.  If we are successful in developing and commercializing AKB-9778 for DR, we may conduct clinical trials to evaluate AKB-9778’s potential to reduce or delay the need for kidney dialysis and reduce amputations.

In addition to diabetic vascular disease, existing preclinical and clinical evidence suggest the potential of AKB-9778 for reducing intraocular pressure in primary open angle glaucoma, or POAG, and ocular hypertension. We plan to initiate a Phase 1b clinical trial in the second quarter of 2019 to evaluate AKB-9778, administered via topical eye drops, for POAG and, if we observe positive results, we expect to initiate a Phase 2 program for this indication.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, and undertaking preclinical and clinical studies. We have not generated any revenues to date, nor is there any assurance of future revenues. Our product candidates are subject to long development cycles, and there is no assurance we will be able to successfully develop, obtain regulatory approval for, or market our product candidates. As of March 31, 2018, we had an accumulated deficit of $116.0 million and anticipate incurring additional losses for the next several years.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s inability to obtain required funding in the near future could have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.   Based on the Company’s current cash reserves of $13.8 million at March 31, 2018 and financial condition as of this Quarterly Report on Form 10-Q, there is substantial doubt about the Company’s ability to continue as a going concern. We believe our existing cash and cash equivalent will be sufficient to fund currently planned operations into the fourth quarter of fiscal year 2018.

Basis of Presentation

The following discussion highlights Aerpio’s results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the consolidated balance sheets and the consolidated statements of operation and comprehensive loss presented herein. The following discussion and analysis are based on the Company’s condensed consolidated financial statements contained in this Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

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

Interest Income (Expense), net

Interest income, net for 2018 consists primarily of interest income received on our cash and cash equivalents.  Interest expense, net for 2017 consists primarily of interest and amortization of debt issuance costs related to our secured convertible promissory notes.  The secured convertible notes converted into shares of our common stock in connection with the Merger and Offering.

Grant Income

Grant income is recognized as earned based on contract work performed.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Operating Expenses

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$4,028,812	$2,255,584
General and administrative	3,447,836	2,504,001
Total operating expenses	$7,476,648	$4,759,585

Research and Development

Research and development expenses for the three months ended March 31, 2018, increased approximately $1.8 million or 79%, compared to the three months ended March 31, 2017. This increase was the result of increased spending on our lead program, AKB-9778, partially offset by small decreases in spending on our pipeline programs AKB-4924 and ARP-1536.

The $1.9 million increase in spending in our lead program, AKB-9778, for the three months ended March 31, 2018, from the corresponding period in 2017 is primarily attributed to the ongoing cost of the double-blind Phase 2 DR clinical trial initiated in the second quarter of 2017.

The $0.1 million decrease in spending on our pipeline programs, for the three months ended March 31, 2018, from the corresponding period in 2017 is primarily due to our decision to focus on the lead program while pursuing alternative strategies to fund further development activities for one or both of the pipeline programs.

General and Administrative

General and administrative expenses in the three months ended March 31, 2018, increased approximately $1.0 million, or 38%, compared to the three months ended March 31, 2017. This increase was primarily attributable to a $1.0 million increase stock compensation expense, and a $0.5 million increase in personnel and related expenses offset by a decrease in legal expenses.

Other Income (Expense), net

	Three Months Ended March 31,
	2018	2017
Other income (expense):
Grant income	$—	$35,657
Interest income (expense), net	51,116	(271,775)
Total other income (expense), net	$51,116	$(236,118)

Grant income

Grant income is recognized as earned based on contract work performed. Grant income amounts can vary greatly from period to period depending on the funding and needs of the party for whom we perform the requested services.

Interest income (expense), net

Interest income in the three months ended March 31, 2018 reflects interest earned during the period on cash balances invested in short term money market instruments.  The net proceeds received in the Offering on March 15, 2017, less cash used in operations, were available for investment. The interest expense in the corresponding three-month period in 2017 was primarily related to the senior secured convertible notes issued in fiscal 2016, totaling an aggregate principal amount of approximately $12.5 million, and one note financing in the first quarter of fiscal 2017, totaling an aggregate principal amount of approximately $0.3 million, offset in part by a small amount of interest income earned on invested cash balances. The notes accrued interest at the rate of eight percent (8%) per annum, compounded annually.  The principal and accrued interest on the secured convertible notes was converted into common stock on March 15, 2017, in connection with the Merger.

Liquidity and Capital Resources

Since inception, we have incurred significant net losses and negative cash flows from operations. For the three months ended March 31, 2018 and 2017, we had net losses of $7.4 million and $5.0 million, respectively. At March 31, 2018 and December 31, 2017, we had an accumulated deficit of $116.0 million and $108.6 million, respectively.

At March 31, 2018, we had cash and cash equivalents of $13.8 million. To date, we have financed our operations principally through the Offering, private placements of our redeemable convertible preferred stock, common stock and issuances of secured convertible promissory notes.  Based on our current plans, we expect that our existing cash and cash equivalents, will enable us to conduct our planned operations into the fourth quarter of fiscal 2018.

Additionally, in February 2018, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement allows us to sell from time-to-time up to $150 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. The shelf registration statement is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(6,513,822)	$(3,929,121)
Net cash used in investing activities	(8,498)	(2,208)
Net cash provided by financing activities	21,992	37,460,744
Net (decrease) increase in cash and cash equivalents	$(6,500,328)	$33,529,415

Operating Activities

We have historically experienced negative cash outflows as we developed AKB-9778, ARP-1536 and AKB-4924. Our net cash used in operating activities primarily results from our net loss adjusted for non-cash expenses and changes in working capital components. Our primary uses of cash from operating activities are amounts due to contract research organizations for the conduct of our clinical programs, employee-related expenditures for research and development and general and administrative activities. Our cash flows from operating activities will continue to be affected principally by increased spending to advance of our product candidates in the clinic, personnel to support those activities and other operating and general administrative activities.

For the three months ended March 31, 2018, operating activities used $6.5 million in cash, primarily as a result of our net loss of approximately $7.4 million, offset by $1.1 million in non-cash expenses that consisted primarily of stock compensation expense and depreciation expense and $0.2 million from decreases in net working capital. For the three months ended March 31, 2017, operating activities used $3.9 million in cash, primarily as a result of our net loss of $5.0 million, offset by $0.6 million in increases in net working capital and $0.5 of non-cash expenses consisting of stock compensation expense, non-cash interest expense, amortization of debt issuance costs and depreciation expense.

Investing Activities

Cash used in investing activities for the three-month periods ended March 31, 2018 and 2017, was due to capital expenditures to support our operations.

Financing Activities

During the three months ended March 31, 2018, we received $21,992 from the exercise of stock options.

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

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business during the period covered by this Form 10-Q from the contractual obligations and commitments as of December 31, 2017 described in our Annual Report on Form 10-K filed with the SEC on March 15, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2018, the Company issued 60,000 shares of restricted stock to two consultants at a weighted average share price of $4.75. In February 2018, the Company repurchased 741 shares of common stock, unvested under a restricted stock agreement at the time the agreement was terminated. In addition, in February 2018, the Company issued 16,802 shares of common stock at a weighted average share price of $1.31 in connection with stock option exercises under the Aerpio Therapeutic, Inc. 2011 Equity Incentive Plan.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
10.1

Fourth Amendment to Office Lease and Assignment and Assumption of Lease, dated March 29, 2018, by and between Blue Ash Landings Acquisition, LLC and Aerpio Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K filed with the Securities and Exchange Commission on April 2, 2018, File No. 000-53057)

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

AERPIO PHARMACEUTICALS, INC.

Date: May 15, 2018	By:	/s/ Stephen Hoffman, M.D., Ph.D.
Stephen Hoffman M.D., Ph.D.
Director, Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Michael Rogers
Michael Rogers
Chief Financial Officer (Principal Financial and Principal Accounting Officer)