Form 10-Q
period 2018-06-30
Aerpio Pharmaceuticals, Inc.
filed 2018-08-14
CIK 1422142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-38560

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

As of August 14, 2018, the registrant had  40,579,857 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,783,210	$20,264,109
Prepaid research and development contracts	428,845	313,140
Other current assets	213,461	322,221
Total current assets	69,425,516	20,899,470

Furniture and equipment, net	92,056	107,223
Deposits	20,960	20,960
Total assets	$69,538,532	$21,027,653

Liabilities and stockholders´ equity
Current liabilities:
Accounts payable and accrued expenses	$2,965,457	$3,592,164
Deferred revenue	18,666,667	—
Total current liabilities	21,632,124	3,592,164
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 300,000,000 shares authorized and 38,833,507 and 27,070,038 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	3,884	2,707
Additional paid-in capital	169,880,703	125,995,438
Accumulated deficit	(121,978,179)	(108,562,656)
Total stockholders’ equity	47,906,408	17,435,489
Total liabilities and stockholders’ equity	$69,538,532	$21,027,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
License revenue	$1,333,333	$—	$1,333,333	$—
Operating expenses
Research and development	4,228,934	3,169,115	8,257,746	5,424,699
General and administrative	3,140,854	2,414,747	6,588,690	4,918,748
Total operating expenses	7,369,788	5,583,862	14,846,436	10,343,447
Loss from operations	(6,036,455)	(5,583,862)	(13,513,103)	(10,343,447)
Grant income	—	11,239	—	46,896
Interest income (expense), net	46,464	52,316	97,580	(219,459)
Total other income (expense)	46,464	63,555	97,580	(172,563)
Net and comprehensive loss	$(5,989,991)	$(5,520,307)	$(13,415,523)	$(10,516,010)

Reconciliation of net loss attributable to common stockholders:
Net and comprehensive loss	$(5,989,991)	$(5,520,307)	$(13,415,523)	$(10,516,010)
Adjustment of redeemable convertible preferred stock to redemption value	—	—	—	(943,297)
Net loss attributable to common stockholders	$(5,989,991)	$(5,520,307)	$(13,415,523)	$(11,459,307)

Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.21)	$(0.49)	$(0.70)
Weighted average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,340,914	26,895,164	27,194,028	16,313,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

	For the Six Months Ended June 30, 2018 (unaudited)
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2017	27,070,038	$2,707	125,995,438	$(108,562,656)	$17,435,489
Issuance of restricted stock	60,000	6	(6)	—	—
Issuance of common stock upon exercise of stock options	17,802	2	23,650	—	23,652
Issuance of common stock, net of issuance costs of $3,093,489	11,688,000	1,169	41,904,143	—	41,905,312
Forfeiture of restricted stock	(2,333)	—	—	—	—
Share-based compensation expense	—	—	1,957,478	—	1,957,478
Net and comprehensive loss	—	—	—	(13,415,523)	(13,415,523)
Balance at June 30, 2018	38,833,507	$3,884	$169,880,703	$(121,978,179)	$47,906,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2018	2017
Operating activities:	(unaudited)
Net and comprehensive loss	$(13,415,523)	$(10,516,010)
Adjustments to reconcile net and comprehensive loss to net cash provided by (used in) operating activities:
Depreciation	23,665	27,117
Stock-based compensation	1,957,478	266,909
Amortization of debt issuance costs	—	75,561
Interest expense related to convertible note conversion	—	204,929
Changes in operating assets and liabilities:
Prepaid research and development contracts	(115,705)	42,370
Other current assets	108,760	(222,220)
Accounts payable and other current liabilities	(626,707)	(130,711)
Deferred revenue	18,666,667	—
Net cash provided by (used in) operating activities	6,598,635	(10,252,055)
Investing activities:
Purchase of furniture and equipment	(8,498)	(6,547)
Net cash used in investing activities	(8,498)	(6,547)
Financing activities:
Proceeds from exercise of stock options	23,652	36,101
Proceeds from issuances of convertible notes	—	297,354
Proceeds from sale of common stock	44,998,801	40,247,775
Cash paid in connection with the sale of common stock	(3,093,489)	(3,084,385)
Net cash provided by financing activities	41,928,964	37,496,845

Net increase in cash and cash equivalents	48,519,101	27,238,243
Cash and cash equivalents at beginning of year	20,264,109	1,609,694
Cash and cash equivalents, six months ended	$68,783,210	$28,847,937

Non-cash financing activities
Conversion of redeemable convertible preferred stock into common stock	$—	$74,701,187
Conversion of convertible notes and accrued interest into common stock	—	13,447,934
Accretion of redeemable convertible preferred stock to redemption value	—	943,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Organization and Operations

Aerpio Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on advancing first-in-class treatments for ocular disease.  The Company’s lead product candidate, AKB-9778, a small molecule activator of the Tie2 pathway, is being developed for the treatment of non-proliferative diabetic retinopathy, or NPDR, a disease characterized by progressive compromise of blood vessels in the back of the eye.  The Company was incorporated as Zeta Acquisition Corp. II (“Zeta”) in the State of Delaware on November 16, 2007. Prior to the Merger, (as defined below), Zeta was a “shell company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

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

At the effective time of the Merger, the shares of Aerpio’s (i) common stock issued and outstanding immediately prior to the closing of the Merger (including restricted common stock, whether vested or unvested, issued under the Aerpio’s 2011 Equity Incentive Plan), and (ii) redeemable convertible preferred stock issued and outstanding immediately prior to the closing of the Merger, were converted into shares of the Company’s common stock. In addition, immediately prior to the Merger, the outstanding amounts under certain senior secured convertible notes issued by Aerpio to its pre-Merger noteholders were converted into shares of Aerpio’s preferred stock, which were then converted to shares of Aerpio’s common stock and subsequently were converted into shares of the Company’s common stock, together with the other shares of the Aerpio’s common stock described above. In addition, pursuant to the Merger Agreement options to purchase shares of Aerpio’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed and converted into options to purchase shares of the Company’s common stock. All the outstanding capital stock of Aerpio was converted into shares of the Company’s common stock on a 2.3336572:1 basis.

As a result of the Merger, the Company acquired the business of Aerpio and will continue the existing business operations of Aerpio as a public reporting company under the name Aerpio Pharmaceuticals, Inc. Immediately after the Merger, on March 15, 2017, Aerpio converted into a Delaware limited liability company (the “Conversion”).

Immediately following the Conversion, the pre-Merger stockholders of Zeta surrendered for cancellation 4,000,000 of the 5,000,000 shares of the outstanding common stock of Zeta, (the “Share Cancellation”).  Following the Share Cancellation, on March 15, 2017, the Company closed a private placement offering (the “2017 Offering”) of 8,049,555 shares of the Company’s common stock, at a purchase price of $5.00 per share, for net proceeds of $37.2 million and the issuance of warrants with a term of three years, to purchase 317,562 shares of the Company’s common stock at an exercise price of $5.00 per share.

The Merger was treated as a recapitalization and reverse acquisition for financial reporting purposes. The Company is the legal acquirer of Aerpio in the transaction.  However, Aerpio is considered the acquiring company for accounting purposes since (i) former Aerpio stockholders own in excess of 50% of the combined enterprise on a fully diluted basis immediately following the Merger and 2017 Offering, and (ii) all members of the Company’s executive management and Board of Directors are from Aerpio. In accordance with “reverse merger” or “reverse acquisition” accounting treatment, the unaudited condensed consolidated interim financial statements for the periods ended June 30, 2018 and June 30, 2017 include the accounts of the Company and its wholly owned subsidiary, Aerpio Therapeutics, LLC.

On June 26, 2018, the Company  priced an underwritten public offering for the sale of 11,688,000 shares of its common stock (the “2018 Offering”).  The offering closed on June 28, 2018.  Upon execution of this 2018 Offering, the company received net proceeds of approximately $41.9 million after deducting underwriting discounts and commissions and offering expenses. Subsequent to June 30, 2018, net proceeds of $6.2 million were received, after deductions, relating to the sale of 1,720,200 shares of common stock to cover underwriter overallotments.

The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its technology, identifying potential product candidates, and undertaking preclinical and clinical studies. The Company’s revenue to date has been limited to license revenue from Gossamer.  Future revenue is dependent on the terms of the Agreement. The Company’s product candidates are subject to long development cycles, and there is no assurance the Company will be able to successfully develop, obtain regulatory approval for, or market its product candidates.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Securities and Exchange Commission (“SEC”) regulations and include all of the information and disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP" or "GAAP") for interim financial reporting, and, in the opinion of management include all adjustments necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows for each period presented. All adjustments are of a normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Aerpio Pharmaceuticals, Inc. for the year ended December 31, 2017, included in the Annual Report on Form 10-K filed with the SEC on March 15, 2018. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The Company’s condensed consolidated financial statements are stated in U.S. Dollars.

Reclassification

Certain prior year balances within the condensed consolidated statement of cash flows were reclassified to conform with current period presentation.  As a result of the current year reclassification, there were no changes in any subtotals or totals of the condensed consolidated statement of cash flows.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, which is the business of developing and commercializing proprietary therapeutics. All the assets and operations of the Company’s sole operating segment are located in the United States.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: grant date fair value of the Company’s stock-based awards, accrued expenses, and income taxes.

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

Revenue Recognition

At the inception of an arrangement, the Company evaluates if a counterparty to a contract is a customer, if the arrangement is within the scope of revenue from contracts with customers guidance, and the term of the contract.  The Company recognizes revenue when its customer obtains control of promised goods or services in a contract for an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. For contracts with customers, the Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.  The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. As part of the accounting for contracts with customers, the Company must develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. The Company then allocates the total transaction price to each performance obligation based on the estimated standalone selling prices of each performance obligation. The Company recognizes the amount of the transaction price as revenue that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied.

The Company enters into collaboration arrangements, under which it licenses certain rights to its intellectual property to third parties. The terms of these agreements may include payment to the Company of one or more of the following: nonrefundable, upfront license fees; development, sale and commercial milestone payments and royalties on net sales of licensed products. Each of these types of payments are classified as license revenue except for revenue from royalties on net sales of licensed products, which are classified as royalty revenue.

For each collaboration agreement that results in revenues, the Company identifies all material promised goods and services, which may include a license to intellectual property, research and development activities and/or transition activities. Promised goods or services are considered to be separate performance obligations if they are distinct. In order to determine the transaction price to be allocated to each performance obligation, in addition to any upfront payment, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. The Company constrains (reduces) the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.

Once the estimated transaction price is established, amounts are allocated to the performance obligations that have been identified. The transaction price is generally allocated to each separate performance obligation on a relative standalone selling price basis. The Company must develop assumptions that require judgment to determine the standalone selling price (SSP) in order to account for these agreements. To determine the standalone selling price the Company’s assumptions may include (i) assumptions regarding the probability of obtaining marketing approval for the drug candidate, (ii) estimates regarding the timing of and the expected costs to develop and commercialize the drug candidate, (iii) estimates of future cash flows from potential product sales with respect to the drug candidate and (iv) appropriate discount and tax rates. Standalone selling prices used to perform the initial allocation are not updated after contract inception. The Company does not include a financing component to its estimated transaction price at contract inception unless it estimates that certain performance obligations will not be satisfied within one year.

Upfront License Fees: If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from nonrefundable, upfront license fees based on the relative value prescribed to the license compared to the total value of the arrangement. The revenue is recognized when the license is transferred to the collaborator and the collaborator is able to use and benefit from the license.  For licenses that are not distinct from other obligations identified in the arrangement, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, the Company applies an appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, upfront license fees.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Development Milestone Payments: Depending on facts and circumstances, the Company may conclude that it is appropriate to include the milestone in the estimated transaction price using the most likely amount method or that it is appropriate to fully constrain the milestone. A milestone payment is included in the transaction price in the reporting period that the Company concludes that it is probable that recording revenue in the period will not result in a significant reversal in amounts recognized in future periods. The Company may record revenues from certain milestones in a reporting period before the milestone is achieved if the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. The Company records a corresponding contract asset when this conclusion is reached. Milestone payments that have not been included in the transaction price to date are fully constrained. These milestones remain fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. The Company re-evaluates the probability of achievement of such development milestones and any related constraint each reporting period. The Company adjusts its estimate of the overall transaction price, including the amount of collaborative revenue that it has recorded, if necessary.

Sales-based Milestone and Royalty Payments: The Company’s collaborators may be required to pay the Company sales-based milestone payments or royalties on future sales of commercial products.  The Company recognizes revenues related to sales-based milestone and royalty payments upon the later to occur of (i) achievement of the collaborator’s underlying sales or (ii) satisfaction of any performance obligation(s) related to these sales, in each case assuming the license to the Company’s intellectual property is deemed to be the predominant item to which the sales-based milestones and/or royalties relate.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all of the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of June 30, 2018, and December 31, 2017, the Company does not have any significant uncertain tax positions. If incurred, the Company would classify interest and penalties on uncertain tax positions as income tax expense.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts payable and accrued expenses and deferred revenue. The Company values cash equivalents using quoted market prices. The fair value of accounts payable and accrued expenses and deferred revenue approximates its carrying value because of its short-term nature.

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

To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers within the fair value hierarchy in the six months ended June 30, 2018. The assets of the Company measured at fair value on a recurring basis as of June 30, 2018, and December 31, 2017, are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2018
Assets:
Cash and cash equivalents	$68,783,210	$—	$—	$68,783,210
Total assets	$68,783,210	$—	$—	$68,783,210
December 31, 2017
Assets:
Cash and cash equivalents	$20,264,109	$—	$—	$20,264,109
Total assets	$20,264,109	$—	$—	$20,264,109

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are the only financial instruments that potentially subject the Company to concentrations of credit risk. At June 30, 2018, and December 31, 2017, all the Company’s cash was deposited in accounts at two principal financial institutions. The Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.

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

In May 2014, the FASB issued amended guidance for revenue recognition, Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The Company adopted the new guidance on January 1, 2018 as it relates to the License Agreement discussed in Footnote 12.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU is intended to simplify accounting for share-based payments and requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows rather than being recorded within equity and reflected within financing cash flows. The ASU also provides an option for companies to recognize forfeitures as they occur rather than estimating the number of awards expected to be forfeited. The Company adopted this ASU on January 1, 2017 and has applied the new guidance related to excess tax benefits on a prospective basis. The Company also elected to account for forfeitures of share-based payments as they occur.  The adoption of this ASU was not material to the condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” This ASU will require lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability. For statement of operations purposes, the FASB retained a dual model, requiring leases to be classified as finance leases or operating leases. This update is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the effect that adoption of the new standard and developing a process to ensure that a complete population of leases is assessed under this ASU.  It is anticipated that the adoption of this ASU will have a material impact on the condensed consolidated balance sheet.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230).” The objective of this update is to provide additional guidance and reduce diversity in practice when classifying certain transactions within the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted these ASUs as of January 1, 2018.  The adoption of these ASUs did not have an impact on the Company’s condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Stock Compensation - Scope of Modification Accounting.” This ASU provides clarification around which changes to the terms or conditions of a share-based payment award require the application of modification accounting under ASC 718. The Company adopted this ASU as of January 1, 2018. The adoption of this ASU did not have an impact on the Company’s condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.” This ASU improves financial reporting for share-based payments issued to nonemployees under ASC 718 by expanding the scope of the employee share-based payments guidance to include share-based payments issued to nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 31, 2018, including interim periods within that fiscal year. The Company has not yet adopted this ASU and is currently evaluating the effect that adoption of this new standard will have on its condensed consolidated financial statements.

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	June 30,	December 31,
	2018	2017
Accounts payable	$1,073,561	$1,276,537
Professional fees	593,772	277,217
Accrued bonus	636,706	833,650
Accrued vacation	136,189	69,549
Accrued project costs	503,666	1,069,852
Other	21,563	65,359
Total accounts payable and accrued expenses	$2,965,457	$3,592,164

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

In October 2016 and February 2017, Aerpio executed additional senior secured Convertible Note financings (the “Additional Convertible Notes” or the “Additional Convertible Note Financings”) totaling approximately $3,500,000 and $300,000 respectively, with certain preferred investors of Aerpio. The terms of the Additional Convertible Notes are identical to the Convertible Notes and are treated as extensions of the original Convertible Note Financing. The Company incurred $125,935 of costs associated with these transactions, which were amortized to the maturity date of March 31, 2017.  In connection with the Additional Convertible Note Financings, the Convertible Notes were amended and their respective maturity dates were extended from October 31, 2016 to March 31, 2017. The amendments were accounted for as a modification for accounting purposes.

In connection with the Merger (Note 1) the Convertible Notes and accrued interest were converted into the Company’s common stock.

5. Common Stock

As of June 30, 2018, and December 31, 2017, the Company had 300,000,000 shares of authorized common stock with par value of $0.0001 per share.

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

Warrants to Purchase Common Stock

At June 30, 2018, and December 31, 2017, the Company had warrants outstanding for the purchase of 317,562 shares of the Company’s common stock at an exercise price of $5.00 per share.  The warrants have a three-year term and expire on March 15, 2020.  The warrants were issued in connection with the 2017 Offering.  At the expiration date of the warrant, if the fair value of the Company’s common stock exceeds the exercise price, the warrant will be automatically exercised and the exercise price will be fulfilled through the net share settlement provisions.  The number of shares and the exercise price shall be adjusted for standard ant-dilution events such as stock splits, combinations, reorganizations, or issue shares as part of a stock dividend.   Upon a change of control, the warrant holder will have the right to receive securities, cash or other properties it would have been entitled to receive had the warrant been exercised. The warrants are equity classified instruments and do not contain contingent exercise provisions, or other features, that would preclude the Company from concluding that the warrants are indexed solely to the Company’s common stock.

6. Preferred Stock

At June 30, 2018, the Company had 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital.  No preferred stock was issued and outstanding at June 30, 2018, and December 31, 2017.

7. Stock-Based Compensation

Pursuant to the Merger (Note 1), the Company assumed the Aerpio Therapeutics, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  Options covering an aggregate of 856,211 and 898,962 shares of the Company’s common stock at June 30, 2018, and December 31, 2017, respectively, are still governed by the 2011 Plan except that all references in the 2011 Plan to Aerpio, will now be the Company.

In March 2017, the Company’s Board of Directors adopted, and the stockholders approved, the 2017 Stock Option and Incentive Plan (the “2017 Plan”), that became effective in April 2017.  The 2017 Plan provides for the issuance of incentive awards up to 4,600,000 shares of common stock to officers, employees, consultants and directors, less the number of shares subject to issued and outstanding awards under the 2011 Plan that were assumed in the Merger.  The 2017 Plan also provides that the number of shares reserved for issuance thereunder will be increased annually on the first day of each year beginning in 2018 by four percent (4%) of the shares of our common stock outstanding on the last day of the immediately preceding year or such smaller increase as determined by our Board of Directors.  In April 2018, to Board approved a 4% increase adding 1,082,802 shares to the 2017 Plan. As of June 30, 2018, and December 31, 2017, 2,551,859 and 1,179,410 stock awards were outstanding under the 2017 Plan and the 2011 Plan, respectively. This excludes 733,570 inducement stock awards issued outside of the 2017 Plan and the 2011 Plan outstanding at June 30, 2018 and December 31, 2017.

Stock Options

The options granted generally vest over 48 months. Under the 2017 Plan, options vest in installments of 25% at the one-year anniversary and thereafter in 36 equal monthly installments beginning in the 1st of the month after the initial Vesting Commencement Date (as defined), subject to the employee’s continuous service with the Company. The options generally expire ten years after the date of grant. The fair value of the options at the date of grant is recognized as an expense over the requisite service period.  1,515,200 option awards were granted in the three and six months ended June 30, 2018, and no option awards were granted in the three and six months ended June 30, 2017.  As of June 30, 2018, and December 31, 2017, 3,059,562 and 3,391,960 shares are reserved for issuance under the 2017 Plan, respectively.

The following table summarizes the stock option activity during the six months ended June 30, 2018:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	1,912,980	$3.72	8.24	$2,738,704
Granted	1,515,200	3.65
Exercised	(17,802)	1.33
Expired/cancelled	(124,949)	3.23
Outstanding, June 30, 2018	3,285,429	$3.72	8.66	$2,794,029
Expected to vest, June 30, 2018	2,495,026	$4.35	9.61	$862,367
Options exercisable, June 30, 2018	790,403	$1.71	5.67	$1,931,662

Aggregate intrinsic value represents the estimated fair value of the Company’s common stock at June 30, 2018, in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

Compensation expense for stock options was $822,850 and $38,954 for the three months ended June 30, 2018 and 2017, respectively and $1,554,223 and $120,075 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $5,154,532 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.65 years.

Restricted Stock

Shares of restricted stock generally have similar vesting terms as stock options. A summary of the Company’s restricted stock activity and related information during the six months ended June 30, 2018, is as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2018	91,576	$2.12
Granted	60,000	4.75
Vested	(97,020)	3.07
Forfeited	(2,333)	2.20
Nonvested, June 30, 2018	52,223	$3.38

The Company recognized compensation expense for restricted stock of $54,907 and $72,570 for the three months ended June 30, 2018 and 2017, respectively, and $403,255 and $146,834 for the six months ended June 30, 2018 and 2017, respectively.   As of June 30, 2018, there was $46,433 of unrecognized compensation cost related to these restricted stock grants, which is expected to be recognized over a weighted average period of 0.25 years.

Compensation Expense Summary

The Company has recognized the following compensation cost related to employee and non-employee stock-based compensation activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$114,749	$73,033	$174,013	$188,335
General and administrative	762,808	38,491	1,783,465	78,574
Total	$877,557	$111,524	$1,957,478	$266,909

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Option pricing and models require the input of various subjective assumptions, including the option’s expected live, expected dividend yield, price volatility and risk free interest rate of the underlying stock. Accordingly, the weighted-average fair value of the options granted during the three and six months ended June 30, 2018 was $2.27 per share. The calculation was based on the following assumptions.

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Expected term (years)	6.08	6.08
Risk-free interest rate	2.86%	2.86%
Expected volatility	66.34%	66.34%
Expected dividend yield	0.00%	0.00%

8. Income Taxes

The Company did not record a current or deferred income tax expense or benefit for the six months ended June 30, 2018 and 2017, due to the Company’s net losses and increases in its deferred tax asset valuation allowance. The impacts of The Tax Cuts and Jobs Act (the “2017 Tax Act”) disclosed in the December 31, 2017 Form 10-K were provisional in nature and there have been no adjustments the provisional amounts in the six months ended June 30, 2018. We will continue to evaluate the provisional amounts in light of the requirements of the 2017 Tax Act until our 2017 Federal Income Tax Return is filed with the Internal Revenue Service Agency.

9. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net and comprehensive loss	$(5,989,991)	$(5,520,307)	$(13,415,523)	$(10,516,010)
Adjustment of redeemable convertible preferred stock to redemption value	—	—	—	(943,297)
Net loss attributable to common stockholders	$(5,989,991)	$(5,520,307)	$(13,415,523)	$(11,459,307)
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.21)	$(0.49)	$(0.70)
Weighted average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,340,914	26,895,164	27,194,028	$16,313,324

The following weighted average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2018	2017
Options to purchase common stock	3,285,429	898,962
Unvested restricted stock	53,223	168,724
Warrants to purchase common stock	317,562	317,562

10. Commitments and Contingencies

The Company is a party to a lease covering 7,580 square feet of space in Cincinnati, Ohio. The Company signed a fourth lease amendment in March 2018, extending the lease through July 2021.  The lease agreement contains free rent and escalating rent payments.  Rent expense is recorded on the straight-line basis over the initial term with the differences between rent expense and rent payments recorded as deferred rent. In November 2017, the Company renewed a lease covering 687 square feet of space in Dexter, MI that expires in October 2019. Total rent expense for all operating leases was $58,662 and $102,442 for the six months ended June 30, 2018 and 2017, respectively.   As of June 30, 2018, non-cancelable future minimum lease payments under the existing operating lease were $366,957.  As of June 30, 2018, future payments related to operating leases activities are presented in the table below.

	2018	2019	2020 and Thereafter	Total
Operating leases	$53,831	$125,660	$187,466	$366,957

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

12.  License Agreement

On June 24, 2018, we entered into a License Agreement (the “Agreement”) with a wholly-owned subsidiary of Gossamer Bio, Inc., GB004, Inc. (collectively “Gossamer”), under which the Company has granted Gossamer an exclusive, sublicensable license to develop and commercialize AKB-4924 and other structurally related products worldwide, with initial development expected in the indications of induction and maintenance in ulcerative colitis and Crohn’s Disease (collectively “initial indications”).

Gossamer will be responsible for the development and commercialization of the licensed products, and a joint development committee will be formed to oversee the development and manufacturing activities related to the licensed products. Under the terms of the Agreement, Gossamer is obligated to use its commercially reasonable efforts to develop and commercialize licensed products in the United States, two major European countries and Japan for at least one of the initial indications. The Agreement includes an exclusivity provision that prohibits the Company from developing, manufacturing or commercializing, and prohibits Gossamer from clinically developing or commercializing certain HIF stabilizing compounds other than as permitted in the Agreement.

Pursuant to the terms of the Agreement, Gossamer is required to make an upfront payment to the Company of $20.0 million, which was received by the Company on June 28, 2018.

The Company is also eligible to receive development, commercial and sales milestone payments, with such payments contingent on the achievement of specified milestones with respect to the first licensed product for each of the first two initial indications. The Company is also eligible to receive tiered royalties on sales of licensed products at percentages ranging from a high-single-digit to mid-teens, subject to certain customary reductions. In addition, under certain circumstances, in lieu of receiving the foregoing milestone payments and royalties, the Company may elect to receive a specified percentage of payments received by Gossamer and its stockholders (with some exclusions) in connection with Gossamer’s grant of a sublicense or other rights to the licensed products or if Gossamer undergoes a change of control and the value of the transaction exceeds a certain value (provided that Gossamer can prevent the Company from exercising this option if the parent company of Gossamer is the entity undergoing the change of control). Conversely, the Company could be required to accept such a specified percentage of those payments, if Gossamer agrees to pay the Company a certain minimum upon Gossamer and its stockholders being paid. Such amount may be reduced if the subject transaction includes pharmaceutical candidates or products or other named asset categories in addition to the licensed products.

The Agreement expires on a licensed-product-by-licensed-product and country-by-country basis on the later of fifteen years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country. Either party may terminate the Agreement for an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party. Gossamer may terminate the Agreement in the event Gossamer determines there is a potential safety or efficacy issue with the licensed products. The Company may terminate the Agreement if Gossamer institutes certain actions related to the licensed patents. Under certain termination circumstances, the Company would have worldwide rights to the terminated program.

As of June 30, 2018, all development milestones, sales-based milestones, and royalty payments within the Agreement are constrained to the point where no transaction price has been allocated to the future milestones or royalty payments.  Consequently, at the date the Agreement was signed, the transaction price was solely attributable to the upfront payment which is currently being recognized ratably over a ninety-day transition period in accordance with Topic 606 and the Company’s policy.  The aforementioned transition period commenced on June 25, 2018 and $1.3 million of license revenue has been recorded within the condensed consolidated statement of operations and comprehensive loss for the three- and six-month period ending June 30, 2018.  Accordingly, the $18.7 remaining balance of the upfront payment is presented as deferred revenue in the accompanying condensed consolidated balance sheet as of June 30, 2018 and is expected to be recognized by the Company in the third quarter of fiscal 2018.

13.  Subsequent Events

On July 2, 2018, net proceeds of $6.2 million were received, after deducting expenses relating to the sale of 1,720,200 shares of common stock to cover underwriter overallotments associated with the June 2018 offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Aerpio Pharmaceuticals, Inc. should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2018. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of our Annual Report on Form 10K for the fiscal year ended December 31, 2017 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our research and development programs and future preclinical and clinical studies;
•	our ability to advance any product candidates into, and successfully complete, clinical studies and obtain regulatory approval for them;
•	the timing or likelihood of regulatory filings and approvals;
•	the commercialization, marketing and manufacturing of our product candidates, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
•	the implementation of our strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our expectations related to the use of our cash reserves, and estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	our ability to maintain and establish collaborations, including with Gossamer Bio, as well as the expected benefits from such collaboration;
•	our financial performance;
•	developments relating to our competitors and our industry, including the impact of government regulation; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Operating Overview

We are a biopharmaceutical company focused on advancing first-in-class treatments for ocular disease. Our lead product candidate, AKB-9778, a small molecule activator of the Tie-2 pathway, is being developed for the treatment of non-proliferative diabetic retinopathy, or NPDR, a disease characterized by progressive compromise of blood vessels in the back of the eye. The Tie2 receptor is expressed almost exclusively in endothelial cells (cells that line the inside of blood vessels) and its activity is essential for maintaining vascular stability and preventing blood vessel compromise associated with diabetes. We have completed a Phase 2a trial of AKB-9778 in 144 patients with diabetic eye disease. Based on the results from this trial, we believe AKB-9778 has the potential to slow down or possibly reverse the damage to blood vessels caused by diabetes. In contrast to marketed treatments for NPDR that are administered by a physician via intraocular injection, we intend to deliver AKB-9778 systemically by self-administered subcutaneous injection, similar to insulin. We believe that this delivery method provides an opportunity to treat diabetic eye disease at an earlier stage and reduces the likelihood of developing vision-threatening complications.

In June 2017, we initiated a 48-week, double-masked, Phase 2b clinical trial, which we refer to as TIME-2b, in patients with NPDR who have not developed more serious complications such as diabetic macular edema, or DME or proliferative diabetic retinopathy, or PDR.  The TIME-2b study is a double-masked, placebo-controlled multi-center trial that is currently on-going and has enrolled 167 patients randomized evenly to receive either AKB-9778 15 mg subcutaneously once daily, AKB-9778 15 mg subcutaneously twice daily or placebo for a 48-week treatment period. The primary endpoint of the TIME-2b study is the percentage of patients who improve by at least 2 steps in Diabetic Retinopathy Severity Score, or DRSS in the study eye.

Compromise of Tie2 function is also implicated in other vascular complications of diabetes.  We believe systemic treatment with AKB-9778 may address some of the most debilitating of these complications, including diabetic nephropathy.  If we are successful in developing and commercializing AKB-9778 for NPDR, we may conduct clinical trials to evaluate AKB-9778’s potential to reduce or delay the need for kidney dialysis.

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

In June 2018, we licensed AKB-4924, a selective stabilizer of hypoxia-inducible factor-1 alpha, or HIF-1 alpha to Gossamer Bio, Inc.  AKB-4924 is being developed for the treatment of inflammatory bowel disease. HIF-1 alpha is involved in mucosal wound healing and the reduction of inflammation in the gastrointestinal tract. We have completed a single ascending dose clinical trial in healthy volunteers for AKB-4924 and initiated a multiple ascending dose, or MAD study in the second quarter of 2018.  Gossamer is responsible for all remaining development and commercial activities for AKB-4924.

ARP-1536, our humanized monoclonal antibody directed at the same target as AKB-9778, is in preclinical development. We are evaluating development options for ARP-1536, including subcutaneous injection for the treatment of diabetic vascular complications and intravitreal injection for the treatment of advanced diabetic eye disease such as DME or PDR.

Except for the license agreement that we entered into with Gossamer in June 2018, our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, and undertaking preclinical and clinical studies. As of June 30, 2018, we generated $1.3 million in revenue and $18.7 million in deferred revenue related to the license agreement. However, there can be no assurance of future revenues either from future payments related to the Gossamer license or from our product candidates. Our product candidates are subject to long development cycles, and there is no assurance we will be able to successfully develop, obtain regulatory approval for, or market our product candidates. As of June 30, 2018, we had an accumulated deficit of $122.0 million and anticipate incurring additional losses for the next several years.

Our primary source of liquidity to date has been through the license agreement with Gossamer and public and private sales of our equity securities as well as the historical sales of redeemable convertible preferred stock, common stock and proceeds from convertible debt. We will need to raise additional funds to further advance our clinical research programs, commence additional clinical trials, and commercialize our products, if approved. While we continue to pursue financing alternatives, which may include equity financing, business development arrangements, licensing arrangements and business combination transactions, financing may not be available to us in the necessary time frame, in the amounts that we need, on terms that are acceptable to us or at all. If we are unable to raise the necessary funds when needed or reduce spending on currently planned activities, we may not be able to continue the development of our product candidates or we could be required to delay, scale back, or eliminate some or all of our development programs and other operations and will materially harm our business and consolidated financial position.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our expenses will likely increase substantially in connection with our ongoing activities.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s inability to obtain required funding in the near future could have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.   Based on the Company’s current cash reserves of $68.8 million at June 30, 2018 and financial condition as of this Quarterly Report on Form 10-Q, we believe our existing cash and cash equivalent will be sufficient to fund currently planned operations through the first quarter of fiscal year 2020.

Basis of Presentation

The following discussion highlights Aerpio’s results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the consolidated balance sheets and the consolidated statements of operation and comprehensive loss presented herein. The following discussion and analysis are based on the Company’s condensed consolidated financial statements contained in this Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such condensed consolidated financial statements and the related notes thereto.

Components of Statements of Operations and Comprehensive Loss

License Revenue

License revenue relates to the amortization of an upfront payment of $20.0 million received upon execution of the license agreement entered into with Gossamer during the second quarter of 2018.  According to the terms of the license agreement, this $20.0 million payment is recognized as revenue ratably over a ninety-day performance period beginning on June 25, 2018.

Operating Expenses

Research and Development   Research and development expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits and travel. These costs also consist of third-party service providers for our potential product development activities, third-party consulting services, laboratory supplies, research materials, medical equipment, computer equipment, and related depreciation and amortization. We expense research and development expenses as incurred. As we continue to invest in basic research and clinical development of our product candidates, we expect research and development expenses to increase in absolute dollars.

General and Administrative Our general and administrative expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits and travel, for our finance, human resources and other administrative personnel. In addition, general and administrative expenses include third-party consulting, legal, patent, audit, accounting services, and facilities costs. General and administrative expenses have increased following the Merger due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company, as well as other costs associated with growing our business.

Interest Income (Expense), net

Interest income, net for the three and six months ended June 30, 2018 and the three months ended June 30, 2017 consists primarily of interest income received on our cash and cash equivalents.  Interest expense, net for the six months ended June 30, 2017 consists primarily of interest and amortization of debt issuance costs related to our secured convertible promissory notes.  The secured convertible notes converted into shares of our common stock in connection with the Merger and private placement offering.

Grant Income

Grant income is recognized as earned based on contract work performed.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
License revenue	$1,333,333	$—	$1,333,333	$—
Operating expenses:
Research and development	4,228,934	3,169,115	8,257,746	5,424,699
General and administrative	3,140,854	2,414,747	6,588,690	4,918,748
Total operating expenses	7,369,788	5,583,862	14,846,436	10,343,447
Operating loss	(6,036,455)	(5,583,862)	(13,513,103)	(10,343,447)
Grant income	—	11,239	—	46,896
Interest income (expense), net	46,464	52,316	97,580	(219,459)
Total other income (expense), net	46,464	63,555	97,580	(172,563)
Net and comprehensive loss	$(5,989,991)	$(5,520,307)	$(13,415,523)	$(10,516,010)

Comparison of the Three Months Ended June 30, 2018 and 2017

License Revenue

License revenue for the three months ended June 30, 2018 reflects six days of amortization of a $20 million upfront payment under the Gossamer license agreement which will be recognized as revenue over a ninety-day performance period beginning on June 25, 2018.

Operating Expenses

	Three Months Ended June 30,
	2018	2017
Operating expenses:
Research and development	$4,228,934	$3,169,115
General and administrative	3,140,854	2,414,747
Total operating expenses	$7,369,788	$5,583,862

Research and Development

Research and development expenses for the three months ended June 30, 2018, increased approximately $1.1 million or 33%, compared to the three months ended June 30, 2017. This increase was the result of $0.8 million increased spending on our lead program, AKB-9778, and $0.3 million increased spending in pipeline program AKB-4924.

The $0.8 million increase in spending in our lead program, AKB-9778, for the three months ended June 30, 2018, from the corresponding period in 2017, is primarily attributed to the ongoing cost of the double-blind Phase 2 DR clinical trial initiated in the second quarter of 2017.

The $0.3 million increase in spending on pipeline program AKB 4924, for the three months ended June 30, 2018, from the corresponding period in 2017 is primarily related to clinical operations.

General and Administrative

General and administrative expenses in the three months ended June 30, 2018, increased approximately $0.7 million, or 30%, compared to the three months ended June 30, 2017. This increase was primarily attributable to $0.7 million and $0.4 million increases in stock compensation and other personnel-related expenses, respectively, partially offset by a net decrease of $0.4 million in professional services expenses.

Other Income (Expense), net

	Three Months Ended June 30,
	2018	2017
Other income, net:
Grant income	$—	$11,239
Interest income, net	46,464	52,316
Total other income, net	$46,464	$63,555

Grant Income

Grant income is recognized as earned based on contract work performed. Grant income amounts can vary greatly from period to period depending on the funding and needs of the party for whom we perform the requested services.

Interest Income (Expense), Net

Interest income in the three months ended June 30, 2018 and 2017 reflects interest earned during the periods on cash balances invested in short term money market instruments.  The net proceeds received in the private placement offering on March 15, 2017, the license agreement and the underwritten public offering in June of 2018, less cash used in operations, were available for investment.

Comparison of the Six Months Ended June 30, 2018 and 2017

License Revenue

License revenue for the six months ended June 30, 2018 reflects six days of amortization of a $20 million upfront payment under the Gossamer license agreement which will be recognized as revenue over a ninety-day performance period beginning on June 25, 2018.

Operating Expenses

	Six Months Ended June 30,
	2018	2017
Operating expenses:
Research and development	$8,257,746	$5,424,699
General and administrative	6,588,690	4,918,748
Total operating expenses	$14,846,436	$10,343,447

Research and Development

Research and development expenses for the six months ended June 30, 2018, increased approximately $2.8 million or 52%, compared to the six months ended June 30, 2017. This increase was the result of $2.6 million increased spending on our lead program, AKB-9778, and $0.2 million increased spending in pipeline program AKB-4924.

The $2.6 million increase in spending in our lead program, AKB-9778, for the six months ended June 30, 2018, from the corresponding period in 2017, is primarily attributed to the ongoing cost of the double-blind Phase 2 DR clinical trial initiated in the second quarter of 2017.

The $0.2 million increase in spending on pipeline program AKB 4924, for the six months ended June 30, 2018, from the corresponding period in 2017 is primarily related to clinical operations.

General and Administrative

General and administrative expenses in the six months ended June 30, 2018, increased approximately $1.7 million, or 34%, compared to the six months ended June 30, 2017. This increase was primarily attributable to $1.7 million and $1.0 million increases stock compensation and other personnel-related expenses, respectively, offset by a $1.0 million decrease in legal expense and a other expenses.

Other Income (Expense), net

	Six Months Ended June 30,
	2018	2017
Other income (expense), net:
Grant income	$—	$46,896
Interest income (expense), net	97,580	(219,459)
Total other income (expense), net	$97,580	$(172,563)

Grant income

Grant income is recognized as earned based on contract work performed. Grant income amounts can vary greatly from period to period depending on the funding and needs of the party for whom we perform the requested services.

Interest income (expense), net

Interest income in the six months ended June 30, 2018 reflects interest earned during the period on cash balances invested in short term money market instruments. The net proceeds received in the private placement offering on March 15, 2017, the license agreement and the underwritten public offering in June of 2018, less cash used in operations, were available for investment. The interest expense in the corresponding six-month period in 2017 was primarily related to the senior secured convertible notes issued in fiscal 2016, totaling an aggregate principal amount of approximately $12.5 million, and one note financing in the first quarter of fiscal 2017, totaling an aggregate principal amount of approximately $0.3 million, offset in part by a small amount of interest income earned on invested cash balances. The notes accrued interest at the rate of eight percent (8%) per annum, compounded annually.  The principal and accrued interest on the secured convertible notes was converted into common stock on March 15, 2017, in connection with the Merger.

Liquidity and Capital Resources

Since inception, we have incurred significant net losses and negative cash flows from operations. For the six months ended June 30, 2018 and 2017, we had net losses of $13.4 million and $10.5 million, respectively. At June 30, 2018 and December 31, 2017, we had an accumulated deficit of $122.0 million and $108.6 million, respectively.

In February 2018, we filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the Securities and Exchange Commission on April 11, 2018 (the “Form S-3”). The shelf registration statement allows us to sell from time-to-time up to $150.0 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. The shelf registration statement is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Additionally, on February 21, 2018 and pursuant to the Form S-3, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Cantor as our sales agent. Cantor may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law.  The shares of our common stock to be sold under the Sales Agreement will be sold and issued pursuant to the Form S-3 and the related prospectus and one or more prospectus supplements. We will pay Cantor 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement.

In June, we generated $20 million of cash in connection with the license agreement.  On June 26, 2018, the Company  priced an underwritten public offering for the sale of 11,688,000 shares of its common stock (the “2018 Offering”).  The offering closed on June 28, 2018.  Upon execution of this 2018 Offering, the company received net proceeds of approximately $41.9 million after deducting underwriting discounts and commissions and offering expenses. Subsequent to June 30, 2018, net proceeds of $6.2 million were received, after deductions, relating to the sale of 1,720,200 shares of common stock to cover underwriter overallotments.

At June 30, 2018, we had cash and cash equivalents of $68.8 million. To date, we have financed our operations principally through private and public offerings of our equity securities, private placements of our redeemable convertible preferred stock, common stock, issuances of secured convertible promissory notes and the license agreement.  Based on our current plans, we expect that our existing cash and cash equivalents, will enable us to conduct our planned operations through the first quarter of fiscal 2020.

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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$18,666,667	$(10,252,055)
Net cash used in investing activities	—	(6,547)
Net cash provided by financing activities	38,835,475	37,496,845
Net increase in cash and cash equivalents	$57,502,142	$27,238,243

Operating Activities

We have historically experienced negative cash outflows as we developed AKB-9778, ARP-1536 and AKB-4924. Our net cash used in operating activities primarily results from our net loss adjusted for non-cash expenses and changes in working capital components. Our primary uses of cash from operating activities are amounts due to contract research organizations for the conduct of our clinical programs, employee-related expenditures for research and development and general and administrative activities. Our cash flows from operating activities will continue to be affected principally by increased spending to advance our product candidates in the clinic, personnel to support those activities and other operating and general administrative activities.

For the six months ended June 30, 2018, operating activities generated $6.6 million in cash, which was predominantly a result of two items.  Working capital decreased by $18.0 million, primarily due to an increase of $18.7 million in deferred revenue related to the license agreement.  Counterbalancing this increase in cash was a net loss of approximately $13.4 million, offset by $2.0 million in non-cash expenses that consisted of stock compensation expense and depreciation expense. For the six months ended June 30, 2017, operating activities used $10.3 million in cash, primarily as a result of our net loss of $10.5 million and a $0.3 million increase in net working capital and offset by $0.6 million of non-cash expenses consisting of stock compensation expense, non-cash interest expense, amortization of debt issuance costs and depreciation expense.

Investing Activities

Cash used in investing activities for the six-month periods ended June 30, 2018 and 2017, was due to capital expenditures to support our operations.

Financing Activities

During the six months ended June 30, 2018, we received $23,652 from the exercise of stock options and $41.9 million net proceeds from the sale of our common stock in our 2018 Offering.

During the six months ended June 30, 2017, we received net proceeds of $37.2 million from the sale of common stock at $5.00 per share, issued in our March 2017 private placement and $0.3 million in January 2017 from an extension to the Aerpio senior secured convertible notes.  The outstanding principal and accrued interest under the secured convertible notes was converted into shares of Aerpio common stock immediately prior to the effective time of the Merger and exchanged for shares of our common stock pursuant to the Merger.

Subsequent Event

Subsequent to June 30, 2018, net proceeds of $6.2 million were received, after deductions, relating to the sale of 1,720,200 shares of common stock to cover underwriter overallotments associated with the 2018 Offering.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business during the period covered by this Form 10-Q from the contractual obligations and commitments as of December 31, 2017 described in our Annual Report on Form 10-K filed with the SEC on March 15, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018, and December 31, 2017, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

We adopted the new accounting guidance for revenue recognition effective January 1, 2018.  Beginning with the second quarter of 2018, our financial results reflect adoption of the guidance as it relates to the Agreement; however, the adoption had no impact on prior period results. See Note 12 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

For further information on all our significant accounting policies, see the notes to our condensed financial statements.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K other than as set forth below.

An active trading market for our common stock may not develop or be sustainable. If an active trading market does not develop, investors may not be able to resell their shares at or above the purchase price and our ability to raise capital in the future may be impaired.

Our common stock was recently listed on The Nasdaq Capital Market on June 26, 2018. The initial listing price for our common stock was determined through negotiations with the underwriters. This price may not reflect the price at which investors in the market will be willing to buy and sell our shares. Although our common stock is listed on The Nasdaq Capital Market, an active trading market for our shares may never develop or, if developed, be maintained. If an active market for our common stock does not develop or is not maintained, it may be difficult for you to sell shares you purchase without depressing the market price for the shares or at all. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

On June 24, 2018, we entered into a license agreement with Gossamer Bio, Inc. pursuant to which we granted to Gossamer an exclusive, sublicensable license to develop and commercialize AKB-4924 and other structurally related products worldwide. We received an upfront payment of $20.0 million in connection with this license and are eligible to receive additional development, commercial and sales milestone payments contingent upon the achievement of specified milestones. We are also eligible to receive tiered royalties on sales of licensed products. However, there can be no assurance that we will satisfy the conditions to receive any such payments from Gossamer in a timely manner or at all. While Gossamer is obligated to use its commercially reasonable efforts to develop and commercialize the licensed products, there can be no assurance that such products would be successfully developed and commercialized. In addition, the license agreement contains an exclusivity provision pursuant to which we are prohibited from developing, manufacturing or commercializing certain HIF stabilizing compounds as described in the agreement. While the license agreement expires on a licensed product-by-licensed product and country-by-country basis on the later of fifteen years from the date or first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country, either party may terminate the license agreement for an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party. In addition, Gossamer may terminate the license agreement in the event it determines that there is a potential safety or efficacy issue with the licensed products. Therefore, there can be no assurance that the license agreement will continue for its full duration or that we will realize the intended benefits of the license agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2018, the Company repurchased 1,592 shares of common stock, unvested under a restricted stock agreement at the time the agreement was terminated.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 20, 2018, the Company’s shareholders approved the Amended and Restated 2017 Employee Stock Purchase Plan (“ESPP”) at the Annual Meeting of Shareholders. Pursuant to the terms of the ESPP, the Company will reserve for issuance 300,000 shares of the Company’s common stock in the aggregate, plus, on January 1, 2019 and each January 1 thereafter through January 1, 2028, the number of shares of the Company’s common stock reserved and available for issuance under the ESPP will cumulatively increased by the least of (i) one percent of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31, (ii) 350,000 shares, or (iii) such lesser number of shares of the Company’s common stock as determined by the Board of Directors, in each case subject to adjustment in accordance with the terms of the ESPP.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
10.1***

License Agreement dated June 24, 2018, by and between Aerpio Pharmaceuticals, Inc. and Gossamer Bio, Inc.  (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2018 (File No. 000-53057) and incorporated herein by reference.

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

***	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q and have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERPIO PHARMACEUTICALS, INC.

Date: August 14, 2018	By:	/s/ Stephen Hoffman, M.D., Ph.D.
Stephen Hoffman M.D., Ph.D.
Director, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Michael Rogers
Michael Rogers
Chief Financial Officer (Principal Financial and Principal Accounting Officer)