Form 10-Q
period 2019-03-31
Aerpio Pharmaceuticals, Inc.
filed 2019-05-09
CIK 1422142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	ARPO	Nasdaq Capital Market

As of May 07, 2019, the registrant had 40,588,004 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,422,532	$62,614,010
Prepaid research and development contracts	340,414	754,392
Other current assets	536,071	615,681
Total current assets	54,299,017	63,984,083

Furniture and equipment, net	198,742	98,449
Operating lease right-of-use assets, net	517,976	—
Deposits	40,960	40,960
Total assets	$55,056,695	$64,123,492

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,734,012	$5,456,917
Current portion of operating lease liability	189,511	—
Total current liabilities	3,923,523	5,456,917
Operating lease liability, net of current portion	337,737	—
Total liabilities	4,261,260	5,456,917
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 300,000,000 shares authorized and 40,588,004 shares issued and outstanding at March 31, 2019 and December 31, 2018.	4,059	4,059
Additional paid-in capital	178,249,209	177,621,807
Accumulated deficit	(127,457,833)	(118,959,291)
Total stockholders’ equity	50,795,435	58,666,575
Total liabilities and stockholders’ equity	$55,056,695	$64,123,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Operating expenses
Research and development	$5,586,251	$4,028,812
General and administrative	3,255,042	3,447,836
Total operating expenses	8,841,293	7,476,648
Loss from operations	(8,841,293)	(7,476,648)
Grant income	15,348	—
Interest income	333,120	51,116
Total other income	348,468	51,116
Net and comprehensive loss	$(8,492,825)	$(7,425,532)

Net and comprehensive loss per share
Basic and diluted	$(0.21)	$(0.27)
Weighted average number of common shares used in computing net and comprehensive loss per share, basic and diluted	40,588,004	27,045,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

	For the Three Months Ended March 31, 2019 (unaudited)
	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at December 31, 2018	40,588,004	$4,059	177,621,807	$(118,959,291)	$58,666,575
Cumulative effect of change in accounting principle	—	—	5,717	(5,717)	—
Stock-based compensation expense	—	—	621,685	—	621,685
Net and comprehensive loss	—	—	—	(8,492,825)	(8,492,825)
Balance at March 31, 2019	40,588,004	$4,059	$178,249,209	$(127,457,833)	$50,795,435

	For the Three Months Ended March 31, 2018 (unaudited)
	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at December 31, 2017	27,070,038	$2,707	125,995,438	$(108,562,656)	$17,435,489
Issuance of restricted stock	60,000	6	(6)	—	—
Issuance of common stock upon exercise of stock options	16,802	2	21,990	—	21,992
Forfeiture of restricted stock	(741)	—	—	—	—
Stock-based compensation expense	—	—	1,079,721	—	1,079,721
Net and comprehensive loss	—	—	—	(7,425,532)	(7,425,532)
Balance at March 31, 2018	27,146,099	$2,715	$127,097,143	$(115,988,188)	$11,111,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018
Operating activities:	(unaudited)
Net and comprehensive loss	$(8,492,825)	$(7,425,532)
Adjustments to reconcile net and comprehensive loss to net cash used in operating activities:
Depreciation	12,990	12,530
Stock-based compensation	621,685	1,079,721
Changes in operating assets and liabilities:
Prepaid research and development contracts	413,978	(135,580)
Other current assets	79,507	(75,365)
Accounts payable and other current liabilities	(1,713,530)	30,404
Net cash used in operating activities	(9,078,195)	(6,513,822)
Investing activities:
Purchase of furniture and equipment	(113,283)	(8,498)
Net cash used in investing activities	(113,283)	(8,498)
Financing activities:
Proceeds from exercise of stock options	—	21,992
Net cash provided by financing activities	—	21,992
Net decrease in cash and cash equivalents	(9,191,478)	(6,500,328)
Cash and cash equivalents at beginning of year	62,614,010	20,264,109
Cash and cash equivalents, three months ended	$53,422,532	$13,763,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Organization and Operations

Aerpio Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on developing compounds that activate Tie2 to treat ocular diseases and complications of diabetes. In March 2019, the Company announced the top line results of its AKB-9778 Phase 2b (TIME-2b) clinical trial initiated in June 2017 for the treatment of non-proliferative diabetic retinopathy, or NPDR, a disease characterized by progressive compromise of blood vessels in the back of the eye. While the Company believed AKB-9778 had the potential to slow down or possibly reverse retinal vascular changes caused by diabetes, the subcutaneous administration of AKB-9778 twice daily did not meet the study’s primary endpoint of increasing the percentage of patients with an improvement of two or more steps in diabetic retinopathy severity score in the study eye, compared to placebo.  However, the Company did see encouraging data in a number of prespecified, key secondary endpoints related to the changes in the Urine Albumin-Creatinine Ratio, a measure of kidney function, and in reducing intraocular pressure. As a result, the Company plans to advance a topical drop formulation of AKB-9778 into clinical development as a potential treatment for open-angle glaucoma and expects to initiate a Phase 1b clinical trial in the second quarter of 2019 with results anticipated by the end of 2019.

In addition, the Company’s pipeline program, ARP-1536, a humanized monoclonal antibody directed at the same target as AKB-9778 is in preclinical development.  The Company is evaluating development options for ARP-1536, including subcutaneous injection for the treatment of diabetic vascular complications.

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

On March 15, 2017, Zeta changed its name to Aerpio Pharmaceuticals Inc. and its wholly-owned subsidiary, Aerpio Acquisition Corp., a corporation formed in the State of Delaware on March 3, 2017, merged with and into Aerpio Therapeutics, Inc. (“Aerpio”), (the “Merger”), a corporation incorporated on November 17, 2011 in the State of Delaware.  Pursuant to the Merger, Aerpio remained as the surviving corporation and became the Company’s wholly owned subsidiary.

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

The Merger was treated as a recapitalization and reverse acquisition for financial reporting purposes. The Company is the legal acquirer of Aerpio in the transaction.  However, Aerpio is considered the acquiring company for accounting purposes since (i) former Aerpio stockholders own in excess of 50% of the combined enterprise on a fully diluted basis immediately following the Merger and 2017 Offering, and (ii) all members of the Company’s executive management and Board of Directors are from Aerpio. In accordance with “reverse merger” or “reverse acquisition” accounting treatment, the unaudited condensed consolidated financial statements for the periods ended March 31, 2019 and 2018, include the accounts of the Company and its wholly owned subsidiary, Aerpio Therapeutics, LLC.

The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its technology, identifying potential product candidates, and undertaking preclinical and clinical studies. The Company’s revenue to date has been primarily limited to license revenue from Gossamer Bio., Inc, during 2018.  Future revenue is dependent on the terms of the license agreement with Gossamer Bio., Inc as further described in Footnote 11. The Company’s product candidates are subject to long development cycles, and there is no assurance the Company will be able to successfully develop, obtain regulatory approval for, or market its product candidates.

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

The Company’s inability to obtain required funding in the near future could have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.   Based on the Company’s current cash reserves of $53.4 million at March 31, 2019 and financial condition as of this Quarterly Report on Form 10-Q, we believe our existing cash and cash equivalent will be sufficient to fund currently planned operations at least through the second quarter of fiscal year 2021.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Securities and Exchange Commission (“SEC”) regulations and include all of the information and disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP" or "GAAP") for interim financial reporting, and, in the opinion of management include all adjustments necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows for each period presented. All adjustments are of a normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2018, included in the Annual Report on Form 10-K filed with the SEC on March 7, 2019. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The Company’s condensed consolidated financial statements are stated in U.S. Dollars.

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

The Company’s results can also be affected by economic, political, legislative, regulatory and legal actions.  Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, and changes in the prices of research studies, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in short-term investments with original maturities of three months or less at the time of purchase. The Company does maintain balances with its banks in excess of federally insured limits.

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

Research and Development

Costs incurred in connection with research and development activities are expensed as incurred. Research and development expense consists of (i) employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, (ii) external research and development expenses incurred under arrangements with third parties, such as contract research organizations and consultants, (iii) the cost of acquiring, developing and manufacturing clinical study materials, and (iv) costs associated with preclinical activities and regulatory operations.

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

Income Taxes

Income taxes are recorded in accordance with Accounting Standards Codification (ASC) Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the condensed consolidated financial statement and tax bases of assets and liabilities and for loss and credit carryforwards using enacted tax rates anticipated to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of March 31, 2019 and December 31, 2018, the Company does not have any uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions, if any exist, in income tax expense.

Net and Comprehensive Loss per Share

The Company’s basic net and comprehensive loss per share is calculated by dividing the net and comprehensive loss by the weighted average number of shares of common stock outstanding for the period. The diluted net and comprehensive loss per share attributable to common stockholders is computed by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation – Stock Compensation, or ASC 718.  ASC 718 requires all stock-based payments to employees, including grants of employee stock options~~,~~ to be recognized in the condensed consolidated statements of operations and comprehensive net loss based on their fair values. All the Company’s stock-based awards are subject only to service-based vesting conditions. The Company estimates the fair value of its stock-based awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate, and (d) expected dividends.

Due to the historical lack of significant trading on a public market of the Company’s common stock and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company believes the group selected has sufficient similar economic and industry characteristics and includes companies that are most representative of the Company.

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

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available.

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

To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers within the fair value hierarchy during the three months ended March 31, 2019. The assets of the Company measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2019
Assets:
Cash and cash equivalents	$53,422,532	$—	$—	$53,422,532
Total assets	$53,422,532	$—	$—	$53,422,532
December 31, 2018
Assets:
Cash and cash equivalents	$62,614,010	$—	$—	$62,614,010
Total assets	$62,614,010	$—	$—	$62,614,010

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are the only financial instruments that potentially subject the Company to concentrations of credit risk. At March 31, 2019 and December 31, 2018,  the Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

Leases

At the inception of an arrangement the Company determines whether the arrangement is or contains a lease based on the unique and circumstances present. All leases with a term greater than one year are recognized on the condensed consolidated balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the condensed consolidated balance sheet leases with terms of one-year or less if entered into. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its condensed consolidated financial position or results of operations upon adoption.

In May 2014, the FASB issued amended guidance for revenue recognition, Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the ASU requires improved disclosure to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The Company adopted the new guidance on January 1, 2018, as it relates to the Agreement discussed in Footnote 11.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to enhance the transparency and comparability of financial reporting related to leasing arrangements. Under this new lease standard, leases are required to be recognized on the balance sheet as right-of-use assets and operating lease liabilities. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted the new guidance on January 1, 2019. See additional discussion in Footnote 9.

In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, (“ASU 2018-11”), which contains certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. ASU 2018-11 provides registrants with an option to not restate comparative periods presented in the financial statements. The Company adopted this new standard on January 1, 2019 (the “adoption date”) using a cumulative-effect adjustment on the effective date of the standard, for which comparative periods are presented in accordance with the previous guidance in ASC 840, Leases.

In adopting the new standard, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard The expedients used by the Company are as follows: (1) allowing an entity to not reassess the lease classification for any expired or existing leases, (2) allowing an entity to not reassess the treatment of initial direct costs as they related to existing leases, and (3) allowing an entity to not reassess whether expired or existing contracts are or contain leases. Additionally, the Company made an accounting policy election to keep leases with a term of 12 months or less off of its condensed consolidated balance sheet. The Company adopted the new guidance on January 1, 2019. See additional discussion in Footnote 9.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU as of January 1, 2018.  The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company adopted this ASU as of January 1, 2019 and recorded a one-time cumulative adjustment of $5,717 upon adoption

No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the Company’s condensed consolidated financial statements.

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	March 31,	December 31,
	2019	2018
Accounts payable	$1,062,243	$595,680
Professional fees	460,869	487,923
Accrued bonus	221,712	1,877,455
Accrued vacation	126,096	90,663
Accrued project costs	1,812,594	2,232,014
Other	50,498	173,182
Total accounts payable and accrued expenses	$3,734,012	$5,456,917

4. Common Stock

As of March 31, 2019 and December 31, 2018, the Company had 300,000,000 shares of authorized common stock with par value of $0.0001 per share.

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

Warrants to Purchase Common Stock

At March 31, 2019 and December 31, 2018, the Company had warrants outstanding for the purchase of 317,562 shares of the Company’s common stock at an exercise price of $5.00 per share.  The warrants have a three-year term and expire on March 15, 2020.  At the expiration date of the warrant, if the fair value of the Company’s common stock exceeds the exercise price, the warrant will be automatically exercised and the exercise price will be fulfilled through the net share settlement provisions.  The number of shares and the exercise price shall be adjusted for standard anti-dilution events such as stock splits, combinations, reorganizations, or issue shares as part of a stock dividend.  Upon a change of control, the warrant holder will have the right to receive securities, cash or other properties it would have been entitled to receive had the warrant been exercised. The warrants are equity classified instruments and do not contain contingent exercise provisions, or other features, that would preclude the Company from concluding that the warrants are indexed solely to the Company’s common stock.

5. Preferred Stock

As of March 31, 2019 and December 31, 2018, the Company had 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital.  No preferred stock was issued and outstanding at March 31, 2019 and December 31, 2018.

6. Stock-Based Compensation

In March 2017, the Company’s Board of Directors adopted, and the stockholders approved, the 2017 Stock Option and Incentive Plan (the “2017 Plan”), that became effective in April 2017.  The 2017 Plan provides for the issuance of incentive awards up to 4,600,000 shares of common stock to officers, employees, consultants and directors, less the number of shares subject to issued and outstanding awards under the 2011 Plan that were assumed in the Merger.  The 2017 Plan also provides that the number of shares reserved for issuance thereunder will be increased annually on the first day of each year beginning in 2018 by four percent (4%) of the shares of our common stock outstanding on the last day of the immediately preceding year or such smaller increase as determined by our Board of Directors. In March 2019, the Company’s Board of Directors approved a 4% increase adding 1,623,520 shares to the 2017 Plan, which increase was effective as of January 1, 2019.

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

As of March 31, 2019 and December 31, 2018, 2,762,254 and 2,959,562 shares are reserved for issuance under the 2017 Plan, respectively.

The following table summarizes the stock option activity during the three months ended March 31, 2019:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2019	3,351,132	$3.73	8.24	$142,788
Granted	1,820,828	3.13
Exercised	—
Expired/cancelled	—
Outstanding, March 31, 2019	5,171,960	$3.52	8.39	$16,180
Expected to vest, March 31, 2019	3,944,243	$3.68	9.06	$-
Options exercisable, March 31, 2019	1,227,717	$3.00	6.26	$16,180

Aggregate intrinsic value represents the estimated fair value of the Company’s common stock at in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

For the three months ended March 31, 2019 and 2018, the Company recognized compensation expense for stock options of $621,685 and $731,373, respectively. As of March 31, 2019, there was $6,675,120 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 3.07 years.

Restricted Stock

The Company recognized compensation expense for restricted stock of $0 and $348,348 for the three months ended March 31, 2019 and 2018, respectively. All restricted stock vested in October 2018.

Compensation Expense Summary

The Company recognized the following compensation cost related to employee and non-employee stock-based compensation activity:

	Three Months Ended March 31,
	2019	2018
Research and development	$159,331	$59,064
General and administrative	462,354	1,020,657
Total	$621,685	$1,079,721

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Accordingly, the weighted-average fair value of the options granted during the three months ended March 31, 2019 was $1.87 per share. The calculation was based on the following assumptions.

Three Months Ended
March 31, 2019
Expected term (years)	5.70
Risk-free interest rate	2.49%
Expected volatility	65.62%
Expected dividend yield	0%

7. Income Taxes

The Company did not record a current or deferred income tax expense or benefit for the three months ended March 31, 2019 and 2018 due to the Company’s net losses and increases in its deferred tax asset valuation allowance.

8. Net and Comprehensive Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
	2019	2018
Net and comprehensive loss attributable to common stockholders	$(8,492,825)	$(7,425,532)

Weighted average common shares used in computing net and comprehensive loss per share attributable to common stockholders, basic and diluted	40,588,004	27,045,509

Net and comprehensive loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.27)

The following weighted average common stock equivalents were excluded from the calculation of basic and diluted net and comprehensive loss per share attributable to common stockholders for the three-month periods presented:

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	5,171,960	1,895,307
Unvested restricted stock	—	80,230
Warrants to purchase common stock	317,562	317,562

9. Leases

The Company leases certain properties and buildings under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term.   Many of the property and building lease agreements obligate the Company to pay real estate taxes, insurance and certain maintenance costs (hereinafter referred to as non-lease components). Certain of the Company’s lease arrangements contain renewal provisions from 1 to 3 years, exercisable at the Company's option. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with a corresponding operating lease asset, net, representing the right to use the underlying asset for the lease term and the operating lease liabilities representing the obligation to make lease payments arising from the lease.

Operating lease assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at lease commencement date. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and are recorded in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

The following table presents the lease cost and information related to the right-of-use assets and operating lease liabilities:

Three Months Ended March 31,
2019
Lease cost
Average rent expense	$62,005
Other information
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$62,153
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted-average remaining lease term - operating leases	2.53 years
Weighted-average discount rate - operating leases	13.22%

As of March 31, 2019, future payments related to operating leases activities are presented in the table below:

	2019	2020	2021 and Thereafter	Total Lease Payments
Operating leases	$185,507	$239,781	$191,685	$616,973
Less interest				89,725
Present value of lease liabilities				$527,248

10.  Employee Stock Purchase Plan

In March 2017, the Board of Directors adopted and the stockholders approved the Employee Stock Purchase Plan that became effective in April 2017.  On June 20, 2018, the Company’s shareholders approved the Amended and Restated 2017 Employee Stock Purchase Plan ("ESPP") at the Annual Meeting of Shareholders.  Pursuant to the terms of the ESPP, the Company will reserve for issuance 300,000 shares of the Company's common stock in the aggregate, plus, on January 1, 2019 and each January 1 thereafter through January 1, 2028, the number of shares of the Company's common stock reserved and available for issuance under the ESPP will be cumulatively increased by the least of (i) one percent of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31; (ii) 350,000 shares; or (iii) such lesser number of shares of the Company’s common stock as determined by the Board of Directors, in each case subject to adjustment in accordance with the terms of the ESPP. In March 2019, the Company’s Board of Directors approved an increase of 350,000 shares to the ESPP, which increase was effective as of January 1, 2019. No shares under the ESPP are outstanding at March 31, 2019 and December 31, 2018.

11.  License Agreement

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

Gossamer is responsible for the development and commercialization of the licensed products, and a joint development committee has been formed to oversee the development and manufacturing activities related to the licensed products. Under the terms of the Agreement, Gossamer is obligated to use its commercially reasonable efforts to develop and commercialize licensed products in the United States, two major European countries and Japan for at least one of the initial indications. The Agreement includes an exclusivity provision that prohibits the Company from developing, manufacturing or commercializing, and prohibits Gossamer from clinically developing or commercializing certain HIF stabilizing compounds other than as permitted in the Agreement. Pursuant to the terms of the Agreement, Gossamer made an upfront payment to the Company of $20.0 million on June 28, 2018, which was fully recognized in 2018 (in accordance with ASC 606).

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

As of March 31, 2019 all development milestones, sales-based milestones and royalty payments within the Agreement are constrained to the point where no transaction price has been allocated to the future milestones or royalty payments.

12.  Subsequent Event

On April 1, 2019, the Company’s board of directors approved a realignment plan to reduce operating costs and better align its workforce with the needs of its ongoing business. The realignment plan reduces its current workforce by 11 employees, representing approximately 41% of the Company’s workforce. The Company estimates it will incur one-time aggregate expenses of approximately $0.9 million for employee related costs, including severance benefits, payment of healthcare insurance premiums and outplacement assistance for specified periods.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Aerpio Pharmaceuticals, Inc. should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2019. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of our Annual Report on Form 10K for the fiscal year ended December 31, 2018 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Operating Overview

We are a biopharmaceutical company focused on developing compounds that activate Tie2 to treat ocular diseases and diabetic complications.

In March 2019, we announced the top line results of the Phase 2b (TIME-2b) clinical trial which we initiated in June 2017 for the treatment of non-proliferative diabetic retinopathy, or NPDR, a disease characterized by progressive compromise of blood vessels in the back of the eye. While we believed AKB-9778 had the potential to slow down or possibly reverse retinal vascular changes caused by diabetes, the subcutaneous administration of AKB-9778 twice daily did not meet the study’s primary endpoint of increasing the percentage of patients with an improvement of two or more steps in diabetic retinopathy severity score, or DRSS, in the study eye, compared to placebo.

AKB-9778 showed encouraging data in a number of prespecified, key secondary endpoints, consistent with the observations in the prior Phase 2a (TIME-2) trial related to the changes in the Urine Albumin-Creatinine Ratio or UACR, a measure of kidney function.  In a post-hoc analysis of the earlier TIME-2 clinical trial, there was a 21% reduction (geometric mean) in UACR from baseline in the AKB-9778 treatment arms, but an overall increase in UACR in the placebo arm.  The prospective UACR analyses from the recently completed TIME-2b trial largely replicated the results from the previous trial and reinforced the potential beneficial effects of Tie2 activation in diabetic kidney disease.

AKB-9778 also showed encouraging data for reducing intraocular pressure in primary open angle glaucoma, or POAG, and ocular hypertension. We plan to advance a topical drop formulation of AKB-9778 into clinical development and expect to initiate a Phase 1b clinical trial in the second quarter of 2019 with results anticipated by the end of 2019.

ARP-1536, our humanized monoclonal antibody directed at the same target as AKB-9778, is in preclinical development. We are evaluating development options for ARP-1536, including subcutaneous injection for the treatment of diabetic vascular complications.

In June 2018, we licensed AKB-4924, a selective stabilizer of hypoxia-inducible factor-1 alpha, or HIF-1 alpha to Gossamer Bio, Inc. (“Gossamer”) AKB-4924, (now called GB004), is being developed for the treatment of inflammatory bowel disease (IBD). HIF-1 alpha is involved in mucosal wound healing and the reduction of inflammation in the gastrointestinal tract. Gossamer is currently conducting a multiple ascending dose, or MAD study and is responsible for all remaining development and commercial activities for GB004.

Except for the license agreement we entered into with Gossamer in June 2018, our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies. There can be no assurance of future revenues either from future payments related to the Gossamer license, transition services or from our product candidates. Our product candidates are subject to long development cycles, and there is no assurance we will be able to successfully develop, obtain regulatory approval for, or market our product candidates. As of March 31, 2019, we had an accumulated deficit of $127.5 million and anticipate incurring additional losses for the next several years.

Our primary source of liquidity to date has been through public and private sales of our common stock, redeemable convertible preferred stock, convertible debt and the proceeds from the Gossamer License Agreement. We will need to raise additional funds to further advance our clinical research programs, commence additional clinical trials and commercialize our products, if approved. While we continue to pursue financing alternatives, which may include equity financing, business development arrangements, licensing arrangements and business combination transactions, financing may not be available to us in the necessary time frame, in the amounts that we need, on terms that are acceptable to us or at all. If we are unable to raise the necessary funds when needed or reduce spending on currently planned activities, we may not be able to continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations and will materially harm our business and consolidated financial position.

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

The Company’s inability to obtain required funding in the near future could have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.   Based on the Company’s current cash reserves of $53.4 million at March 31, 2019 and financial condition as of this Quarterly Report on Form 10-Q, we believe our existing cash and cash equivalent will be sufficient to fund currently planned operations at least through the second quarter of fiscal year 2021.

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

Components of Statements of Operations and Comprehensive Loss

Operating Expenses

Research and Development

Research and development expenses are expensed as incurred. Research and development expenses consist primarily of (i) employee-related expenses, including salaries, benefits, travel, and stock-based compensation expense, (ii) external research and development expenses incurred under arrangements with third parties, such as contract research organizations and consultants, (iii) the cost of acquiring, developing, and manufacturing clinical study materials, and (iv) costs associated with preclinical activities and regulatory operations.

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

Results of Operations

The following table presents the results of operations for the periods presented:

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$5,586,251	$4,028,812
General and administrative	3,255,042	3,447,836
Total operating expenses	8,841,293	7,476,648
Operating loss	(8,841,293)	(7,476,648)
Grant income	15,348	—
Interest income	333,120	51,116
Total other income	348,468	51,116
Net and comprehensive loss	$(8,492,825)	$(7,425,532)

Comparison of the Three Months Ended March 31, 2019 and 2018

Operating Expenses

	Three Months Ended March 31,
	2019	2018
Research and development	$5,586,251	$4,028,812
General and administrative	3,255,042	3,447,836
Total operating expenses	$8,841,293	$7,476,648

Research and Development

Research and development expenses for the three months ended March 31, 2019 increased approximately $1.6 million or 38.7%, compared to the three months ended March 31, 2018. This was the result of increased spending on AKB-9778, offset by a reduction of expenses related to AKB-4924.  Research and development expenses are primarily attributed to the costs of the AKB-9778 Phase 2 clinical trial which concluded during the first quarter of 2019.

General and Administrative

General and administrative expenses for the three months ended March 31, 2019, decreased approximately $0.2 million, or 5.6%, compared to the three months ended March 31, 2018. This decrease was primarily attributable to a decrease in stock-based compensation of $0.6 million offset by an increase in patent legal expenses of $0.2 million.

Other Income

	Three Months Ended March 31,
	2019	2018
Grant income	$15,348	$—
Interest income	333,120	51,116
Total other income	$348,468	$51,116

Grant Income

Grant income is recognized as earned based on contract work performed. Grant income amounts can vary greatly from period to period depending on the funding and needs of the party for whom we perform the requested services.

Interest Income

Interest income in the three months ended March 31, 2019 and 2018, reflects interest earned on short term money market instruments. The net proceeds from our underwritten public offering in June 2018 and upfront payment received in conjunction with the execution of the license agreement with Gossamer in June 2018, less cash used in operations, were available for investment and generated more interest income in the three months ended March 31, 2019, compared to the prior period.

Liquidity and Capital Resources

Since inception, we have incurred significant net and comprehensive losses and negative cash flows from operations. For the three months ended March 31, 2019 and 2018, we had net and comprehensive loss of $8.5 million and $7.4 million, respectively. At March 31, 2019 and December 31, 2018, we had an accumulated deficit of $127.5 million and $119.0 million, respectively.

At March 31, 2019, we had cash and cash equivalents of $53.4 million. To date, we have financed our operations principally through private and public offerings of our equity securities, private placements of our redeemable convertible preferred stock, common stock, issuances of secured convertible promissory notes and proceeds from the license agreement with Gossamer.  Based on our current plans, we expect that our existing cash and cash equivalents, will enable us to conduct our planned operations at least through the second quarter of fiscal 2021.

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

Additionally, on February 21, 2018, and pursuant to the Form S-3, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Cantor as our sales agent. Cantor may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law.  The shares of our common stock to be sold under the Sales Agreement will be sold and issued pursuant to the Form S-3 and the related prospectus and one or more prospectus supplements. We will pay Cantor 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. As of March 31, 2019, no shares had been sold under this Sales Agreement.

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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(9,078,195)	$(6,513,822)
Net cash used in investing activities	(113,283)	(8,498)
Net cash provided by financing activities	—	21,992
Net decrease in cash and cash equivalents	$(9,191,478)	$(6,500,328)

Operating Activities

We have historically experienced negative cash outflows as we developed AKB-9778, ARP-1536 and AKB-4924. Our net cash used in operating activities primarily results from our net loss adjusted for non-cash expenses, changes in working capital components, amounts due to contract research organizations to conduct our clinical programs and employee-related expenditures for research and development and general and administrative activities. Our cash flows from operating activities will continue to be affected by increased spending to advance and support our product candidates in the clinic and other operating and general administrative activities.

For the three months ended March 31, 2019, operating activities used $9.1 million in cash as result of $1.2 million of decrease in working capital and a net loss of approximately $8.5 million, offset by $0.6 million in non-cash expenses related to stock-based compensation and depreciation expense. For the three months ended March 31, 2018, operating activities used $6.5 million in cash, primarily as a result of a net loss of $7.4 million offset by $1.1 million of non-cash expenses, consisting of stock-based compensation expense, non-cash interest expense, amortization of debt issuance costs and depreciation expense.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2019 and 2018 was related to capital expenditures to support operations.

Financing Activities

For the three months ended March 31, 2019 and 2018, we received $0 and $21,922, respectively, from the exercise of stock options.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business during the period covered by this Form 10-Q from the contractual obligations and commitments as of December 31, 2018 as described in our Annual Report on Form 10-K filed with the SEC on March 7, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other filings with the Securities and Exchange Commission, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred net losses each year since our inception, including net losses of $8.5 million and $7.4 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $127.5 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our ability to obtain funding through equity or debt financings, strategic collaborations or grants. We plan to initiate a Phase 1b clinical trial in the second quarter of 2019 for our lead product candidate, AKB-9778, for a topical drop formulation to treat primary open angle glaucoma and ocular hypertension.  Our other product candidates, including ARP-1536, are in preclinical development. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market AKB-9778 or any of our other product candidates, our future revenues will depend upon the size of any markets in which AKB-9778 or any of our other product candidates has received approval, our ability to achieve sufficient market acceptance, reimbursement from third-party payors and other factors.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will likely increase significantly if and as we:

•

advance a topical drop formulation of AKB-9778 for the treatment of primary open angle glaucoma and ocular hypertension, including as we commence our planned Phase 1b clinical trial of this product candidate.

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

As of March 31, 2019, our cash and cash equivalents were $53.4 million. We believe that we will continue to expend substantial resources for the foreseeable future developing AKB-9778 for the indications that we are pursuing, such as primary open angle glaucoma and ocular hypertension. Additionally, we expect to expend substantial resources to further develop ARP-1536. We may also expend substantial resources to develop any other product candidates that we may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•

the rate of progress, results and cost of continuing our Phase 1 program of AKB-9778 for primary open angle glaucoma and ocular hypertension and our operating costs incurred as we conduct these trials;

•	the scope, size, rate of progress, results and costs of initiating and completing additional development of AKB-9778;

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

Based on our current operating plan, and absent any future financings or strategic partnerships, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditure requirements at least through the second quarter of 2021. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for AKB-9778, ARP-1536 or any other product candidates that we develop or acquire, or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval of Product Candidates

We depend heavily on the success of our lead product candidate, AKB-9778. Even if we obtain favorable clinical results, we may not be able to obtain regulatory approval for, or successfully commercialize, AKB-9778.

We rely on our lead product candidate, AKB-9778, and business depends almost entirely on the successful clinical development, regulatory approval and commercialization of that product candidate, which may never occur. In March 2019, we announced top line results of the Phase-2b clinical trial for AKB-9778 in the treatment of non-proliferative diabetic retinopathy. While we believed AKB-9778 had the potential to slow down or possibly reverse retinal vascular changes caused by diabetes, the subcutaneous administration of AKB-9778 twice daily did not meet the study’s primary endpoint of the percentage of patients with an improvement of two or more steps in diabetic retinopathy severity score, or DRSS, in the study eye, compared to placebo.  We plan to initiate a Phase 1b clinical trial of AKB-9778 for a topical formulation to treat primary open angle glaucoma and ocular hypertension. We currently have no products for sale, generate no revenues from sales of any drugs, and may never be able to develop marketable products. AKB-9778 will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence its commercialization. We are currently evaluating development options for ARP-1536, which is our other product candidate that we are developing internally. None of our product candidates has advanced into a pivotal trial, and it may be years before such trial is initiated, if ever. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that any drug candidate is safe and effective and any biological product candidate is safe, pure, and potent for use in each target indication. This process can take many years. Of the large number of drugs in development in the United States, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize AKB-9778.

We are not permitted to market AKB-9778 in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. As a condition to submitting an NDA to the FDA for AKB-9778, we must complete our ongoing clinical trials, Phase 2 and 3 trials, and any additional nonclinical studies or clinical trials required by the FDA. To date, we have not completed any clinical trials of AKB-9778 for primary open angle glaucoma or ocular hypertension. AKB-9778 may not be successful in clinical trials or receive regulatory approval. Further, AKB-9778 may not receive regulatory approval even if it is successful in clinical trials. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process that typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Our development activities could be harmed or delayed by a partial shutdown of the U.S. government, including the FDA. We have not obtained regulatory approval for any product candidate and it is possible that AKB-9778 will never obtain regulatory approval. The FDA may delay, limit or deny approval of AKB-9778 for many reasons, including, among others:

•	we may not be able to demonstrate that AKB-9778 is safe and effective in treating patients with primary open angle glaucoma and ocular hypertension to the satisfaction of the FDA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

•	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the FDA may not approve the formulation, labeling or specifications of AKB-9778;

•	the FDA may require that we conduct additional clinical trials;

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

We have not obtained agreement with the FDA, EMA or other regulatory authorities on the design of our development programs.

We have not obtained agreement with the FDA on the design of our planned development programs for AKB-9778 or any other product candidate. As we progress this candidate through clinical trials, the FDA may determine that we would be required to conduct additional clinical trials. The FDA could also disagree with our proposed design of our planned development programs and could suggest a larger number of subjects or a longer course of treatment than our current expectations. If the FDA takes such positions, the costs of our AKB-9778 development program could increase materially and the potential market introduction of AKB-9778 could be delayed or we could risk not obtaining FDA approval even if our clinical trials meet their primary endpoints. The FDA also may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will consider an NDA application.

We have not yet sought guidance for the regulatory path for the topical formulation of AKB-9778 for primary open angle glaucoma and ocular hypertension with the FDA, EMA or other regulatory authorities. We cannot predict what additional requirements may be imposed by these regulatory authorities or how such requirements might delay or increase costs for our planned development programs. Because our business is almost entirely dependent upon the successful development, regulatory approval, and commercialization of AKB-9778, any such delay or increase in costs would have an adverse effect on our business.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates, and there is no guarantee that we can successfully enroll patients in a timely manner for our clinical trials. Our competitors may have ongoing clinical trials for product candidates that could be competitive with our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. As a result, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our development of AKB-9778 or termination of the clinical trials altogether.

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

We may conduct our clinical trials for our product candidates in trial sites outside of the United States, including Japan and the European Union, and seek regulatory approval for our product candidates in major markets in addition to the United States, including the European Union. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country, should we attempt to do so, is subject to numerous risks unique to conducting business in international markets, including:

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

If we fail to successfully meet requirements for the conduct of clinical trials outside of the United States, we may be delayed in obtaining, or be unable to obtain, regulatory approval for our product candidates in countries outside of the United States.

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

Clinical drug development is a lengthy and expensive process with an uncertain outcome, and positive results from  preclinical studies or earlier stage clinical trials are not necessarily predictive of the results of our future clinical trials of AKB-9778. If we cannot replicate the positive results from preclinical studies or earlier stage clinical trials in subsequent clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies may not be predictive of similar results in humans during clinical trials, and successful results from early or small clinical trials may not be replicated in later and larger clinical trials. For example, we observed encouraging preclinical and clinical results for AKB-9778 in non-proliferative diabetic retinopathy, but this product candidate did not meet the study endpoints in our TIME-2b clinical trial.  There can be no assurance that the results of our planned and future clinical trials will produce positive results. In addition, later stage clinical trials are expected to enroll a larger number of subjects and will treat subjects for longer periods than earlier stage trials, which will result in a greater likelihood that adverse events may be observed. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early stage development, and we may face similar setbacks. If the results of our ongoing or future clinical trials for AKB-9778 are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are safety concerns or adverse events, we may be prevented from or delayed in obtaining marketing approval for AKB-9778.

We may experience delays in the planned clinical development program for AKB-9778, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all.

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

We rely on third party CROs and other third parties to assist in managing, monitoring and otherwise carrying out our clinical trials. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators to conduct our clinical trials in the future, including our planned Phase 1b clinical trial for AKB-9778. We compete with many other companies for the resources of these third parties. The third parties on whom we rely may terminate their engagements with us at any time, and having to enter into alternative arrangements would delay development and commercialization of our product candidates.

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

Third-party claims of intellectual property infringement may be costly and time consuming and may delay or harm our drug discovery and development efforts.

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

For example, the current established treatments for glaucoma are predominantly eye drop drugs such as prostaglandins (e.g., latanoprost), beta blockers (e.g., timolol), carbonic anhydrase inhibitors (e.g., dorozolamide) and alpha agonists (e.g., brimonidine), many of which are generic, and are used as single agent therapies or combinations of a prostaglandin along with another agent.  Recently there have been new agents approved including netarsidil (Rhopress TM, and in combination with latanoprost, Rhoclatan TM) and latanoprostene bunod (Vyzulta TM).

Unless we demonstrate that AKB-9778 has single agent efficacy as effective as or more effective than current single-agent standard of care, or as effective or more effective in combination with a prostaglandin such as latanoprost as other combination products, prescribers may be resistant to prescribing it for glaucoma.

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

If AKB-9778 is approved and launched commercially, competing drugs may include generic agents that comprise current standard of care (e.g., latanoprost, timolol, and others) as well as newly approved agents such as Rhopressa, Rhoclatan (Aerie Pharmaceuticals) and Vyzulta (Bausch + Lomb), and others that are in development for the treatment of glaucoma.

Many of our potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical products. Large and established companies such as Aerie Pharmaceuticals, Baush + Lomb, Santen, Novartis, ONO, Takeda, Allergan and others compete in the market for products for the treatment of glaucoma. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing products before, or more effectively than, we do. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.

Our product candidates may cause undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.

Undesirable side effects caused by our product candidates or even competing products in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential products liability claims. Serious adverse events deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole. The most common drug-related adverse events to date in the clinical trial evaluating the safety and tolerability of AKB-9778 in DME have been dizziness and asymptomatic decreases in blood pressure, and these adverse events may occur in our future planned development of this candidate. Our understanding of the relationship between AKB-9778 and these events, as well as our understanding of adverse events in future clinical trials of other product candidates, may change as we gather more information, and additional unexpected adverse events may be observed.

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

We are highly dependent on members of our senior management, including Stephen Hoffman, our Chief Executive Officer, Michael Rogers, our Chief Financial Officer, Joseph Gardner, our President and Founder and former Chief Executive Officer, and Kevin G. Peters, our Chief Scientific Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

The market price of our common stock is likely to be volatile. Since our common stock became listed on Nasdaq Capital Market on June 26, 2018, the trading price of our common stock has ranged from $0.88 to $4.35 per share.  The market price of our common stock  may continue to fluctuate substantially due to a variety of factors, including market perception of our ability to meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and could have the same effect on our common stock. The market price of shares of our common stock may continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

If we are unable to maintain compliance with Nasdaq Capital Market listing standards, including maintenance of at least $2.5 million of stockholders’ equity and maintenance of a $1.00 minimum bid price, our common stock may be delisted from the Nasdaq Capital Market and you may face significant restrictions on the resale of your shares due to state “blue sky” laws.

There can be no assurances that we will be able to maintain our Nasdaq Capital Market listing in the future. In the event we are unable to maintain compliance with the Nasdaq Capital Market listing standards and our common stock is delisted from the Nasdaq Capital Market, it would, among other things, likely lead to a number of negative implications, including an adverse effect on the price of our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq Capital Market minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. If we cannot restore our compliance with Nasdaq’s listing requirements, we would pursue eligibility for trading of these securities on other markets or exchanges, such as the OTCQB or OTCQX, which are unorganized, inter-dealer, over-the-counter markets which provides significantly less liquidity than the Nasdaq Capital Market or other national securities exchanges.

Furthermore, each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state. If we fail to maintain our Nasdaq Capital Market listing, then we may not be considered to be on a national exchange and do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of March 31, 2019, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 44.3% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

We currently intend to use our cash and cash equivalents for continuing clinical development of AKB-9778 in patients with primary open angle glaucoma and ocular hypertension, including the preparation for and initiation of the planned Phase 1b clinical trial, early research on antibody therapies that inhibit VE-PTP, and for working capital and other general corporate purposes. Although we currently intend to use our cash and cash equivalents in such a manner, we will have broad discretion in the application of such cash and cash equivalents. Our failure to apply these funds effectively could affect our ability to continue to develop and commercialize our product candidates. Pending their use, we may invest our cash and cash equivalents in a manner that does not produce income or loses value.

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

AERPIO PHARMACEUTICALS, INC.

Date: May 9, 2019	By:	/s/ Stephen Hoffman, M.D., Ph.D.
Stephen Hoffman M.D., Ph.D.
Director, Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Michael Rogers
Michael Rogers
Chief Financial Officer (Principal Financial and Principal Accounting Officer)