Form 10-Q
period 2019-06-30
Aerpio Pharmaceuticals, Inc.
filed 2019-08-08
CIK 1422142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, the registrant had 40,588,004 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,157,010	$62,614,010
Prepaid research and development contracts	368,048	754,392
Other current assets	264,305	615,681
Total current assets	48,789,363	63,984,083

Furniture and equipment, net	297,618	98,449
Operating lease right-of-use assets, net	472,135	—
Deposits	40,960	40,960
Total assets	$49,600,076	$64,123,492

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,402,257	$5,456,917
Current portion of operating lease liability	193,284	—
Total current liabilities	3,595,541	5,456,917
Operating lease liability, net of current portion	288,055	—
Total liabilities	3,883,596	5,456,917
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 300,000,000 shares authorized and 40,588,004 shares issued and outstanding at June 30, 2019 and December 31, 2018.	4,059	4,059
Additional paid-in capital	178,853,870	177,621,807
Accumulated deficit	(133,141,449)	(118,959,291)
Total stockholders’ equity	45,716,480	58,666,575
Total liabilities and stockholders’ equity	$49,600,076	$64,123,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
License revenue, and other	$—	$1,333,333	$—	$1,333,333
Operating expenses
Research and development	2,264,255	4,228,934	7,850,506	8,257,746
General and administrative	2,799,570	3,140,854	6,054,612	6,588,690
Restructuring expense	915,094	—	915,094	—
Total operating expenses	5,978,919	7,369,788	14,820,212	14,846,436
Loss from operations	(5,978,919)	(6,036,455)	(14,820,212)	(13,513,103)
Grant income	4,924	—	20,272	—
Interest income	290,379	46,464	623,499	97,580
Total other income	295,303	46,464	643,771	97,580
Net and comprehensive loss	$(5,683,616)	$(5,989,991)	$(14,176,441)	$(13,415,523)

Net and comprehensive loss per share
Basic and diluted	$(0.14)	$(0.22)	$(0.35)	$(0.49)
Weighted average number of common shares used in computing net and comprehensive loss per share, basic and diluted	40,588,004	27,340,914	40,588,004	27,194,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

	For the Three and Six Months Ended June 30, 2019 (unaudited)
	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2019	40,588,004	$4,059	$177,621,807	$(118,959,291)	$58,666,575
Cumulative effect of change in accounting principle	—	—	5,717	(5,717)	—
Stock-based compensation expense	—	—	621,685	—	621,685
Net and comprehensive loss	—	—	—	(8,492,825)	(8,492,825)
Balance at March 31, 2019	40,588,004	4,059	178,249,209	(127,457,833)	50,795,435
Stock-based compensation expense	—	—	604,661	—	604,661
Net and comprehensive loss	—	—	—	(5,683,616)	(5,683,616)
Balance at June 30, 2019	40,588,004	$4,059	$178,853,870	$(133,141,449)	$45,716,480

	For the Three and Six Months Ended June 30, 2018 (unaudited)
	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2018	27,070,038	$2,707	$125,995,438	$(108,562,656)	$17,435,489
Issuance of restricted stock	60,000	6	(6)	—	—
Issuance of common stock upon exercise of stock options	16,802	2	21,990	—	21,992
Forfeiture of restricted stock	(741)	—	—	—	—
Stock-based compensation expense	—	—	1,079,721	—	1,079,721
Net and comprehensive loss	—	—	—	(7,425,532)	(7,425,532)
Balance at March 31, 2018	27,146,099	2,715	127,097,143	(115,988,188)	11,111,670
Issuance of common stock upon exercise of stock options	1,000	—	1,660	—	1,660
Issuance of common stock, net of issuance costs of $3,093,489	11,688,000	1,169	41,904,143		41,905,312
Forfeiture of restricted stock	(1,592)	—	—	—	—
Stock-based compensation expense	—	—	877,757	—	877,757
Net and comprehensive loss	—	—	—	(5,989,991)	(5,989,991)
Balance at June 30, 2018	38,833,507	$3,884	$169,880,703	$(121,978,179)	$47,906,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018
Operating activities:	(unaudited)
Net and comprehensive loss	$(14,176,441)	$(13,415,523)
Adjustments to reconcile net and comprehensive loss to net cash used in (provided by) operating activities:
Depreciation	33,503	23,665
Stock-based compensation	1,226,346	1,957,478
Changes in operating assets and liabilities:
Prepaid research and development contracts	386,344	(115,705)
Other current assets	351,376	108,760
Accounts payable and other current liabilities	(2,045,456)	(626,707)
Deferred revenue	—	18,666,667
Net cash (used in) provided by operating activities	(14,224,328)	6,598,635
Investing activities:
Purchase of furniture and equipment	(232,672)	(8,498)
Net cash used in investing activities	(232,672)	(8,498)
Financing activities:
Proceeds from exercise of stock options	—	23,652
Proceeds from issuance of common stock	—	44,998,801
Cash paid in connection with the sale of common stock	—	(3,093,489)
Net cash provided by financing activities	—	41,928,964
Net (decrease) increase in cash and cash equivalents	(14,457,000)	48,519,101
Cash and cash equivalents at beginning of year	62,614,010	20,264,109
Cash and cash equivalents, six months ended	$48,157,010	$68,783,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Organization and Operations

Aerpio Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on developing compounds that activate Tie2 to treat ocular diseases and complications of diabetes. In March 2019, the Company announced the top line results of its AKB-9778 Phase 2b (TIME-2b) clinical trial initiated in June 2017 for the treatment of non-proliferative diabetic retinopathy, or NPDR, a disease characterized by progressive compromise of blood vessels in the back of the eye. While the Company believed AKB-9778 had the potential to slow down or possibly reverse retinal vascular changes caused by diabetes, the subcutaneous administration of AKB-9778 twice daily did not meet the study’s primary endpoint of increasing the percentage of patients with an improvement of two or more steps in diabetic retinopathy severity score in the study eye, compared to placebo.  However, the Company did see encouraging data in a number of prespecified, key secondary endpoints related to the changes in the Urine Albumin-Creatinine Ratio, a measure of kidney function, and in reducing intraocular pressure. As a result, the Company plans to advance a topical drop formulation of AKB-9778 into clinical development as a potential treatment for open-angle glaucoma and initiated a Phase 1b clinical trial in the second quarter of 2019 with results anticipated by the end of 2019.

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

As a result of the Merger, the Company acquired the business of Aerpio and continued the existing business operations of Aerpio as a public reporting company under the name Aerpio Pharmaceuticals, Inc. Immediately after the Merger, on March 15, 2017, Aerpio converted into a Delaware limited liability company (the “Conversion”).

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

The Merger was treated as a recapitalization and reverse acquisition for financial reporting purposes. The Company is the legal acquirer of Aerpio in the transaction.  However, Aerpio is considered the acquiring company for accounting purposes since (i) former Aerpio stockholders own in excess of 50% of the combined enterprise on a fully diluted basis immediately following the Merger and 2017 Offering, and (ii) all members of the Company’s executive management and Board of Directors are from Aerpio. In accordance with “reverse merger” or “reverse acquisition” accounting treatment, the unaudited condensed consolidated financial statements for the periods ended June 30, 2019 and 2018, include the accounts of the Company and its wholly owned subsidiary, Aerpio Therapeutics, LLC.

The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its technology, identifying potential product candidates, and undertaking preclinical and clinical studies. The Company’s revenue to date has been primarily limited to license revenue from Gossamer Bio., Inc, during 2018.  Future revenue is dependent on the terms of the license agreement with Gossamer Bio., Inc as further described in Note 11. The Company’s product candidates are subject to long development cycles, and there is no assurance the Company will be able to successfully develop, obtain regulatory approval for, or market its product candidates.

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

The Company’s inability to obtain required funding in the near future could have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.   Based on the Company’s current cash reserves of $48.2 million at June 30, 2019 and financial condition as of this Quarterly Report on Form 10-Q, we believe our existing cash and cash equivalent will be sufficient to fund currently planned operations at least through the second quarter of 2021.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of June 30, 2019 and December 31, 2018, the Company does not have any uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions, if any exist, in income tax expense.

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

To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers within the fair value hierarchy during the six months ended June 30, 2019 or 2018. The assets of the Company measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2019
Assets:
Cash and cash equivalents	$48,157,010	$—	$—	$48,157,010
Total assets	$48,157,010	$—	$—	$48,157,010
December 31, 2018
Assets:
Cash and cash equivalents	$62,614,010	$—	$—	$62,614,010
Total assets	$62,614,010	$—	$—	$62,614,010

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are the only financial instruments that potentially subject the Company to concentrations of credit risk. At June 30, 2019 and December 31, 2018,  the Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

Leases

At the inception of an arrangement the Company determines whether the arrangement is or contains a lease based on the circumstances present. All leases with a term greater than one year are recognized on the condensed consolidated balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the condensed consolidated balance sheet leases with terms of one-year or less if entered into. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

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

In May 2014, the FASB issued amended guidance for revenue recognition, Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the ASU requires improved disclosure to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The Company adopted the new guidance on January 1, 2018, as it relates to the Agreement discussed in Note 11.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to enhance the transparency and comparability of financial reporting related to leasing arrangements. Under this new lease standard, leases are required to be recognized on the balance sheet as right-of-use assets and operating lease liabilities. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted the new guidance on January 1, 2019. See additional discussion in Note 9.

In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, (“ASU 2018-11”), which contains certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. ASU 2018-11 provides registrants with an option to not restate comparative periods presented in the financial statements. The Company adopted this new standard on January 1, 2019 (the “adoption date”) using a cumulative-effect adjustment on the effective date of the standard, for which comparative periods are presented in accordance with the previous guidance in ASC 840, Leases. In adopting the new standard, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard The expedients used by the Company are as follows: (1) allowing an entity to not reassess the lease classification for any expired or existing leases, (2) allowing an entity to not reassess the treatment of initial direct costs as they related to existing leases, and (3) allowing an entity to not reassess whether expired or existing contracts are or contain leases. Additionally, the Company made an accounting policy election to keep leases with a term of 12 months or less off of its condensed consolidated balance sheet. The Company adopted the new guidance on January 1, 2019. See additional discussion in Note 9

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.” This ASU improves financial reporting for share-based payments issued to nonemployees under ASC 718 by expanding the scope of the employee share-based payments guidance to include share-based payments issued to nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 31, 2018, including interim periods within that fiscal year. The Company adopted this ASU as of January 1, 2019 and recorded a one-time cumulative adjustment of $5,717 upon adoption.

No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the Company’s condensed consolidated financial statements.

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	June 30,	December 31,
	2019	2018
Accounts payable	$511,190	$595,680
Restructuring accrual (see Note 12)	591,827	—
Professional fees	264,571	487,923
Accrued bonus	451,644	1,877,455
Accrued retention bonus	157,716	—
Accrued vacation	88,945	90,663
Accrued project costs	1,306,752	2,232,014
Other	29,612	173,182
Total accounts payable and accrued expenses	$3,402,257	$5,456,917

4. Common Stock

As of June 30, 2019 and December 31, 2018, the Company had 300,000,000 shares of authorized common stock with par value of $0.0001 per share.

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

Warrants to Purchase Common Stock

At June 30, 2019 and December 31, 2018, the Company had warrants outstanding for the purchase of 317,562 shares of the Company’s common stock at an exercise price of $5.00 per share.  The warrants have a three-year term and expire on March 15, 2020.  At the expiration date of the warrant, if the fair value of the Company’s common stock exceeds the exercise price, the warrant will be automatically exercised and the exercise price will be fulfilled through the net share settlement provisions.  The number of shares and the exercise price shall be adjusted for standard anti-dilution events such as stock splits, combinations, reorganizations, or issue shares as part of a stock dividend.  Upon a change of control, the warrant holder will have the right to receive securities, cash or other properties it would have been entitled to receive had the warrant been exercised. The warrants are equity classified instruments and do not contain contingent exercise provisions, or other features, that would preclude the Company from concluding that the warrants are indexed solely to the Company’s common stock.

5. Preferred Stock

As of June 30, 2019 and December 31, 2018, the Company had 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital.  No preferred stock was issued and outstanding at June 30, 2019 and December 31, 2018.

6. Stock-Based Compensation

In March 2017, the Company’s Board of Directors adopted, and the stockholders approved, the 2017 Stock Option and Incentive Plan (the “2017 Plan”), that became effective in April 2017.  The 2017 Plan provides for the issuance of incentive awards up to 4,600,000 shares of common stock to officers, employees, consultants and directors, less the number of shares subject to issued and outstanding awards under the 2011 Plan that were assumed in the Merger.  The 2017 Plan also provides that the number of shares reserved for issuance thereunder will be increased annually on the first day of each year beginning in 2018 by four percent (4%) of the shares of our common stock outstanding on the last day of the immediately preceding year or such smaller increase as determined by our Board of Directors. In March 2019, the Company’s Board of Directors approved a 4% increase, adding 1,623,520 shares to the 2017 Plan, which was effective as of January 1, 2019.

Stock Options

The options granted generally vest over 48 months. Under the 2017 Plan, options vest in installments of 25% at the one-year anniversary and thereafter in 36 equal monthly installments beginning on the 1st of the month after the one-year anniversary date, subject to the employee’s continuous service with the Company. In May 2019, the Company issued a special retention grant of options to purchase an aggregate of 2,419,050 shares of common stock which vest in installments of 50% at June 30, 2020 and 50% at June 30, 2021, subject to the employee’s continuous service with the Company.  The options generally expire ten years after the date of grant. The fair value of the options at the date of grant is recognized as an expense over the requisite service period. During the three months ended June 30, 2019 and 2018, option awards to purchase an aggregate of 2,801,600 and 1,515,200 shares of common stock were granted, respectively, and option awards to purchase an aggregate of 4,622,428 and 1,515,200 shares of common stock were granted in the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019 and December 31, 2018, 969,529 and 2,959,562 shares are reserved for issuance under the 2017 Plan, respectively.

The following table summarizes the stock option activity during the six months ended June 30, 2019:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2019	3,351,132	$3.73	8.24	$142,788
Granted	4,622,428	1.86
Exercised	—	—
Expired/cancelled	(1,201,753)	2.80
Outstanding, June 30, 2019	6,771,807	$2.62	8.65	$17,133
Expected to vest, June 30, 2019	5,183,231	$2.37	9.35	$—
Options exercisable, June 30, 2019	1,588,576	$3.43	6.37	$17,133

Aggregate intrinsic value represents the estimated fair value of the Company’s common stock at in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

Compensation expense for stock options was $604,661 and $822,850 for the three months ended June 30, 2019 and 2018, respectively, and $1,226,346 and $1,554,223 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $5,956,838 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.60.

Restricted Stock

The Company recognized compensation expense for restricted stock of $0 and $54,907 for the three months ended June 30, 2019 and 2018, respectively, and $0 and $403,255 for the six months ended June 30, 2019 and 2018. All restricted stock vested in October 2018.

Compensation Expense Summary

The Company recognized the following compensation cost related to employee and non-employee stock-based compensation activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$73,463	$114,949	$232,794	$174,013
General and administrative	531,198	762,808	993,552	1,783,465
Total	$604,661	$877,757	$1,226,346	$1,957,478

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Accordingly, the weighted-average fair value of the options granted during the three months ended June 30, 2019 was $0.62 per share, and $1.11 per share for the six months ended June 30, 2019. The calculation was based on the following assumptions.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Expected term (years)	5.82	5.77
Risk-free interest rate	2.21%	2.32%
Expected volatility	65.97%	65.83%
Expected dividend yield	0.00%	0.00%

7. Income Taxes

The Company did not record a current or deferred income tax expense or benefit for the three and six months ended June 30, 2019 and 2018, due to the Company’s net losses and increases in its deferred tax asset valuation allowance.

8. Net and Comprehensive Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net and comprehensive loss attributable to common stockholders	$(5,683,616)	$(5,989,991)	$(14,176,441)	$(13,415,523)
Weighted average common shares used in computing net and comprehensive loss per share attributable to common stockholders, basic and diluted	40,588,004	27,340,914	40,588,004	27,194,028
Net and comprehensive loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.22)	$(0.35)	$(0.49)

The following weighted average common stock equivalents were excluded from the calculation of basic and diluted net and comprehensive loss per share attributable to common stockholders for the periods presented because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2019	2018
Options to purchase common stock	6,771,807	3,285,429
Unvested restricted stock	—	53,223
Warrants to purchase common stock	317,562	317,562

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

The following table presents the lease cost and information related to the right-of-use assets and operating lease liabilities:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Lease cost
Average rent expense	$62,085	$124,140
Other information
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$62,154	$124,308

The weighted average remaining lease term and discount rate at June 30, 2019
Weighted-average remaining lease term - operating leases		2.29
Weighted-average discount rate - operating leases		13.22%

As of June 30, 2019, future payments related to operating leases activities are presented in the table below:

	2019	2020	2021 and Thereafter	Total Lease Payments
Operating leases	$123,354	$239,781	$191,685	$554,820
Less interest				73,481
Present value of lease liabilities				$481,339

10.  Employee Stock Purchase Plan

In March 2017, the Board of Directors adopted and the stockholders approved the Employee Stock Purchase Plan that became effective in April 2017.  On June 20, 2018, the Company’s shareholders approved the Amended and Restated 2017 Employee Stock Purchase Plan ("ESPP") at the Annual Meeting of Shareholders.  Pursuant to the terms of the ESPP, the Company will reserve for issuance 300,000 shares of the Company's common stock in the aggregate, plus, on January 1, 2019 and each January 1 thereafter through January 1, 2028, the number of shares of the Company's common stock reserved and available for issuance under the ESPP will be cumulatively increased by the least of (i) one percent of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31; (ii) 350,000 shares; or (iii) such lesser number of shares of the Company’s common stock as determined by the Board of Directors, in each case subject to adjustment in accordance with the terms of the ESPP. In March 2019, the Company’s Board of Directors approved an increase of 350,000 shares to the ESPP, which was effective as of January 1, 2019. No shares under the ESPP are outstanding at June 30, 2019 and December 31, 2018.

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

As of June 30, 2019 all development milestones, sales-based milestones and royalty payments within the Agreement are constrained to the point where no transaction price has been allocated to the future milestones or royalty payments.

12.  Restructuring

In April 2019, the Company adopted a realignment plan to reduce operating costs and better align its workforce with the needs of its ongoing business. The realignment plan reduced the Company’s workforce by 11 employees, representing approximately 41% of its workforce. As a result of this realignment plan, the Company recorded employee severance expense of $0.9 million during the three months ended June 30, 2019 . These amounts are included within Restructuring expense in the condensed consolidated statements of operations and comprehensive loss and are expected to be substantially paid in cash by December 31, 2019. The total remaining liability under these severance related actions was $0.6 million as of June 30, 2019 and is included in Accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Aerpio Pharmaceuticals, Inc. should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2019. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of our Annual Report on Form 10K for the fiscal year ended December 31, 2018 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

AKB-9778 also showed encouraging data for reducing intraocular pressure in primary open angle glaucoma, or POAG, and ocular hypertension. In June 2019, we initiated a double-masked, multiple-ascending dose Phase 1 trial and plan to enroll four cohorts of 12 subjects each. Subjects will receive increasing daily doses of a topical ocular formulation of AKB-9778 or placebo for seven days. The primary endpoint of the trial is ocular safety and tolerability, with intraocular pressure, or IOP, lowering as the key pharmacodynamic endpoint. Topline results are anticipated by the end of 2019.

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

Except for the license agreement we entered into with Gossamer in June 2018, our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies. There can be no assurance of future revenues either from future payments related to the Gossamer license, transition services or from our product candidates. Our product candidates are subject to long development cycles, and there is no assurance we will be able to successfully develop, obtain regulatory approval for, or market our product candidates. As of June 30, 2019, we had an accumulated deficit of $133.1 million and anticipate incurring additional losses for the next several years.

In April 2019, we adopted a realignment plan to reduce operating costs and better align our workforce with the needs of our ongoing business. The realignment plan reduced our workforce by 11 employees, representing approximately 41% of our workforce. As a result of this realignment plan, we recorded severance expense of $0.9 million during the three months ended June 30, 2019. We anticipate that such employee related costs will be paid by the fourth quarter of 2019. The total remaining liability under these severance-related actions was $0.6 million as of June 30, 2019.

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

The Company’s inability to obtain required funding in the near future could have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.   Based on the Company’s current cash reserves of $48.2 million at June 30, 2019 and financial condition as of this Quarterly Report on Form 10-Q, we believe our existing cash and cash equivalent will be sufficient to fund currently planned operations at least through the second quarter of 2021.

Basis of Presentation

The following discussion highlights the Company’s results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the condensed consolidated balance sheets and the condensed consolidated statements of operation and comprehensive loss presented herein. The following discussion and analysis are based on the Company’s condensed consolidated financial statements contained in this Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such condensed consolidated financial statements and the related notes thereto.

Components of Statements of Operations and Comprehensive Loss

License Revenue, and other

License revenue relates to the license agreement with Gossamer.

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

Restructuring Expense

Restructuring expense consists primarily of severance related expenses of employees terminated as a result of the Company’s restructuring efforts.  Expenses include continued payroll, benefits and outplacement services (collectively “severance”) as defined and agreed upon by the respective employees’ severance agreement.  Total severance was recognized as Restructuring expense on April 2, 2019, the date when employees were notified of the restructuring event.  A corresponding restructuring accrual was also recorded and will be reduced as payments are made to the employees.

Grant Income

Grant income is recognized as earned based on contract work performed.

Results of Operations

The following table presents the results of operations for the periods presented:

Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
License revenue, and other	$—	$1,333,333	$—	$1,333,333
Operating expenses:
Research and development	2,264,255	4,228,934	7,850,506	8,257,746
General and administrative	2,799,570	3,140,854	6,054,612	6,588,690
Restructuring expense	915,094	—	915,094	—
Total operating expenses	5,978,919	7,369,788	14,820,212	14,846,436
Loss from operations	(5,978,919)	(6,036,455)	(14,820,212)	(13,513,103)
Grant income	4,924	—	20,272	—
Interest income	290,379	46,464	623,499	97,580
Total other income	295,303	46,464	643,771	97,580
Net and comprehensive loss	$(5,683,616)	$(5,989,991)	$(14,176,441)	$(13,415,523)

License Revenue

License revenue for the three months ended June 30, 2018 reflects six days of amortization of a $20.0 million upfront payment under the Gossamer license agreement which was recognized as revenue over a ninety-day performance period beginning on June 25, 2018. No such license agreement was executed in 2019, nor were any milestones of the Gossamer license agreement achieved in 2019.

Operating Expenses

	Three Months Ended June 30,
	2019	2018
Research and development	$2,264,255	$4,228,934
General and administrative	2,799,570	3,140,854
Restructuring expense	915,094	—
Total operating expenses	$5,978,919	$7,369,788

Research and Development

Research and development expenses for the three months ended June 30, 2019 decreased approximately $2.0 million or 46.5%, compared to the three months ended June 30, 2018. This was the result of decreased spending on AKB-9778, offset by spending related to the start-up of the Glaucoma clinical trial which commenced during the second quarter of 2019 and ARB-1536.

General and Administrative

General and administrative expenses for the three months ended June 30, 2019, decreased approximately $0.3 million, or 10.9%, compared to the three months ended June 30, 2018. This decrease was primarily attributable to a decrease in stock-based compensation of $0.6 million offset by an increase in legal expenses of $0.2 million.

Restructuring Expense

Restructuring expense for the three months ended June 30, 2019 increased by $0.9 million as a result of a reduction of headcount during the second quarter of 2019.  No such actions were taken in 2018.

Other Income

	Three Months Ended June 30,
	2019	2018
Grant income	$4,924	$—
Interest income	290,379	46,464
Total other income	$295,303	$46,464

Grant Income

Grant income is recognized as earned based on contract work performed. Grant income amounts can vary greatly from period to period depending on the funding and needs of the party for whom we perform the requested services.

Interest Income

Interest income in the three months ended June 30, 2019 and 2018, reflects interest earned on short term money market instruments. The net proceeds from our underwritten public offering in June 2018 and upfront payment received in conjunction with the execution of the license agreement with Gossamer in June 2018, less cash used in operations, were available for investment and generated more interest income in the three months ended June 30, 2019, compared to the prior period.

Comparison of the Six Months Ended June 30, 2019 and 2018

License Revenue

License revenue for the six months ended June 30, 2018 reflects six days of amortization of a $20.0 million upfront payment under the Gossamer license agreement which will be recognized as revenue over a ninety-day performance period beginning on June 25, 2018. No such license agreement was executed in 2019, nor were any milestones of the Gossamer license agreement achieved in 2019.

Operating Expenses

	Six Months Ended June 30,
	2019	2018
Research and development	$7,850,506	$8,257,746
General and administrative	6,054,612	6,588,690
Restructuring expense	915,094	—
Total operating expenses	$14,820,212	$14,846,436

Research and Development

Research and development expenses for the six months ended June 30, 2019 decreased approximately $0.4 million or 4.9%, compared to the six months ended June 30, 2018. This was the result of reduced spending on AKB-9778 offset by an increase in expenses related to Glaucoma and ARB-1536.  Research and development expenses are primarily attributed to the costs of the AKB-9778 Phase 2 clinical trial which concluded during the first quarter of 2019.

General and Administrative

General and administrative expenses for the six months ended June 30, 2019, decreased approximately $0.5, or 8.1%, compared to the six months ended June 30, 2018. This decrease was primarily attributable to a decrease in stock-based compensation of $0.6 million.

Restructuring Expense

Restructuring expense for the six months ended June 30, 2019 increased by $0.9 million as a result of a reduction of headcount during the second quarter of 2019.  No such actions were taken in 2018.

Other Income

	Six Months Ended June 30,
	2019	2018
Grant income	$20,272	$—
Interest income	623,499	97,580
Total other income	$643,771	$97,580

Grant Income

Grant income is recognized as earned based on contract work performed. Grant income amounts can vary greatly from period to period depending on the funding and needs of the party for whom we perform the requested services.

Interest Income

Interest income in the six months ended June 30, 2019, reflects interest earned on short term money market instruments. The net proceeds from our underwritten public offering in June 2018 and upfront payment received in conjunction with the execution of the license agreement with Gossamer in June 2018, less cash used in operations, were available for investment and generated more interest income in the six months ended June 30, 2019, compared to the prior period.

Liquidity and Capital Resources

Since inception, we have incurred significant net and comprehensive losses and negative cash flows from operations. For the six months ended June 30, 2019 and 2018, we had net and comprehensive loss of $14.2 million and $13.4 million, respectively. At June 30, 2019 and December 31, 2018, we had an accumulated deficit of $133.1 million and $119.0 million, respectively.

At June 30, 2019, we had cash and cash equivalents of $48.2 million. To date, we have financed our operations principally through private and public offerings of our equity securities, private placements of our redeemable convertible preferred stock, common stock, issuances of secured convertible promissory notes and proceeds from the license agreement with Gossamer.  Based on our current plans, we expect that our existing cash and cash equivalents, will enable us to conduct our planned operations at least through the second quarter of 2021.

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

Additionally, on February 21, 2018, and pursuant to the Form S-3, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Cantor as our sales agent. Cantor may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law.  The shares of our common stock to be sold under the Sales Agreement will be sold and issued pursuant to the Form S-3 and the related prospectus and one or more prospectus supplements. We will pay Cantor 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. As of June 30, 2019, no shares had been sold under this Sales Agreement.

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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by operating activities	$(14,224,328)	$6,598,635
Net cash used in investing activities	(232,672)	(8,498)
Net cash provided by financing activities	—	41,928,964
Net (decrease) increase in cash and cash equivalents	$(14,457,000)	$48,519,101

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

For the six months ended June 30, 2019, operating activities used $14.2 million in cash as result of $1.3 million of decrease in working capital and a net loss of approximately $14.2 million, offset by $1.3 million in non-cash expenses related to stock-based compensation and depreciation expense. For the six months ended June 30, 2018, operating activities generated $6.6 million in cash, predominately as a result of an increase in working capital of $18.0 million, primarily due to an increase of $18.7 million in deferred revenue related to the Gossamer license agreement.  Counterbalancing this increase in cash was a net loss of $13.4 million, offset by $2.0 million in non-cash expenses that consisted of stock-based compensation expense and depreciation expense.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2019 and 2018 was related to capital expenditures to support operations.

Financing Activities

During the six months ended June 30, 2018, we received $23,652 from the exercise of stock options and $41.9 million net proceeds from the sale of our common stock in our underwritten public offering in June 2018. No such activity occurred in 2019.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business during the period covered by this Form 10-Q from the contractual obligations and commitments as of December 31, 2018 as described in our Annual Report on Form 10-K filed with the SEC on March 7, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

For further information on all our significant accounting policies, see the notes to our condensed consolidated financial statements.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses each year since our inception, including net losses of $5.7 million and $6.0 million for the three months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $133.1 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our ability to obtain funding through equity or debt financings, strategic collaborations or grants. In June 2019 we initiated a Phase 1b clinical trial for our lead product candidate, AKB-9778, for a topical drop formulation to treat primary open angle glaucoma and ocular hypertension.  Our other product candidates, including ARP-1536, are in preclinical development. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market AKB-9778 or any of our other product candidates, our future revenues will depend upon the size of any markets in which AKB-9778 or any of our other product candidates has received approval, our ability to achieve sufficient market acceptance, reimbursement from third-party payors and other factors.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will likely increase significantly if and as we:

•	advance a topical drop formulation of AKB-9778 for the treatment of primary open angle glaucoma and ocular hypertension, including as we commence our Phase 1b clinical trial of this product candidate.

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	have our product candidates manufactured for clinical trials and for commercial sale;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	initiate additional preclinical, clinical or other studies for AKB-9778, ARP-1536 and other product candidates that we may develop or acquire;

•	seek to discover and develop additional product candidates;

•	acquire or in-license other commercial products, product candidates and technologies;

•	make royalty, milestone or other payments under any future in-license agreements;

•	maintain, protect and expand our intellectual property portfolio;

•	attract and retain skilled personnel; and

•	create additional infrastructure to support our operations as a public company.

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

As of June 30, 2019, our cash and cash equivalents were $48.2 million. We believe that we will continue to expend substantial resources for the foreseeable future developing AKB-9778 for the indications that we are pursuing, such as primary open angle glaucoma and ocular hypertension. Additionally, we expect to expend substantial resources to further develop ARP-1536. We may also expend substantial resources to develop any other product candidates that we may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In April 2019, we adopted a realignment plan to reduce operating costs and better align our workforce with the needs of our ongoing business. The realignment plan reduced our workforce by 11 employees, representing approximately 41% of our workforce. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees.

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

We rely on our lead product candidate, AKB-9778, and our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of that product candidate, which may never occur. In March 2019, we announced top line results of the Phase 2b clinical trial for AKB-9778 in the treatment of non-proliferative diabetic retinopathy. While we believed AKB-9778 had the potential to slow down or possibly reverse retinal vascular changes caused by diabetes, the subcutaneous administration of AKB-9778 twice daily did not meet the study’s primary endpoint of the percentage of patients with an improvement of two or more steps in diabetic retinopathy severity score, or DRSS, in the study eye, compared to placebo.  In June 2019, we initiated a Phase 1b clinical trial for our lead product candidate, AKB-9778, for a topical drop formulation to treat primary open angle glaucoma and ocular hypertension, with results anticipated by the end of 2019. We currently have no products for sale, generate no revenues from sales of any drugs, and may never be able to develop marketable products. AKB-9778 will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence its commercialization. We are currently evaluating development options for ARP-1536, which is our other product candidate that we are developing internally. None of our product candidates has advanced into a pivotal trial, and it may be years before such trial is initiated, if ever. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that any drug candidate is safe and effective and any biological product candidate is safe, pure, and potent for use in each target indication. This process can take many years. Of the large number of drugs in development in the United States, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize AKB-9778.

We are not permitted to market AKB-9778 in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. As a condition to submitting an NDA to the FDA for AKB-9778, we must complete our ongoing clinical trial, Phase 2 and 3 trials, and any additional nonclinical studies or clinical trials required by the FDA. To date, we have not completed any clinical trials of AKB-9778 for primary open angle glaucoma or ocular hypertension. AKB-9778 may not be successful in clinical trials or receive regulatory approval. Further, AKB-9778 may not receive regulatory approval even if it is successful in clinical trials. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process that typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Our development activities could be harmed or delayed by a partial shutdown of the U.S. government, including the FDA. We have not obtained regulatory approval for any product candidate and it is possible that AKB-9778 will never obtain regulatory approval. The FDA may delay, limit or deny approval of AKB-9778 for many reasons, including, among others:

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

We may conduct our clinical trials for our product candidates in trial sites outside of the United States, including Japan and the European Union, and seek regulatory approval for our product candidates in major markets in addition to the United States, including the European Union and Japan. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country, should we attempt to do so, is subject to numerous risks unique to conducting business in international markets, including:

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the relevant IRBs at the sites at which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination, including a clinical hold, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects including those experienced by other product candidates in the same class as our product candidates, changes in laws or regulations, or lack of adequate funding to continue the clinical trial. Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We rely on third party CROs and other third parties to assist in managing, monitoring and otherwise carrying out our clinical trials. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators to conduct our clinical trials in the future, including our ongoing Phase 1b clinical trial for AKB-9778. We compete with many other companies for the resources of these third parties. The third parties on whom we rely may terminate their engagements with us at any time, and having to enter into alternative arrangements would delay development and commercialization of our product candidates.

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

In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively ACA, was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The ACA, among other things, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologic products, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2027 unless additional Congressional action is taken.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2027. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, including eliminating a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. A Fifth Circuit US Court of Appeals hearing to determine whether certain states and the House of Representatives have standing to appeal the lower court decision was held on July 9, 2019, but it is unclear when a Court will render its decision on this hearing, and what effect it will have on the status of the ACA. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

Further, the Trump administration’s budget for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 legislation or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. In response to the Blueprint, CMS finalized a rule that amends the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allows Medicare plans to negotiate lower rates for certain drugs.  Among other things, the rule allows Medicare Advantage plans to use pre-authorization (PA) and step therapy (ST) for five of the six protected classes of drugs, with certain exceptions and permits plans to implement PA and ST in Medicare Part B drugs. CMS is still considering proposed changes to the definition of “negotiated prices” in the regulations. It is unclear  what effect such changes will have on our business and our ability to receive adequate reimbursement for our future products.

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

We are highly dependent on members of our senior management, including Stephen Hoffman, our Chief Executive Officer, Michael Rogers, our Chief Financial and Business Officer, Joseph Gardner, our President and Founder and former Chief Executive Officer, and Kevin G. Peters, our Chief Scientific Officer and acting Chief Medical Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. We may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the intense competition among numerous biopharmaceutical companies for similar personnel. In addition, in April 2019, we adopted a realignment plan to reduce operating costs and better align our workforce with the needs of our ongoing business. The realignment plan reduced our workforce by 11 employees, representing approximately 41% of our workforce. As a result, while we have undertaken efforts to retain our current employees, we may experience challenges in doing so.

We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to conduct our business will be limited.

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

There can be no assurances that we will be able to maintain our Nasdaq Capital Market listing in the future. On July 24, 2019, we were notified by Nasdaq Stock Market, LLC (“Nasdaq”) that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that we had 180 calendar days, or until January 20, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by January 20, 2020, an additional 180 days may be granted to regain compliance, so long as we meet the Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a hearings panel.

In the event we are unable to maintain compliance with the Nasdaq Capital Market listing standards and our common stock is delisted from the Nasdaq Capital Market, it would, among other things, likely lead to a number of negative implications, including an adverse effect on the price of our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq Capital Market minimum bid price requirement in the future, or prevent future non-compliance with Nasdaq’s listing requirements. If we cannot restore our compliance with Nasdaq’s listing requirements, we would pursue eligibility for trading of these securities on other markets or exchanges, such as the OTCQB or OTCQX, which are unorganized, inter-dealer, over-the-counter markets which provides significantly less liquidity than the Nasdaq Capital Market or other national securities exchanges.

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

As of June 30, 2019, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 40.2% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

We currently intend to use our cash and cash equivalents for continuing clinical development of AKB-9778 in patients with primary open angle glaucoma and ocular hypertension, including our ongoing Phase 1b clinical trial, early research on antibody therapies that inhibit VE-PTP, and for working capital and other general corporate purposes. Although we currently intend to use our cash and cash equivalents in such a manner, we will have broad discretion in the application of such cash and cash equivalents. Our failure to apply these funds effectively could affect our ability to continue to develop and commercialize our product candidates. Pending their use, we may invest our cash and cash equivalents in a manner that does not produce income or loses value.

As a result of becoming a public company, we are incurring increased costs and our management devotes substantial time to public company compliance programs.

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

AERPIO PHARMACEUTICALS, INC.

Date: August 8, 2019	By:	/s/ Stephen Hoffman, M.D., Ph.D.
Stephen Hoffman M.D., Ph.D.
Director, Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Michael Rogers
Michael Rogers
Chief Financial and Business Officer (Principal Financial and Principal Accounting Officer)