Form 10-Q
period 2019-09-30
Aerpio Pharmaceuticals, Inc.
filed 2019-11-07
CIK 1422142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 6, 2019, the registrant had 40,588,004 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,389,603	$62,614,010
Prepaid research and development contracts	538,300	754,392
Other current assets	876,492	615,681
Total current assets	44,804,395	63,984,083

Furniture and equipment, net	281,710	98,449
Operating lease right-of-use assets, net	424,751	—
Deposits	40,960	40,960
Total assets	$45,551,816	$64,123,492

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,403,960	$5,456,917
Current portion of operating lease liability	197,184	—
Total current liabilities	3,601,144	5,456,917
Operating lease liability, net of current portion	236,223	—
Total liabilities	3,837,367	5,456,917
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 300,000,000 shares authorized and 40,588,004 shares issued and outstanding at September 30, 2019 and December 31, 2018.	4,059	4,059
Additional paid-in capital	179,499,769	177,621,807
Accumulated deficit	(137,789,379)	(118,959,291)
Total stockholders’ equity	41,714,449	58,666,575
Total liabilities and stockholders’ equity	$45,551,816	$64,123,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
License revenue, and other	$—	$18,821,953	$—	$20,155,286
Operating expenses
Research and development	2,844,603	4,346,381	10,695,109	12,604,125
General and administrative	2,160,845	3,277,535	8,215,456	9,866,227
Restructuring (benefit) expense	(38,810)	—	876,284	—
Total operating expenses	4,966,638	7,623,916	19,786,849	22,470,352
(Loss) income from operations	(4,966,638)	11,198,037	(19,786,849)	(2,315,066)
Grant income	79,303	6,394	99,574	6,394
Interest income	239,405	333,047	862,904	430,626
Total other income	318,708	339,441	962,478	437,020
Net and comprehensive (loss) income	$(4,647,930)	$11,537,478	$(18,824,371)	$(1,878,046)

Net and comprehensive (loss) income per share
Basic and diluted	$(0.11)	$0.28	$(0.46)	$(0.06)
Weighted average number of common shares used in computing net and comprehensive (loss) income per share
Basic	40,588,004	40,527,722	40,588,004	31,687,434
Diluted	40,588,004	40,961,620	40,588,004	31,687,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

	For the Three and Nine Months Ended September 30, 2019 (unaudited)
	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2019	40,588,004	$4,059	$177,621,807	$(118,959,291)	$58,666,575
Cumulative effect of change in accounting principle	—	—	5,717	(5,717)	—
Stock-based compensation expense	—	—	621,685	—	621,685
Net and comprehensive loss	—	—	—	(8,492,825)	(8,492,825)
Balance at March 31, 2019	40,588,004	4,059	178,249,209	(127,457,833)	50,795,435
Stock-based compensation expense	—	—	604,661	—	604,661
Net and comprehensive loss	—	—	—	(5,683,616)	(5,683,616)
Balance at June 30, 2019	40,588,004	4,059	178,853,870	(133,141,449)	45,716,480
Stock-based compensation expense	—	—	645,899	—	645,899
Net and comprehensive loss	—	—	—	(4,647,930)	(4,647,930)
Balance at September 30, 2019	40,588,004	$4,059	$179,499,769	$(137,789,379)	$41,714,449

	For the Three and Nine Months Ended September 30, 2018 (unaudited)
	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2018	27,070,038	$2,707	$125,995,438	$(108,562,656)	$17,435,489
Issuance of restricted stock	60,000	6	(6)	—	—
Issuance of common stock upon exercise of stock options	16,802	2	21,990	—	21,992
Forfeiture of restricted stock	(741)	—	—	—	—
Stock-based compensation expense	—	—	1,079,721	—	1,079,721
Net and comprehensive loss	—	—	—	(7,425,532)	(7,425,532)
Balance at March 31, 2018	27,146,099	2,715	127,097,143	(115,988,188)	11,111,670
Issuance of common stock upon exercise of stock options	1,000	—	1,660	—	1,660
Issuance of common stock, net of issuance costs of $3,093,489	11,688,000	1,169	41,904,143		41,905,312
Forfeiture of restricted stock	(1,592)	—	—	—	—
Stock-based compensation expense	—	—	877,757	—	877,757
Net and comprehensive loss	—	—	—	(5,989,992)	(5,989,992)
Balance at June 30, 2018	38,833,507	3,884	169,880,703	(121,978,180)	47,906,407
Issuance of common stock upon exercise of stock options	34,297	3	53,101	—	53,104
Issuance of common stock, net of issuance costs of $409,054	1,720,200	172	6,213,543	—	6,213,715
Stock-based compensation expense	—	—	806,412	—	806,412
Net and comprehensive income	—	—	—	11,537,478	11,537,478
Balance at September 30, 2018	40,588,004	$4,059	$176,953,759	$(110,440,702)	$66,517,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2019	2018
Operating activities:	(unaudited)
Net and comprehensive loss	$(18,824,371)	$(1,878,046)
Adjustments to reconcile net and comprehensive loss to net cash (used in) provided by operating activities:
Depreciation	53,692	35,312
Stock-based compensation	1,872,245	2,763,890
Changes in operating assets and liabilities:
Prepaid research and development contracts	216,092	(24,052)
Other current assets	(260,811)	(572,870)
Accounts payable and other current liabilities	(2,044,301)	52,521
Net cash (used in) provided by operating activities	(18,987,454)	376,755
Investing activities:
Purchase of furniture and equipment	(236,953)	(29,380)
Net cash used in investing activities	(236,953)	(29,380)
Financing activities:
Proceeds from exercise of stock options	—	76,756
Proceeds from issuance of common stock	—	51,621,570
Cash paid in connection with the sale of common stock	—	(3,502,543)
Net cash provided by financing activities	—	48,195,783
Net (decrease) increase in cash and cash equivalents	(19,224,407)	48,543,158
Cash and cash equivalents at beginning of year	62,614,010	20,264,109
Cash and cash equivalents, nine months ended	$43,389,603	$68,807,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Organization and Operations

Aerpio Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on developing compounds that activate Tie2 to treat ocular diseases and complications of diabetes. In March 2019, the Company announced the top line results of its AKB-9778 Phase 2b (TIME-2b) clinical trial initiated in June 2017 for the treatment of non-proliferative diabetic retinopathy, or NPDR, a disease characterized by progressive compromise of blood vessels in the back of the eye. While the Company believed AKB-9778 had the potential to slow down or possibly reverse retinal vascular changes caused by diabetes, the subcutaneous administration of AKB-9778 twice daily did not meet the study’s primary endpoint of increasing the percentage of patients with an improvement of two or more steps in diabetic retinopathy severity score in the study eye, compared to placebo.  However, the Company did see encouraging data in a number of prespecified, key secondary endpoints related to the changes in the Urine Albumin-Creatinine Ratio, a measure of kidney function, and in reducing intraocular pressure. As a result, the Company plans to advance a topical drop formulation of AKB-9778 into clinical development as a potential treatment for open-angle glaucoma and initiated a Phase 1b clinical trial in the second quarter of 2019 with results anticipated in the first quarter of 2020.

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

The Merger was treated as a recapitalization and reverse acquisition for financial reporting purposes. The Company is the legal acquirer of Aerpio in the transaction.  However, Aerpio is considered the acquiring company for accounting purposes since (i) former Aerpio stockholders own in excess of 50% of the combined enterprise on a fully diluted basis immediately following the Merger and 2017 Offering, and (ii) all members of the Company’s executive management and Board of Directors are from Aerpio. In accordance with “reverse merger” or “reverse acquisition” accounting treatment, the unaudited condensed consolidated financial statements for the periods ended September 30, 2019 and 2018, include the accounts of the Company and its wholly owned subsidiary, Aerpio Therapeutics, LLC.

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

The Company’s inability to obtain required funding in the near future could have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations. Based on the Company’s current cash reserves of $43.4 million at September 30, 2019 and financial condition as of this Quarterly Report on Form 10-Q, we believe our existing cash and cash equivalent will be sufficient to fund currently planned operations at least through the second quarter of 2021.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of September 30, 2019 and December 31, 2018, the Company does not have any uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions, if any exist, in income tax expense.

Net and Comprehensive (Loss) Income per Share

The Company’s basic net and comprehensive (loss) income per share is calculated by dividing the net and comprehensive (loss) income by the weighted average number of shares of common stock outstanding for the period. The diluted net and comprehensive (loss) income per share attributable to common stockholders is computed by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation – Stock Compensation, or ASC 718.  ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated statements of operations and comprehensive net (loss) income based on their fair values. All the Company’s stock-based awards are subject only to service-based vesting conditions. The Company estimates the fair value of its stock-based awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate, and (d) expected dividends.

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

To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers within the fair value hierarchy during the nine months ended September 30, 2019 or 2018. The assets of the Company measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2019
Assets:
Cash and cash equivalents	$43,389,603	$—	$—	$43,389,603
Total assets	$43,389,603	$—	$—	$43,389,603
December 31, 2018
Assets:
Cash and cash equivalents	$62,614,010	$—	$—	$62,614,010
Total assets	$62,614,010	$—	$—	$62,614,010

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are the only financial instruments that potentially subject the Company to concentrations of credit risk. At September 30, 2019 and December 31, 2018,  the Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, if any. Comprehensive (loss) income equaled net (loss) income for all periods presented.

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

In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, (“ASU 2018-11”), which contains certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. ASU 2018-11 provides registrants with an option to not restate comparative periods presented in the financial statements. The Company adopted this new standard on January 1, 2019 (the “adoption date”) using a cumulative-effect adjustment on the effective date of the standard, for which comparative periods are presented in accordance with the previous guidance in ASC 840, Leases. In adopting the new standard, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard The expedients used by the Company are as follows: (1) allowing an entity to not reassess the lease classification for any expired or existing leases, (2) allowing an entity to not reassess the treatment of initial direct costs as they related to existing leases, and (3) allowing an entity to not reassess whether expired or existing contracts are or contain leases. The Company adopted the new guidance on January 1, 2019. See additional discussion in Note 9

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 improves financial reporting for share-based payments issued to nonemployees under ASC 718 by expanding the scope of the employee share-based payments guidance to include share-based payments issued to nonemployees. The amendments in ASU 2018-07 are effective for public companies for fiscal years beginning after December 31, 2018, including interim periods within that fiscal year. The Company adopted ASU 2018-07 as of January 1, 2019 and recorded a one-time cumulative adjustment of $5,717 upon adoption.

No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the Company’s condensed consolidated financial statements.

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	September 30,	December 31,
	2019	2018
Accounts payable	$750,994	$595,680
Restructuring accrual (see Note 12)	139,000	—
Professional fees	221,344	487,923
Accrued bonus	516,186	1,877,455
Accrued retention bonus	313,417	—
Accrued vacation	74,763	90,663
Accrued project costs	1,359,150	2,232,014
Other	29,106	173,182
Total accounts payable and accrued expenses	$3,403,960	$5,456,917

4. Common Stock

As of September 30, 2019 and December 31, 2018, the Company had 300,000,000 shares of authorized common stock with par value of $0.0001 per share.

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

Warrants to Purchase Common Stock

At September 30, 2019 and December 31, 2018, the Company had warrants outstanding for the purchase of 317,562 shares of the Company’s common stock at an exercise price of $5.00 per share. The warrants have a three-year term and expire on March 15, 2020.  At the expiration date of the warrant, if the fair value of the Company’s common stock exceeds the exercise price, the warrant will be automatically exercised and the exercise price will be fulfilled through the net share settlement provisions. The number of shares and the exercise price shall be adjusted for standard anti-dilution events such as stock splits, combinations, reorganizations, or issue shares as part of a stock dividend. Upon a change of control, the warrant holder will have the right to receive securities, cash or other properties it would have been entitled to receive had the warrant been exercised. The warrants are equity classified instruments and do not contain contingent exercise provisions, or other features, that would preclude the Company from concluding that the warrants are indexed solely to the Company’s common stock.

5. Preferred Stock

As of September 30, 2019 and December 31, 2018, the Company had 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital. No preferred stock was issued and outstanding at September 30, 2019 and December 31, 2018.

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

Stock Options

The options granted generally vest over 48 months. Under the 2017 Plan, options vest in installments of 25% at the one-year anniversary and thereafter in 36 equal monthly installments beginning on the 1st of the month after the one-year anniversary date, subject to the employee’s continuous service with the Company. In May 2019, the Company issued a special retention grant of options to purchase an aggregate of 2,419,050 shares of common stock which vest in installments of 50% at June 30, 2020 and 50% at June 30, 2021, subject to the employee’s continuous service with the Company.  The options generally expire ten years after the date of grant. The fair value of the options at the date of grant is recognized as an expense over the requisite service period. During the three months ended September 30, 2019 and 2018, option awards to purchase an aggregate of 0 and 97,500 shares of common stock were granted, respectively, and option awards to purchase an aggregate of 4,622,428 and 1,612,700 shares of common stock were granted in the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019 and December 31, 2018, 990,154 and 2,959,562 shares are reserved for issuance under the 2017 Plan, respectively.

The following table summarizes the stock option activity during the nine months ended September 30, 2019:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2019	3,351,132	$3.73	8.24	$142,788
Granted	4,622,428	1.86
Exercised	—	—
Expired/cancelled	(1,247,463)	2.77
Outstanding, September 30, 2019	6,726,097	$2.62	8.42	$—
Expected to vest, September 30, 2019	5,049,655	$2.32	2.40
Options exercisable, September 30, 2019	1,676,442	$3.55	6.31

Aggregate intrinsic value represents the estimated fair value of the Company’s common stock at in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

Compensation expense for stock options was $645,899 and $759,978 for the three months ended September 30, 2019 and 2018, respectively, and $1,872,245 and $2,314,201 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $5,308,760 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock

The Company recognized compensation expense for restricted stock of $0 and $46,433 for the three months ended September 30, 2019 and 2018, respectively, and $0 and $449,689 for the nine months ended September 30, 2019 and 2018. All restricted stock vested in October 2018.

Compensation Expense Summary

The Company recognized the following compensation cost related to employee and non-employee stock-based compensation activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$153,997	$139,492	$386,791	$313,505
General and administrative	491,902	666,919	1,485,454	2,450,385
Total	$645,899	$806,411	$1,872,245	$2,763,890

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Accordingly, the weighted-average fair value of the options granted during the nine months ended September 30, 2019 was $1.11 per share. No options were granted during the three months ended September 30, 2019. The calculation was based on the following assumptions.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Expected term (years)	—	5.77
Risk-free interest rate	—	2.32%
Expected volatility	—	65.83%
Expected dividend yield	—	0.00%

7. Income Taxes

The Company did not record a current or deferred income tax expense or benefit for the three and nine months ended September 30, 2019 and 2018, due to the Company’s net losses and increases in its deferred tax asset valuation allowance.

8. Net and Comprehensive (Loss) Income per Share

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share (“EPS”) attributable to common stockholders for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net and comprehensive (loss) income attributable to common stockholders	$(4,647,930)	$11,537,478	$(18,824,371)	$(1,878,046)
Denominator:
Denominator for basic EPS - weighted-average common shares	40,588,004	40,527,722	40,588,004	31,687,434
Dilutive effect of options to purchase common shares	—	426,860	—	—
Dilutive effect of unvested restricted stock	—	7,038	—	—
Denominator for diluted EPS - adjusted weighted- average common shares	40,588,004	40,961,620	40,588,004	31,687,434

Basic and diluted EPS	$(0.11)	$0.28	$(0.46)	$(0.06)

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

The following weighted average common stock equivalents were excluded from the calculation of basic and diluted net and comprehensive (loss) income per share attributable to common stockholders for the periods presented because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2019	2018
Options to purchase common stock	6,726,097	3,348,632
Unvested restricted stock	—	7,038
Warrants to purchase common stock	317,562	317,562

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

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. All other leases are recorded on the balance sheet with a corresponding operating lease asset, net, representing the right to use the underlying asset for the lease term and the operating lease liabilities representing the obligation to make lease payments arising from the lease.

Operating lease assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at lease commencement date. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and are recorded in general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.

The following table presents the lease cost and information related to the right-of-use assets and operating lease liabilities:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Lease cost
Average rent expense	$62,086	$186,226
Other information
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$62,634	$186,942

The weighted average remaining lease term and discount rate at September 30, 2019
Weighted-average remaining lease term - operating leases		2.06
Weighted-average discount rate - operating leases		13.22%

As of September 30, 2019, future payments related to operating leases activities are presented in the table below:

	2019	2020	2021 and Thereafter	Total Lease Payments
Operating leases	$60,721	$239,781	$191,685	$492,187
Less interest				58,780
Present value of lease liabilities				$433,407

10.  Employee Stock Purchase Plan

In March 2017, the Board of Directors adopted and the stockholders approved the Employee Stock Purchase Plan that became effective in April 2017.  On June 20, 2018, the Company’s shareholders approved the Amended and Restated 2017 Employee Stock Purchase Plan ("ESPP") at the Annual Meeting of Shareholders. Pursuant to the terms of the ESPP, the Company will reserve for issuance 300,000 shares of the Company's common stock in the aggregate, plus, on January 1, 2019 and each January 1 thereafter through January 1, 2028, the number of shares of the Company's common stock reserved and available for issuance under the ESPP will be cumulatively increased by the least of (i) one percent of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31; (ii) 350,000 shares; or (iii) such lesser number of shares of the Company’s common stock as determined by the Board of Directors, in each case subject to adjustment in accordance with the terms of the ESPP. In March 2019, the Company’s Board of Directors approved an increase of 350,000 shares to the ESPP, which was effective as of January 1, 2019. No shares under the ESPP are outstanding at September 30, 2019 and December 31, 2018.

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

Gossamer is responsible for the development and commercialization of the licensed products, and a joint development committee has been formed to oversee the development and manufacturing activities related to the licensed products. Under the terms of the Agreement, Gossamer is obligated to use its commercially reasonable efforts to develop and commercialize licensed products in the United States, two major European countries and Japan for at least one of the initial indications. The Agreement includes an exclusivity provision that prohibits the Company from developing, manufacturing or commercializing, and prohibits Gossamer from clinically developing or commercializing certain HIF stabilizing compounds other than as permitted in the Agreement. Pursuant to the terms of the Agreement, Gossamer made an upfront payment to the Company of $20.0 million on June 28, 2018, of which $18.7 million and $20.0 million was  recognized in the three and nine months ended September 30, 2018, respectively (in accordance with ASC 606).

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

As of September 30, 2019, all development milestones, sales-based milestones and royalty payments within the Agreement are constrained to the point where no transaction price has been allocated to the future milestones or royalty payments.

12.  Restructuring

In April 2019, the Company adopted a realignment plan to reduce operating costs and better align its workforce with the needs of its ongoing business. The realignment plan reduced the Company’s workforce by 11 employees, representing approximately 41% of its workforce. As a result of this realignment plan, the Company recorded employee severance expense of $0.9 million during the three months ended June 30, 2019. These amounts are included within restructuring (benefit) expense in the condensed consolidated statements of operations and comprehensive (loss) income and are expected to be substantially paid in cash by December 31, 2019.  During the three months ended September 30, 2019 an immaterial change in estimate was recorded to the employee severance expense.  Total cash payments against the severance liability was approximately $0.8 million in 2019.  The remaining liability as of September 30, 2019 was approximately $0.1 million and is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

13.  Subsequent Event

On October 15, 2019, our Chief Executive Officer and our Chief Financial and Business Officer departed from their positions. Our Chief Executive Officer also resigned as a director. In connection with these departures, we estimate that we will incur one-time aggregate expenses of approximately $1.0 million for employee related costs, including severance benefits and payment of healthcare insurance premiums.  Additionally, certain one-time stock-based compensation adjustments will be recorded for the forfeitures of outstanding equity awards during the fourth quarter.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our research and development programs and future preclinical and clinical studies;
•	our ability to advance any product candidates into, and successfully complete, clinical studies and obtain regulatory approval for them;
•	the timing or likelihood of regulatory filings and approvals;
•	the commercialization, marketing and manufacturing of our product candidates, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
•	the implementation of our strategic plans for our business, product candidates and technology;
•	our exploration of strategic alternatives;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our expectations related to the use of our cash reserves, and estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	our ability to maintain and establish collaborations, including with Gossamer, as well as the expected benefits from such collaboration;
•	our financial performance;
•	developments relating to our competitors and our industry, including the impact of government regulation; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Aerpio Pharmaceuticals, Inc. should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2019. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

AKB-9778 also showed encouraging data for reducing intraocular pressure in primary open angle glaucoma, or POAG, and ocular hypertension. In June 2019, we initiated a double-masked, multiple-ascending dose Phase 1 trial and plan to enroll four cohorts of 12 subjects each. Subjects received increasing daily doses of a topical ocular formulation of AKB-9778 or placebo for seven days. The primary endpoint of the trial was ocular safety and tolerability, with intraocular pressure, or IOP, lowering as the key pharmacodynamic endpoint. In October 2019, the Company announced interim results from its Phase 1b clinical trial. The unmasked interim analysis, limited to the first three cohorts, shows the topical ocular administration of AKB-9778 was well tolerated.  Compared to placebo, there was a dose dependent increase in minimal to mild conjunctival hyperemia with AKB-9778, which was transient and generally considered non-adverse, and a time and dose dependent reduction IOP that, in the highest once daily (QD) dose cohort peaked at 4 hours post-dose and was sustained through eight hours on day 7, returning to baseline levels at 24 hours post-dose. Based on this data, a cohort of up to 36 patients with ocular hypertension (OHT)/open angle glaucoma (OAG) has been added to the ongoing study to assess safety and pilot efficacy in the target patient population.  The Company expects to announce full results of the ongoing Phase 1b study in the first quarter of 2020.

ARP-1536, our humanized monoclonal antibody directed at the same target as AKB-9778, is in preclinical development. We are evaluating development options for ARP-1536, including subcutaneous injection for the treatment of diabetic vascular complications.

In June 2018, we licensed AKB-4924, a selective stabilizer of hypoxia-inducible factor-1 alpha, or HIF-1 alpha to Gossamer Bio, Inc. (“Gossamer”) AKB-4924, (now called GB004), is being developed for the treatment of inflammatory bowel disease (IBD). HIF-1 alpha is involved in mucosal wound healing and the reduction of inflammation in the gastrointestinal tract. Gossamer has completed the phase 1 multiple ascending dose (MAD) clinical study and is currently running a phase 1b clinical study in ulcerative colitis patients.  Gossamer is responsible for all remaining development and commercial activities for GB004.

Except for the license agreement we entered into with Gossamer in June 2018, our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies. There can be no assurance of future revenues either from future payments related to the Gossamer license, transition services or from our product candidates. Our product candidates are subject to long development cycles, and there is no assurance we will be able to successfully develop, obtain regulatory approval for, or market our product candidates. As of September 30, 2019, we had an accumulated deficit of $137.8 million and anticipate incurring additional losses for the next several years.

In April 2019, we adopted a realignment plan to reduce operating costs and better align our workforce with the needs of our ongoing business. The realignment plan reduced our workforce by 11 employees, representing approximately 41% of our workforce. As a result of this realignment plan, we recorded severance expense of $0.9 million during the nine months ended September 30, 2019. We anticipate that such employee related costs will be paid by the fourth quarter of 2019. The total remaining liability under these severance-related actions was $0.1 million as of September 30, 2019.  On October 15, 2019, our Chief Executive Officer and our Chief Financial and Business Officer departed from their positions. Our Chief Executive Officer also resigned as a director. In connection with these departures, we estimate that we will incur one-time aggregate expenses of approximately $1.0 million for employee related costs, including severance benefits and payment of healthcare insurance premiums. Additionally, certain one-time stock-based compensation adjustments will be recorded for the forfeitures of outstanding equity awards during the fourth quarter.

In October 2019, we announced the engagement of Evercore, Ladenburg Thalmann & Co. Inc. and Duane Nash, M.D., J.D., M.B.A. to explore a range of strategic alternatives focused on maximizing stockholder value from our clinical assets and cash resources. Such alternatives may include the potential for an acquisition, company sale, merger, business combination, asset sale, in-license, out-license or other strategic transaction. There can be no assurance that the exploration of strategic alternatives will result in any transaction or other alternative.

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

The Company’s inability to obtain required funding in the near future could have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.  Based on the Company’s current cash reserves of $43.4 million at September 30, 2019 and financial condition as of this Quarterly Report on Form 10-Q, we believe our existing cash and cash equivalent will be sufficient to fund currently planned operations at least through the second quarter of 2021.

Basis of Presentation

The following discussion highlights the Company’s results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the condensed consolidated balance sheets and the condensed consolidated statements of operation and comprehensive (loss) income presented herein. The following discussion and analysis are based on the Company’s condensed consolidated financial statements contained in this Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles or GAAP. You should read the discussion and analysis together with such condensed consolidated financial statements and the related notes thereto.

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

Results of Operations

The following table presents the results of operations for the periods presented:

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
License revenue, and other	$—	$18,821,953	$—	$20,155,286
Operating expenses:
Research and development	2,844,603	4,346,381	10,695,109	12,604,125
General and administrative	2,160,845	3,277,535	8,215,456	9,866,227
Restructuring expense	(38,810)	—	876,284	—
Total operating expenses	4,966,638	7,623,916	19,786,849	22,470,352
(Loss) income from operations	(4,966,638)	11,198,037	(19,786,849)	(2,315,066)
Grant income	79,303	6,394	99,574	6,394
Interest income	239,405	333,047	862,904	430,626
Total other income	318,708	339,441	962,478	437,020
Net and comprehensive (loss) income	$(4,647,930)	$11,537,478	$(18,824,371)	$(1,878,046)

License Revenue

License revenue for the three months ended September 30, 2018 reflects $18.7 million of the $20.0 million upfront June 2018 license agreement payment from Gossamer along with revenue for certain transition services provided to Gossamer as part of the license agreement. No such license agreement was executed in 2019, nor were any milestones of the Gossamer license agreement achieved in 2019.

Operating Expenses

	Three Months Ended September 30,
	2019	2018
Research and development	$2,844,603	$4,346,381
General and administrative	2,160,845	3,277,535
Restructuring (benefit) expense	(38,810)	—
Total operating expenses	$4,966,638	$7,623,916

Research and Development

Research and development expenses for the three months ended September 30, 2019 decreased approximately $1.5 million or 34.6%, compared to the three months ended September 30, 2018. This was the result of decreased spending on AKB-9778, offset by spending related to the Glaucoma clinical trial, which commenced during the second quarter of 2019.

General and Administrative

General and administrative expenses for the three months ended September 30, 2019, decreased approximately $1.1 million, or 34.1%, compared to the three months ended September 30, 2018. This decrease was primarily attributable to a decrease in employee related expenses of $0.5 million, legal expenses of $0.3 million, stock-based compensation of $0.2 million and general office expenses of $0.1 million.

Restructuring (Benefit) Expense

Restructuring (benefit) expense for the three months ended September 30, 2019 includes a revision to the estimate of severance related benefits associated with the reduction of headcount during the second quarter of 2019.  No additional restructuring actions were taken during the quarter and no such actions were taken in 2018.

Other Income

	Three Months Ended September 30,
	2019	2018
Grant income	$79,303	$6,394
Interest income	239,405	333,047
Total other income	$318,708	$339,441

Grant Income

Grant income is recognized as earned based on contract work performed. Grant income amounts can vary greatly from period to period depending on the funding and needs of the party for whom we perform the requested services.

Interest Income

Interest income in the three months ended September 30, 2019 and 2018, reflects interest earned on short term money market instruments. The net proceeds from our underwritten public offering in June 2018 and upfront payment received in conjunction with the execution of the license agreement with Gossamer in June 2018, less cash used in operations, were available for investment. The decrease in interest income was due to lower cash balances at September 30, 2019, compared to prior year.

Comparison of the Nine Months Ended September 30, 2019 and 2018

License Revenue

License revenue for the nine months ended September 30, 2018 reflects the $20.0 million upfront payment from the license agreement with Gossamer along with revenue for certain transition services provided to Gossamer as part of the license agreement. No such license agreement was executed in 2019, nor were any milestones of the Gossamer license agreement achieved in 2019.

Operating Expenses

	Nine Months Ended September 30,
	2019	2018
Research and development	$10,695,109	$12,604,125
General and administrative	8,215,456	9,866,227
Restructuring expense	876,284	—
Total operating expenses	$19,786,849	$22,470,352

Research and Development

Research and development expenses for the nine months ended September 30, 2019 decreased approximately $1.9 million or 15.1%, compared to the nine months ended September 30, 2018. This was the result of reduced spending on AKB-9778 offset by an increase in expenses related to Glaucoma.  Research and development expenses are primarily attributed to the costs of the AKB-9778 Phase 2 clinical trial which concluded during the first quarter of 2019.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2019, decreased approximately $1.7 million, or 16.7%, compared to the nine months ended September 30, 2018. This decrease was primarily attributable to a decrease in stock-based compensation of $1.0 million, personnel related expenses of $0.5 million and general office expenses of $0.5 million, offset by an increase in retention bonus expense accrued during the nine months ended September 30, 2019 of $0.3 million.

Restructuring Expense

Restructuring expense for the nine months ended September 30, 2019 was $0.9 million as a result of a reduction of headcount during the second quarter of 2019.  No such actions were taken in 2018.

Other Income

	Nine Months Ended September 30,
	2019	2018
Grant income	$99,574	$6,394
Interest income	862,904	430,626
Total other income	$962,478	$437,020

Grant Income

Grant income is recognized as earned based on contract work performed. Grant income amounts can vary greatly from period to period depending on the funding and needs of the party for whom we perform the requested services.

Interest Income

Interest income in the nine months ended September 30, 2019, reflects interest earned on short term money market instruments. The net proceeds from our underwritten public offering in June 2018 and upfront payment received in conjunction with the execution of the license agreement with Gossamer in June 2018, less cash used in operations, were available for investment and generated more interest income in the nine months ended September 30, 2019, compared to the prior period.

Liquidity and Capital Resources

Since inception, we have incurred significant net and comprehensive losses and negative cash flows from operations. For the nine months ended September 30, 2019 and 2018, we had net and comprehensive loss of $18.8 million and $1.9 million, respectively. At September 30, 2019 and December 31, 2018, we had an accumulated deficit of $137.8 million and $119.0 million, respectively.

At September 30, 2019, we had cash and cash equivalents of $43.4 million. To date, we have financed our operations principally through private and public offerings of our equity securities, private placements of our redeemable convertible preferred stock, common stock, issuances of secured convertible promissory notes and proceeds from the license agreement with Gossamer.  Based on our current plans, we expect that our existing cash and cash equivalents, will enable us to conduct our planned operations at least through the second quarter of 2021.

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

Additionally, on February 21, 2018, and pursuant to the Form S-3, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Cantor as our sales agent. Cantor may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law.  The shares of our common stock to be sold under the Sales Agreement will be sold and issued pursuant to the Form S-3 and the related prospectus and one or more prospectus supplements. We will pay Cantor 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. As of September 30, 2019, no shares had been sold under this Sales Agreement.

In October 2019, we announced the engagement of Evercore, Ladenburg Thalmann & Co. Inc. and Duane Nash, M.D., J.D., M.B.A. to explore a range of strategic alternatives focused on maximizing stockholder value from our clinical assets and cash resources. Such alternatives may include the potential for an acquisition, company sale, merger, business combination, asset sale, in-license, out-license or other strategic transaction. There can be no assurance that the exploration of strategic alternatives will result in any transaction or other alternative.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by operating activities	$(18,987,454)	$376,755
Net cash used in investing activities	(236,953)	(29,380)
Net cash provided by financing activities	—	48,195,783
Net (decrease) increase in cash and cash equivalents	$(19,224,407)	$48,543,158

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

For the nine months ended September 30, 2019, operating activities used $19.0 million in cash as result of $2.1 million of decrease in working capital and a net loss of approximately $18.8 million, offset by $1.9 million in non-cash expenses related to stock-based compensation and depreciation expense. For the nine months ended September 30, 2018, operating activities generated $0.4 million in cash as a result of $0.5 million of decrease in working capital and a net loss of $1.9 million, offset by $2.8 million in non-cash expenses that consisted of stock-based compensation expense and depreciation expense.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019 and 2018 was related to capital expenditures to support operations.

Financing Activities

During the nine months ended September 30, 2018, we received $76,756 from the exercise of stock options and $48.1 million net proceeds from the sale of our common stock in our underwritten public offering in June 2018. No such activity occurred in 2019.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business during the period covered by this Form 10-Q from the contractual obligations and commitments as of December 31, 2018 as described in our Annual Report on Form 10-K filed with the SEC on March 7, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with  GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses each year since our inception, with the exception of the three months ended September 30, 2018.  For the three months ended September 30, 2019, we incurred net losses of $4.6 million, compared to net income of $11.6 million in the three months ended September 30, 2018 as a result of the license agreement with Gossamer.  As of September 30, 2019, we had an accumulated deficit of $137.8 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

As of September 30, 2019, our cash and cash equivalents were $43.4 million. We believe that we will continue to expend substantial resources for the foreseeable future developing AKB-9778 for the indications that we are pursuing, such as primary open angle glaucoma and ocular hypertension. Additionally, we expect to expend substantial resources to further develop ARP-1536. We may also expend substantial resources to develop any other product candidates that we may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We cannot assure you that our exploration of strategic alternatives will result in a transaction or that any such transaction would be successful, and the process of exploring strategic alternatives or its conclusion could adversely impact our business and our stock price.

In October 2019, we announced the engagement of Evercore, Ladenburg Thalmann & Co. Inc. and Duane Nash, M.D., J.D., M.B.A. to assist us in identifying and evaluating a range of potential strategic alternatives, including an acquisition, company sale, merger, business combination, asset sale, in-license, out-license or other strategic transaction. This strategic alternatives process is ongoing. There can be no assurances that the strategic alternatives process will result in the announcement or consummation of any strategic transaction, or that any resulting plans or transactions will yield additional value for shareholders. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to potential buyers on reasonable terms.

The process of exploring strategic alternatives could adversely impact our business, financial condition and results of operations. We could incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to equity compensation, severance pay and legal, accounting and financial advisory fees. In addition, the process may be time consuming and disruptive to our business operations, could divert the attention of management and the Board of Directors from our business, could negatively impact our ability to attract, retain and motivate key employees, and could expose us to potential litigation in connection with this process or any resulting transaction. Further, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

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

We rely on our lead product candidate, AKB-9778, and our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of that product candidate, which may never occur. In March 2019, we announced top line results of the Phase 2b clinical trial for AKB-9778 in the treatment of non-proliferative diabetic retinopathy. While we believed AKB-9778 had the potential to slow down or possibly reverse retinal vascular changes caused by diabetes, the subcutaneous administration of AKB-9778 twice daily did not meet the study’s primary endpoint of the percentage of patients with an improvement of two or more steps in diabetic retinopathy severity score, or DRSS, in the study eye, compared to placebo.  In June 2019, we initiated a Phase 1b clinical trial for our lead product candidate, AKB-9778, for a topical drop formulation to treat primary open angle glaucoma and ocular hypertension. In October 2019, the Company announced interim results from its Phase 1b clinical trial. The unmasked interim analysis, limited to the first three cohorts, shows the topical ocular administration of AKB-9778 was well tolerated.  Compared to placebo, there was a dose dependent increase in minimal to mild conjunctival hyperemia with AKB-9778, which was transient and generally considered non-adverse, and a time and dose dependent reduction IOP that, in the highest QD dose cohort peaked at 4 hours post-dose and was sustained through eight hours on day 7, returning to baseline levels at 24 hours post-dose. Based on this data, a cohort of up to 36 patients with OHT/OAG (hypertensive eyes) has been added to the ongoing study to assess safety and pilot efficacy in the target patient population. We expect to announce full results of the ongoing Phase 1b study in the first quarter of 2020. We currently have no products for sale, generate no revenues from sales of any drugs, and may never be able to develop marketable products. AKB-9778 will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence its commercialization. We are currently evaluating development options for ARP-1536, which is our other product candidate that we are developing internally. None of our product candidates has advanced into a pivotal trial, and it may be years before such trial is initiated, if ever. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that any drug candidate is safe and effective and any biological product candidate is safe, pure, and potent for use in each target indication. This process can take many years. Of the large number of drugs in development in the United States, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize AKB-9778.

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

We are highly dependent on members of our senior management, including Joseph Gardner, our President and Founder and former Chief Executive Officer, Kevin G. Peters, our Chief Scientific Officer and acting Chief Medical Officer, and Regina Marek, our Vice President of Finance. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

The market price of our common stock is likely to be volatile. Since our common stock became listed on Nasdaq Capital Market on June 26, 2018, the trading price of our common stock has ranged from $0.45 to $4.35 per share.  The market price of our common stock  may continue to fluctuate substantially due to a variety of factors, including market perception of our ability to meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and could have the same effect on our common stock. The market price of shares of our common stock may continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

As of September 30, 2019, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 40.4% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

AERPIO PHARMACEUTICALS, INC.

Date: November 7, 2019	By:	/s/ Joseph Gardner, Ph.D.
Joseph Gardner, Ph.D.
President (Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Regina Marek
Regina Marek
Vice President Finance (Principal Financial and Principal Accounting Officer)