Form 10-K
period 2019-12-31
Aerpio Pharmaceuticals, Inc.
filed 2020-03-16
CIK 1422142

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 28, 2019, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on June 28, 2019 was approximately $25,975,518.

As of March 9, 2020, there were 40,588,004 shares of common stock, $0.0001 par value per share, outstanding.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2019.

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

PART I

Item 1. Business.

Overview

Aerpio Pharmaceuticals, Inc. is a biopharmaceutical company focused on developing compounds that activate Tie2 to treat ocular diseases and diabetic complications.  In March 2019, we announced the top line results of the Phase 2b (“TIME-2b”) clinical trial which we initiated in June 2017 for the treatment of non-proliferative diabetic retinopathy (“NPDR”), a disease characterized by progressive compromise of blood vessels in the back of the eye. While we believed AKB-9778 had the potential to slow down or possibly reverse retinal vascular changes caused by diabetes, the subcutaneous administration of AKB-9778 twice daily did not meet the study’s primary endpoint of increasing the percentage of patients with an improvement of two or more steps in diabetic retinopathy severity score (“DRSS”), in the study eye, compared to placebo.

However, the TIME-2b study further supported the reduction of intraocular pressure (“IOP”) seen with subcutaneous AKB-9778 in the previous TIME-2 study. Importantly, IOP is the only identified modifiable risk factor for prevention of vision loss in patients with open angle glaucoma (“OAG”) and ocular hypertension (“OHT”).  Moreover, recently published mouse and human genetic data implicate the Angpt/Tie2 pathway in maintenance of Schlemm’s canal, a critical component of the conventional outflow tract. The conventional outflow tract is the main conduit for fluid drainage from the front of the eye and the principal regulator of IOP.  Based on these findings, we developed a topical ocular formulation of AKB-9778 and observed in preclinical studies activation of Tie2 in Schlemm’s canal, IOP reduction via enhanced outflow facility and favorable tolerability.

In June 2019, we initiated a double-masked, multiple-ascending dose Phase 1b trial and enrolled four cohorts of 12 subjects each. Subjects received increasing daily doses of a topical ocular formulation of AKB-9778 or placebo for seven days. The primary endpoint of the trial was ocular safety and tolerability, with IOP lowering as the key pharmacodynamic endpoint. In October 2019, we announced interim results from our Phase 1b clinical trial. The unmasked interim analysis, limited to the first three cohorts, showed the topical ocular administration of AKB-9778 was well tolerated.  Compared to placebo, there was a dose dependent increase in minimal to mild conjunctival hyperemia with AKB-9778, which was transient and generally considered non-adverse, and a time and dose dependent reduction in IOP that, in the highest once daily (“QD”) dose cohort peaked at 4 hours post-dose and was sustained through eight hours on day 7, returning to baseline levels at 24 hours post-dose. Based on these data, a cohort of 43 patients with OHT/OAG (hypertensive eyes) was added to the ongoing study to assess safety and pilot efficacy in the target patient population.  In January 2020, we announced the results of the ongoing Phase 1b study which are presented below under “Business – AKB-9778 in Open Angle Glaucoma – Clinical Results in OAG”.

In two consecutive trials, TIME-2 and TIME-2b, subcutaneous AKB-9778 showed reduction in Urine Albumin-Creatinine Ratio (“UACR”), a measure of progression of diabetic kidney disease.  In a post-hoc analysis of the earlier TIME-2 clinical trial, there was a 21% reduction (geometric mean) in UACR from baseline in the AKB-9778 treatment arms, but an overall increase in UACR in the placebo arm.  The prospective UACR analyses from the recently completed TIME-2b trial largely replicated the results from the previous trial and reinforced the potential beneficial effects of Tie2 activation in diabetic kidney disease. We believe that systemic treatment with AKB-9778 could have the potential to change the treatment paradigm for diabetics in the future and potentially address a major societal problem by lowering the cost of care associated generally with diabetes.

ARP-1536, our humanized monoclonal antibody directed at the same target as subcutaneous AKB-9778, is in preclinical development. We are evaluating development options for ARP-1536, including subcutaneous injection for the treatment of diabetic vascular complications, e.g., diabetic nephropathy and intravitreal injection as an adjunctive therapy for diabetic macular edema.

We are also developing a bispecific antibody that binds both VEGF and VE-PTP which is designed to inhibit VEGF activation and activate Tie2.  We believe this bispecific antibody has the potential to be an improved treatment for wet aged-related macular degeneration (“AMD”) and diabetic macular edema via intravitreal injection.

In June 2018, we licensed AKB-4924, a selective stabilizer of hypoxia-inducible factor-1 alpha (HIF-1 alpha) to Gossamer Bio, Inc. (“Gossamer”) AKB-4924 (now called GB004), is being developed for the treatment of inflammatory bowel disease (IBD). HIF-1 alpha is involved in mucosal wound healing and the reduction of inflammation in the gastrointestinal tract. Gossamer has completed the Phase 1 multiple ascending dose (“MAD”) clinical study and is currently running a Phase 1b clinical study in ulcerative colitis patients. Gossamer is expected to have results of the Phase 1b study in ulcerative colitis patients in the first half of 2020. Gossamer is responsible for all remaining development and commercial activities for GB004.

Our Strategy

Our objective is to develop and advance first-in-class compounds that activate Tie2 to treat ocular diseases and diabetic complications.  We are taking the following critical steps to achieve this goal:

•	Advance the development of AKB-9778 for open angle glaucoma

Based on the preclinical proof of concept and the results of the Phase 1b trial showing a reduction in IOP in patients with OHT and OAG, we plan to further advance the glaucoma program into a Phase 2 clinical trial with results expected in the first quarter of 2021. The Phase 1b trial results were announced in January 2020.

•	Investigate the potential of AKB-9778 in other indications

The downregulation of Tie2 activity occurs in the vasculature of diabetics systemically, particularly in the kidney. In a post-hoc analysis of the earlier TIME-2 clinical trial, there was a 21% reduction (geometric mean) in UACR from baseline in the AKB-9778 treatment arms, but an overall increase in UACR in the placebo arm.  The prospective UACR analyses from the recently completed TIME-2b trial largely replicated the results from the previous trial and reinforced the potential beneficial effects of Tie2 activation in diabetic kidney disease. Based on the confirmation of decreased of UACR, a potential indicator of improved kidney function, in the completed TIME-2b trial, we are exploring strategic options for further development of AKB-9778 in diabetic nephropathy.

•	Advance the development of ARP-1536 and the Bispecific antibody

We are evaluating development options for ARP-1536, including subcutaneous injection for the treatment of diabetic vascular complications including nephropathy and intravitreal injection for the adjunctive treatment of diabetic macular edema. We are also exploring development options for the bispecific antibody.

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

•	Focus on cash management to preserve cash for ongoing clinical trials

In April 2019, we adopted a realignment plan to reduce operating costs and better align our workforce with the needs of our ongoing business. The realignment plan reduced our workforce by 11 employees, representing approximately 41% of our workforce. On October 15, 2019, our Chief Executive Officer and our Chief Financial and Business Officer departed from their positions. Our Chief Executive Officer also resigned as a director. As a result of these actions, we recorded severance expense during the year ended December 31, 2019 for employee related costs, including severance benefits and payment of healthcare insurance premiums. Additionally, we recorded certain one-time stock-based compensation adjustments for the forfeitures of outstanding equity awards.

AKB-9778 in Open Angle Glaucoma

Unmet Medical Need:

OAG is a leading cause of blindness affecting approximately 64.3 million people worldwide in 2013 with an expected increase to 76.0 million in 2020 and 118.0 million by 2040. OAG is characterized by optic nerve and neuroretina anomalies and progressive visual field defects. Elevated intraocular pressure (“IOP”) is the primary modifiable risk factor and reducing IOP is the only clinical approach shown to slow or prevent vision loss. Despite the availability of effective IOP lowering drugs, many patients require multiple agents to control IOP that together often fail to achieve target IOP. The conventional outflow pathway, consisting of the trabecular meshwork and a specialized vessel called Schlemm’s canal, controls IOP and has been identified as the site of increased resistance to aqueous humor outflow in OAG. Importantly, most current OAG therapies do not target conventional outflow, and reduce IOP by either decreasing the formation of aqueous humor or facilitating non-conventional outflow pathways. The failure of most current therapies to modify conventional outflow has been hypothesized to contribute to continued deterioration of conventional outflow and progressive increases in IOP over time. We believe that developing agents that target conventional outflow pathology directly will likely have improved therapeutic potential alone or in combination with approved glaucoma agents and may prevent progression of OAG that often occurs despite current therapy.

Emerging Role of the Tie2 Pathway in the Maintenance of Conventional Outflow:

Recently, two independent groups have shown that Tie2 is expressed and activated in Schlemm’s canal endothelial cells during development and in the mature vessel. Disruption of the Tie2 pathway in mice by conditional knockout early in postnatal development results in failure of the formation of Schlemm’s canal, associated with increased IOP and with retinal and optic nerve pathology resembling human congenital glaucoma. Tie2 pathway disruption later in postnatal development results in degeneration of Schlemm’s canal with development of increased IOP and retinal and optic pathology reminiscent of OAG. Tie2 is most highly expressed in mature Schlemm’s canal inner wall endothelium and disruption of the Tie2 pathway results in increased cell death, or apoptosis, and reduced formation of giant vacuoles consistent with compromised conventional outflow. Supporting these preclinical findings, Tie2 loss of function variants were identified in 10 of 189 unrelated primary congenital glaucoma families, and SNPs in the Ang-1 promoter region were significantly associated with the risk of OAG. We believe that these preclinical findings along with human genetic evidence provides a sound scientific premise that activation of the Tie2 pathway in Schlemm’s canal could provide a novel conventional outflow-targeted OAG therapy.

Role of VE-PTP in Signaling Pathways and Relevance to Glaucoma:

Aerpio has developed first-in-class, potent and selective small molecule inhibitors of the catalytic domain of vascular endothelial protein tyrosine phosphatase (VE-PTP). In vascular endothelial cells, AKB-9778, Aerpio’s lead VE-PTP inhibitor, activates Tie2 and triggers signaling pathways downstream of Tie2 that have been implicated in modulation of conventional outflow facility. These include endothelial nitric oxide synthase (“eNOS”) activation and Rho pathway inhibition via Rac1.

Figure 1. VE-PTP inhibition as a novel conventional outflow targeted approach for glaucoma treatment

Activation of Tie2, with AKB-9778, affects pathways commonly associated with reduction of intraocular pressure. Rhopressa and Vyzulta are recently approved glaucoma drugs which block the Rho pathway and stimulate the eNOS pathway, respectively. Inhibition of VE-PTP should provide both benefits, blocking Rho and stimulating eNOS.

Evidence Supporting VE-PTP Inhibition as a conventional outflow target

Preclinical Data Supporting Topical Ocular Delivery of AKB-9778:

The AKB-9778 topical formulation was well tolerated, and exposure was demonstrated in the aqueous humor following two days of three times a day 30 μL topical ocular administration to both eyes of New Zealand White rabbits. These data suggest that a topical ocular formulation of AKB-9778 may be sufficient to deliver AKB-9778 to target ocular tissues with acceptable tolerability.

The AKB-9778 topical ocular formulation was also well tolerated following seven days of once daily (“QD”) and twice daily (“BID”), 30 μL topical ocular administration to both eyes in New Zealand White Rabbits with normal ocular pressure and demonstrated a dose-dependent and statistically significant reduction in IOP of both QD and BID topical ocular dosing at the highest dose level, as shown in the figure below. Reduction in IOP persisted for at least 24 hours following the last dosing period and the treatment was well-tolerated with no visible irritation or hyperemia seen.

Figure 2.  IOP effects of topical ocular compared to subcutaneous AKB-9778 in male rabbits. High dose topical ocular (40 mg/ml) AKB-9778 administered either QD or BID reduced IOP more than low dose topical (15 mg/ml) or subcutaneous (10 mg/kg) administration BID (Day 7). IOP effects persisted 24 hours post dose (Day 8)

To explore the mechanism of AKB-9778-mediated IOP reduction, the effect of AKB-9778 on IOP in ocular normotensive eyes of wild type C57 mice was monitored for three days after once a day topical dosing. As shown in Figure 3A, AKB-9778 gradually decreased IOP over time, from -0.74 ± 0.43 and -1 ± 0.27 on Days 1 and 2, respectively, to -1.6 ± 0.3 mmHg on Day 3. Since IOP lowering was maximal and significant on Day 3 (p = 0.017), IOP was assessed at two additional time points on Day 3, 2 and 4 hours after treatment. IOP lowering was more profound at these additional time points, with a significant decrease of ~30% (mean ± SE: -3.85 ±1.1 mmHg at 2h and -3.1±0.6 mmHg at 4h if compared to both Day 0 pretreatment and placebo treatment; -5.66 ± 1.0 mmHg at 2h and -4.87± 0.75 mmHg at 4h, if compared to only placebo treated eyes; p < 0.01 by paired student t test), as shown in Figure 3B.

Figure 3: Effect of AKB-9778 on IOP and outflow facility in ocular normotensive mice  A. Change in IOP, comparing pre-treatment (mean ± standard error, n = 14) with treatment (placebo or AKB-9778)

Considering the known role of the Tie2 pathway in Schlemm’s canal and the critical role of the conventional outflow pathway in regulating IOP, the effect of AKB-9778 on outflow facility was assessed.  Outflow facility measurements were conducted in mouse eyes that had been dosed for three days QD with AKB-9778 and enucleated.  As shown in Figure 3C, AKB-9778 significantly increased outflow facility compared to control by 33% (3.4 ± 0.4 vs. 2.5 ± 0.2 nl/min/mmHg, p = 0.047).

To determine potential conventional outflow targets of AKB-9778, VE-PTP expression was assessed in anterior eye segments of mice.  In these studies, VE-PTP was co-expressed with Tie2 in the endothelium of Schlemm’s canal by two independent approaches (VE-PTP knock-in reporter mice expressing a nuclear-localizing β-galactosidase from the endogenous VE-PTP promotor and immunohistochemistry with a monoclonal antibody against VE-PTP).  Consistent with a functional effect of VE-PTP inhibition on Tie2 activation, tyrosine phosphorylation of Tie2 was increased following a single topical ocular dose of AKB-9778.  Taken together, these data support a unique mechanism of IOP reduction where targeting VE-PTP with AKB-9778 activates Tie2 in Schlemm’s canal to enhance conventional outflow.

Clinical Results in OAG

The results of our Phase 2b (“TIME-2b”) clinical trial showed encouraging data demonstrating the potential for AKB-9778 to reduce intraocular pressure in open angle glaucoma and ocular hypertension. In June 2019, we initiated a double-masked, multiple-ascending dose Phase 1b trial and enrolled four cohorts of 12 subjects each. Subjects received increasing daily doses of a topical ocular formulation of AKB-9778 or placebo for seven days. The primary endpoint of the trial was ocular safety and tolerability, with IOP lowering as the key pharmacodynamic endpoint. In October 2019, we announced interim results from our Phase 1b clinical trial. The unmasked interim analysis, limited to the first three cohorts, showed the topical ocular administration of AKB-9778 was well tolerated.  Compared to placebo, there was a dose dependent increase in minimal to mild conjunctival hyperemia with AKB-9778, which was transient and generally considered non-adverse, and a time and dose dependent reduction in IOP that, in the highest QD dose cohort peaked at 4 hours post-dose and was sustained through eight hours on day 7, returning to baseline levels at 24 hours post-dose. Based on these data, a fifth cohort of 43 patients was recruited with OHT/POAG and baseline IOP measurements between 17 and 27 mmHg while treated with once-daily prostaglandin therapy. Patients were randomized 3:1 to receive either AKB-9778 (32 subjects) or placebo (11 subjects), administered in the morning for 7 days, while continuing their evening prostaglandin therapy. Conjunctival hyperemia, IOP, safety and pilot efficacy were assessed in the same manner as described for cohorts one to four.

In January 2020, we announced the results of the fifth cohort of subjects noting subjects in cohort five randomized to the active arm exhibited statistically significant decreases in IOP at all post-AKB-9778 administration time points on both days 1 and 7 compared with day -1 baseline values when they were being treated with prostaglandin alone (Figure 4:  Diurnal = mean IOP of 2, 4 and 8 hour time points; ** p < 0.05, *** p < 0.001).

Figure 4. AKB 9778 significantly reduces IOP in patients on standard of care prostaglandin

When the change is placebo-corrected, AKB-9778 plus prostaglandin versus prostaglandin alone produced a statistically significant decrease in IOP on Day 7 at 0, 4 and 8 hours post dose as compared to placebo (placebo-adjusted data at 0 hrs. -2.26 mmHg, p = 0.007; 2 hrs.-1.24, p = 0.138; 4 hrs. -1.47 mmHg; p = 0.048; 8 hrs. -1.80 mmHg; p = 0.041).

We believe these results suggest a persistent IOP-lowering activity from adding AKB-9778 to standard-of-care prostaglandin therapy. Topical ocular administration of AKB-9778 was well tolerated over seven days in cohort five. In the active arm treated with AKB-9778 plus prostaglandin, 21.9% of subjects experienced hyperemia compared with 9.1% of subjects in the prostaglandin-alone arm. In all cases, this hyperemia was minimal-to-mild in severity, transient in duration and generally considered non-adverse. There were no reports of conjunctival hemorrhage or pain on instillation during the seven days of dosing and no systemic/non-ocular AEs were observed.

Based on the preclinical proof of concept and the results of the Phase 1b trial showing a reduction in IOP in patients with OHT and OAG, we plan to further advance the glaucoma program into a Phase 2 clinical trial with results expected in the first quarter of 2021.

Role of Tie2 in Diabetic Vascular Complications

Tie2 is a receptor that is normally activated in healthy blood vessels. When active, Tie2 is a key regulator of vascular stability and function. In its active state, Tie2 maintains blood vessel stability by several mechanisms, including tightening the junctions between the cells that line blood vessels, maintaining support cell coverage of blood vessels, and resisting growth signaling from proliferative cytokines. In diabetic patients, an upregulation of VE-PTP an enzyme that inactivates Tie2, contributes to vascular destabilization.

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

Figure 6. AKB-9778 binds to and inhibits the active site of VE-PTP, resulting in Tie2 activation

We believe that AKB-9778 may hold a competitive advantage versus other product candidates that are currently in development that target other aspects of the Tie2 pathway. We are aware that Roche is developing agents that inhibit Angpt-2, a natural antagonist of Tie2. Angpt-2 can bind to Tie2 and prevent Angpt-1 dependent activation. However, simply reducing the levels of Ang-2 has no effect on the activity of VE-PTP, which inactivates Tie2 further downstream of Angpt 1/2 binding.

Figure 7. Inhibiting VE-PTP with AKB-9778 robustly activates Tie2 in human endothelial cells in pre-clinical experiments (Shen et al. JCI 124:4564-76, 2014)

Other Potential Systemic Indications – Diabetic Nephropathy

Systemic therapy with AKB-9778 could also provide therapeutic benefits in other areas of the body affected by diabetes, including in the kidneys and other organ systems. Treatment that could affect vascular compromise in these tissues could potentially prevent or delay the need for more extreme interventions such as kidney dialysis or amputation. AKB-9778 showed encouraging data in a number of prespecified, key secondary endpoints, consistent with the observations in the prior Phase 2a (“TIME-2”) trial related to the changes in UACR, a measure of kidney function.  In a post-hoc analysis of the earlier TIME-2 clinical trial, there was a 21% reduction (geometric mean) in UACR from baseline in the AKB-9778 treatment arms, but an overall increase in UACR in the placebo arm.  The prospective UACR analyses from the recently completed TIME-2b trial largely replicated the results from the previous trial and reinforced the potential beneficial effects of Tie2 activation in diabetic kidney disease.

ARP-1536

ARP-1536 is a humanized monoclonal antibody currently in preclinical development that is directed at the same target as subcutaneous AKB-9778. ARP-1536 binds the extracellular domain of VE-PTP inhibiting its ability to interact with Tie2. Our preclinical development program has shown that inhibiting VE-PTP with an antibody results in an activity profile similar to AKB-9778. We are evaluating development options for ARP-1536, including subcutaneous injection for the treatment of diabetic vascular complications, e.g. diabetic nephropathy and intravitreal injection as an adjunctive therapy for diabetic macular edema.

Bi-specific Antibody

We are also developing a bispecific antibody that binds both VEGF and VE-PTP which is designed to inhibit VEGF activation and activate Tie2.  Our bispecific antibody is differentiated because it directly activates Tie2 and inhibits VEGF activation. The novel bimodal activity has been observed in a variety of cell-based models. The antibody has shown activity in animal models of retinal disease. We believe this bispecific antibody has the potential to be an improved treatment for wet AMD and diabetic macular edema via intravitreal injection.

AKB-4924 for Inflammatory Bowel Disease

AKB-4924 (now called GB004), a selective stabilizer of HIF-1 alpha, works by inhibiting HIF prolyl-hydroxylase enzymes. Unlike other compounds currently in development that act broadly against all forms of HIF, GB004 selectively stabilizes a specific form of HIF, HIF-1 alpha. HIF-1 alpha has an effect on innate immunity and epithelial barrier function. However, HIF-1 alpha differs from HIF-2, in that it does not stimulate the formation of new red blood cells. Gossamer has completed the Phase 1 multiple ascending dose (“MAD”) clinical study and is currently running a Phase 1b clinical study in ulcerative colitis patients. Gossamer is expected to have results of the Phase 1b study in ulcerative colitis patients in the first half of 2020. Gossamer is responsible for all remaining development and commercial activities for GB004.

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

Intellectual Property

As of December 31, 2019, we owned at least 32 U.S. patents, at least 26 pending U.S. provisional or non-provisional patent applications, at least 274 foreign patents and at least 103 pending foreign applications, with claims directed toward various aspects of our product candidates and research programs, not counting patents and patent applications that have been licensed to a third party. Specifically, the claims of these patents and patent applications include compositions of matter, methods of use, drug product formulations, and methods of manufacture. Such patents and patent applications, if issued, are expected to expire on various dates from 2027 to 2039, without taking into account any possible patent term adjustments or extensions. Within the foregoing patent portfolio, as of December 31, 2019, we owned at least 7 U.S. patents, at least 8 pending U.S. provisional or non-provisional patent applications, at least 44 foreign patents and at least 36 pending foreign applications that are directed toward ARP-1536 and formulations or uses thereof. As of December 31, 2019, within the foregoing patent portfolio, we owned at least 25 U.S. patents, at least 18 pending U.S. provisional or non-provisional patent applications, at least 230 foreign patents and at least 67 pending foreign applications that are directed toward AKB-9778 and formulations, medicinal chemistry variants or uses thereof. Such patents claiming compositions of matter directed toward ARP-1536 are set to expire in 2027, without taking into account any possible patent term adjustments or extensions. Such patents claiming compositions of matter directed toward AKB-9778 are set to expire in 2027, without taking into account any possible patent term adjustments or extensions.

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

AKB-9778 is the only Tie2 activators in clinical development for OHT or OAG.  Other conventional outflow targeted therapies include the once-daily 0.02% eye drop (Rhopressa (netarsudil) by Aerie Pharmaceuticals) and the once-daily netarsudil 0.02%/latanoprost 0.005% eye drop (Roclatan (netarsudil + latanoprost) by Aerie Pharmaceuticals).

Sales and Marketing

We hold worldwide commercialization rights to all of our product candidates. Subject to receiving marketing approval, we intend to independently pursue the commercialization of AKB-9778 in the United States for our product candidates by building a focused sales and marketing organization. We believe that such an organization will be able to address the community of physicians who are key specialists in treating the patient populations for which our product candidates are being developed.

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

Outside of the United States, we intend to pursue the approval and commercialization of our product candidates through strategic collaborations.

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

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations, and biologics under the FDCA and the Public Health Service Act (“PHSA”) and its implementing regulations. FDA approval is required before any new unapproved drug or biologic or dosage form, including a new use of a previously approved drug, can be marketed in the United States. Drugs and biologics are also subject to other federal, state, and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, untitled or warning letters, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us.

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	completion of extensive nonclinical laboratory tests and nonclinical animal studies, all performed in accordance with the Good Laboratory Practices (“GLP”) regulations;
•	submission to the FDA of an investigational new drug application (“IND”) which must become effective before human clinical trials may begin and must be updated annually;
•	approval by an independent institutional review board (“IRB”) or ethics committee representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices (“GCPs”) to establish the safety and efficacy of the product candidate for each proposed indication;

•	preparation of and submission to the FDA of a biologics license application (“BLA”) or a new drug application (“NDA”) after completion of all pivotal clinical trials;
•	review of the product application by an FDA advisory committee, where appropriate and if applicable;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the proposed product is produced to assess compliance with current Good Manufacturing Practices (“cGMP”);

•	satisfactory completion of any FDA audits of the clinical study sites to assure compliance with GCPs, and the integrity of clinical data in support of the BLA or NDA; and
•

FDA review and approval of a BLA for a biologic candidate that is safe, pure, and potent or an NDA for a drug candidate that is safe and effective prior to any commercial marketing or sale of the product in the United States.

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

A manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug.  This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative advanced therapy.

Submission of a BLA or NDA to the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational new drug product information is submitted to the FDA in the form of a BLA or NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs and NDAs is subject to an application user fee. For fiscal year 2020, the application user fee is $2,942,965, and the sponsor of an approved BLA or NDA is also subject to an annual program fee of $325,424 for each approved prescription drug or biological product on the market. These fees are typically increased annually. Applications for orphan drug products are exempted from the BLA and NDA user fees and may be exempted from program fees, unless the application includes an indication for other than a rare disease or condition.

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

The FDA could also approve the BLA or NDA with a Risk Evaluation and Mitigation Strategy (“REMS”) program to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

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

In addition, a sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The benefits of breakthrough therapy designation include the same benefits as a Fast Track designation, in addition to intensive guidance from FDA to ensure an efficient drug development program.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. FDA has authority to require post-market studies, in certain circumstances, on reduced effectiveness of a drug and FDA may require labeling changes related to new reduced effectiveness information. Other potential consequences of a failure to maintain regulatory compliance include, among other things:

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

Pediatric Trials and Exclusivity

A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (“PSP”) within sixty days of an end of Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. Generally, development program candidates designated as orphan drugs are exempt from the above requirements. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

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

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act (“Affordable Care Act”) signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCI Act”) which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHSA attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the proposed biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product.

Abbreviated New Drug Applications (“ANDA”) for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (“ANDA”) to the agency. In support of such applications, a generic manufacturer may rely on the nonclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug (“RLD”).

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial authorization application (“CTA”), must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is accepted in accordance with a country’s requirements, the clinical trial may proceed.

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

•

Centralized procedure. The European Medicines Agency (“EMA”), implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Economic Area (“EEA”) which is comprised of the 28-member states of the European Union plus Norway, Iceland, and Lichtenstein. This procedure results in a single marketing authorization issued by the EMA that is valid across the EEA. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines.

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

In some cases, a Pediatric Investigation Plan (“PIP”) or a request for waiver or deferral, is required for submission prior to submitting a marketing authorization application. A PIP describes, among other things, proposed pediatric trials and their timing relative to clinical trials in adults.

New Chemical Entity Exclusivity

In the European Union, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. These data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Accelerated Review

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”)). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors, including government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third- party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act (“ACA”) contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. For example, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.

Other legislative changes have been proposed and adopted since the ACA was enacted. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, including eliminating a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was no longer in effect, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held the individual mandate is unconstitutional, but remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Thus, the full impact of the Affordable Care Act, or any law replacing elements of it, on our business remains unclear. Adoption of government controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

Further, the Trump administration’s budget proposals for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (“HHS”) has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Other Healthcare Laws and Compliance Requirements

If we obtain regulatory approval for any of our product candidates, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

The federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, they are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. Violations of the AKS carry potentially significant civil and criminal penalties, including imprisonment, fines, administrative civil monetary penalties, and exclusion from participation in federal healthcare programs.

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

•

Federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act (“FCA”) which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Companies that submit claims directly to payors may also be liable under the FCA for the direct submission of such claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

•

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations, which prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program  or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

•

HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”) and its implementing regulations, which imposes certain requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses, otherwise known as covered entities, relating to the privacy, security and transmission of individually identifiable health information, including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

•

The federal transparency requirements under the Affordable Care Act, including the Physician Payment Sunshine Act, which require drug and biologics manufacturers eligible for payment under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to HHS, information related to payments  or other “transfers of value” made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission.  Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

•	Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
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

We are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) which prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and a system of internal accounting controls. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, and others may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition and result of operations.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, including environmental, health and safety laws and regulations, we may be subject to penalties, including administrative, civil and criminal penalties, exclusion from participation in government healthcare programs, such as Medicare and Medicaid and imprisonment, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Employees

As of December 31, 2019, we had 12 full-time or part-time employees, including 5 employees with doctorate level degrees. Of these employees, 6 employees are engaged in research and development activities and 6 employees are engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Our Corporate Information

We were originally incorporated in the State of Delaware in November 2007 under the name “Zeta Acquisition Corp. II.” Prior to our merger in March 2017, Zeta Acquisition Corp. II was a “shell” company registered under the Exchange Act with no specific business plan or purpose until it began operating the business of Aerpio through the merger on March 15, 2017 (“the Merger”). Aerpio was incorporated in the State of Delaware in November 2011 to focus primarily on advancing first-in-class treatments for ocular disease. Effective upon the Merger, a wholly-owned subsidiary of Zeta Acquisition Corp. II merged with and into Aerpio, and Aerpio continued as the operating subsidiary of Zeta Acquisition Corp. II. Immediately following the Merger, Aerpio converted into a Delaware limited liability company with the name Aerpio Therapeutics LLC.

Our corporate headquarters are located at 9987 Carver Road, Cincinnati, Ohio 45242, and our telephone number is (513) 985-1920. We maintain a website at www.aerpio.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission (“SEC”) will be available free of charge through the website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website does not constitute a part of this prospectus or our other filings with the SEC.

Item 1A. Risk Factors

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

We have incurred net losses each year since our inception, with the exception of the three months ended September 30, 2018 as a result of the upfront Gossamer payment discussed above.  For the year ended December 31, 2019, we incurred net losses of $23.3 million, compared to net loss of $10.4 million for the year ended December 31, 2018. As of December 31, 2019, we had an accumulated deficit of $142.2 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our ability to obtain funding through equity or debt financings, strategic collaborations or grants. In June 2019 we initiated a Phase 1b clinical trial for our lead product candidate, AKB-9778, for a topical drop formulation to treat open angle glaucoma and ocular hypertension.  Our other product candidates, including ARP-1536, are in preclinical development. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market AKB-9778 or any of our other product candidates, our future revenues will depend upon the size of any markets in which AKB-9778 or any of our other product candidates has received approval, our ability to achieve sufficient market acceptance, reimbursement from third-party payors and other factors.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will likely increase significantly if and as we:

•

advance a topical drop formulation of AKB-9778 for the treatment of open angle glaucoma and ocular hypertension, including as we plan to advance into a Phase 2 clinical trial of this product candidate.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, if at all, we will be able to achieve profitability. If we are required by the United States Food and Drug Administration (“FDA”) the European Medicines Agency (“EMA”) or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates, our expenses could increase.

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

As of December 31, 2019, our cash and cash equivalents were $38.5 million. We believe that we will continue to expend substantial resources for the foreseeable future developing AKB-9778 for the indications that we are pursuing, such as OAG and ocular hypertension. Additionally, we expect to expend substantial resources to further develop ARP-1536. We may also expend substantial resources to develop any other product candidates that we may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the rate of progress, results and cost of continuing our Phase 1 program of AKB-9778 for open angle glaucoma and ocular hypertension and our operating costs incurred as we conduct these trials;
•	the scope, size, rate of progress, results and costs of initiating and completing additional development of AKB-9778;
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

In October 2019, we announced the engagement of Evercore, Ladenburg Thalmann & Co. Inc. and Duane Nash, M.D., J.D., M.B.A. to assist us in identifying and evaluating a range of potential strategic alternatives, including an acquisition, company sale, merger, business combination, asset sale, in-license, out-license or other strategic transaction. This strategic alternative process is ongoing. There can be no assurances that the strategic alternatives process will result in the announcement or consummation of any strategic transaction, or that any resulting plans or transactions will yield additional value for shareholders. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to potential buyers on reasonable terms.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and license, development and commercialization agreements with collaborators. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that are not favorable to us. For example, in June 2018, we entered into a license agreement with Gossamer for the development and commercialization of AKB-4924. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for AKB-9778, ARP-1536 or any other product candidates that we develop or acquire, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We rely on our lead product candidate, AKB-9778, and our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of that product candidate, which may never occur. In March 2019, we announced top line results of the Phase 2b clinical trial for AKB-9778 in the treatment of non-proliferative diabetic retinopathy. While we believed AKB-9778 had the potential to slow down or possibly reverse retinal vascular changes caused by diabetes, the subcutaneous administration of AKB-9778 twice daily did not meet the study’s primary endpoint of the percentage of patients with an improvement of two or more steps in diabetic retinopathy severity score (DRSS) in the study eye, compared to placebo.  In June 2019, we initiated a Phase 1b clinical trial for our lead product candidate, AKB-9778, for a topical drop formulation to treat open angle glaucoma and ocular hypertension. In October 2019, we announced interim results from its Phase 1b clinical trial. The unmasked interim analysis, limited to the first three cohorts, shows the topical ocular administration of AKB-9778 was well tolerated.  Compared to placebo, there was a dose dependent increase in minimal to mild conjunctival hyperemia with AKB-9778, which was transient and generally considered non-adverse, and a time and dose dependent reduction IOP that, in the highest QD dose cohort peaked at 4 hours post-dose and was sustained through eight hours on day 7, returning to baseline levels at 24 hours post-dose. Based on these data, a cohort of up to 36 patients with OHT/OAG (hypertensive eyes) was added to the ongoing study to assess safety and pilot efficacy in the target patient population, and results were announced in January 2020. These results showed statistically significant decreases in IOP on Day 1 and Day 7 compared to prostaglandin alone. When compared to placebo, AKB-9778 plus prostaglandin produced a statistically significant decrease in IOP versus prostaglandin alone on Day 7. Topical ocular administration of AKB-9778 was well-tolerated over seven days, with 21.9% of subjects experiencing hyperemia compared with 9.1% of subjects in the prostaglandin alone arm. Based on the preclinical proof of concept and the results of the Phase 1b trial showing a reduction in IOP in patients with OHT and OAG, we plan to further advance the glaucoma program into a Phase 2 clinical trial with results expected in the first quarter of 2021.

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

We are not permitted to market AKB-9778 in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. As a condition to submitting an NDA to the FDA for AKB-9778, we must complete our ongoing clinical trial, Phase 2 and 3 trials, and any additional nonclinical studies or clinical trials required by the FDA. To date, we have not completed any clinical trials of AKB-9778 for open angle glaucoma or ocular hypertension. AKB-9778 may not be successful in clinical trials or receive regulatory approval. Further, AKB-9778 may not receive regulatory approval even if it is successful in clinical trials. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process that typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Our development activities could be harmed or delayed by a partial shutdown of the U.S. government, including the FDA. We have not obtained regulatory approval for any product candidate and it is possible that AKB-9778 will never obtain regulatory approval. The FDA may delay, limit or deny approval of AKB-9778 for many reasons, including, among others:

•	we may not be able to demonstrate that AKB-9778 is safe and effective in treating patients with open angle glaucoma and ocular hypertension to the satisfaction of the FDA;
•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;
•	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the FDA may not approve the formulation, labeling or specifications of AKB-9778;
•	the FDA may require that we conduct additional clinical trials;
•

the contract research organizations (“CROs”) or the clinical investigators that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	we, our CROs or clinical investigators may fail to perform in accordance with the FDA’s good clinical practice (“GCP”) requirements;
•	the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials;
•	the FDA may find deficiencies with the manufacturing processes or facilities of third-party manufacturers with which we contract; or
•	the policies or regulations of the FDA may significantly change in a manner that renders our clinical data insufficient for approval or may require that we amend or submit new clinical protocols.

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

Alternatively, even if we obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as we intend or desire or may require labeling that includes significant use or distribution restrictions or safety warnings. We may also be required to perform additional, unanticipated clinical trials to obtain approval or be subject to additional post marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product or the FDA may require a risk evaluation and mitigation strategy (“REMS”) for a product, which could impose restrictions on its distribution. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

We have not yet sought guidance for the regulatory path for the topical formulation of AKB-9778 for open angle glaucoma and ocular hypertension with the FDA, EMA or other regulatory authorities. We cannot predict what additional requirements may be imposed by these regulatory authorities or how such requirements might delay or increase costs for our planned development programs. Because our business is almost entirely dependent upon the successful development, regulatory approval, and commercialization of AKB-9778, any such delay or increase in costs would have an adverse effect on our business.

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

Business interruptions resulting from the COVID-19 coronavirus or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in numerous countries. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Additionally, timely enrollment in our clinical trials is dependent upon clinical trial sites which may be adversely affected by global health matters, such as pandemics. For example, we are currently planning to conduct a Phase 2 clinical trial for AKB-9778, and our trial sites may be located in geographies that may be affected by the coronavirus. Some factors from the coronavirus outbreak that may adversely affect enrollment in the clinical trials of our product candidates include:

•

the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

limitations on travel that could interrupt key trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, and delay or inability to secure visas or entry permission, as applicable;

•

interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product and conditioning drugs and other supplies used in our clinical trials; and

•

employee disruptions caused by workplace closures, staffing shortages, travel limitations or mass transit disruptions, that could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

These and other factors arising from the coronavirus could worsen in countries that are already afflicted with the virus or could continue to spread to additional countries, each of which could further adversely impact our ability to conduct clinical trials and our business generally.

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

•	obtain institutional review board (“IRB”) approval at each site;
•	recruit, enroll and retain patients through the completion of clinical trials;
•	maintain clinical sites in compliance with trial protocols and regulatory requirements through the completion of clinical trials;
•	address any patient safety concerns that arise during the course of the trial;
•	initiate or add a sufficient number of clinical trial sites; or
•	manufacture sufficient quantities of our product candidate for use in clinical trials.

We could encounter delays if a clinical trial is suspended or terminated by us, by the relevant IRBs at the sites at which such trials are being conducted, by the Data Safety Monitoring Board (“DSMB”) for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination, including a clinical hold, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects including those experienced by other product candidates in the same class as our product candidates, changes in laws or regulations, or lack of adequate funding to continue the clinical trial. Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the products. In addition, if the FDA approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with current Good Manufacturing Practice (“cGMP”) requirements and GCP requirements for any clinical trials that we conduct post-approval.

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

Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the United States Patent and Trademark Office (“USPTO”) to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For applications containing a claim not entitled to priority before March 16, 2013, there is greater level of uncertainty in the patent law with the passage of the America Invents Act (2011), which brings into effect significant changes to the U.S. patent laws and which introduces new procedures for challenging pending patent applications and issued patents. A primary change under this reform is creating a “first to file” system in the United States. We, or our collaborators, might not have been the first to file patent applications on certain inventions.  Likewise, our collaborators may file patent applications on certain inventions without our knowledge, prior to our filing patent applications on those inventions.  This will require us to be cognizant of the time from invention to filing of a patent application.

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

If another party questions the patentability of any of our claims in our U.S. patents, the third party can request that the USPTO review the patent claims such as in an inter partes review, ex parte re-exam or post-grant review proceedings. These proceedings are expensive and may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential USPTO review proceedings, we may become a party to patent opposition proceedings in the European Patent Office (“EPO”) or similar proceedings in other foreign patent offices, where our foreign patents are challenged. The costs of these opposition or similar proceedings could be substantial, and may result in a loss of scope of some claims or a loss of the entire patent. An unfavorable result at the USPTO, EPO or other patent office may result in the loss of our right to exclude others from practicing one or more of our inventions in the relevant country or jurisdiction, which could have a material adverse effect on our business.

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

Our future revenues and profitability will be adversely affected if United States and foreign governmental, private third-party insurers and payors and other third-party payors, including Medicare and Medicaid, do not agree to defray or reimburse the cost of our products to the patients. If these entities fail to provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for some patients to afford them and physicians may not prescribe them. Market acceptance and sales of any approved products will depend significantly on the availability of adequate coverage and reimbursement from third-party payors and may be affected by existing and future healthcare reform measures. Government authorities and third-party payors decide which drugs they will pay for and establish formularies and reimbursement levels. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

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

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, actions and proposals to control and reduce healthcare costs. There have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any of our products or product candidates for which we obtain marketing approval.

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

In addition, the ACA was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The ACA, among other things, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologic products, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (as of January 1, 2019 pursuant to subsequent legislation) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2029 unless additional Congressional action is taken.

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One such Executive Order directed federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This was appealed to the U.S. Supreme Court, which heard arguments on December 10, 2019.  We cannot predict how the U.S. Supreme Court will rule.  The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2029. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, including eliminating a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

Further, the Trump administration’s budget for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (“HHS”) has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. It is unclear  what effect such changes will have on our business and our ability to receive adequate reimbursement for our future products.

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

Undesirable side effects caused by our product candidates or even competing products in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential products liability claims. Serious adverse events deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole. The most common drug-related adverse events to date in the clinical trials evaluating the safety and tolerability of subcutaneous AKB-9778 have been dizziness and asymptomatic decreases in blood pressure, and these adverse events may occur in future development by this route of administration.  The most common adverse event seen in the Phase 1b clinical trial evaluating the safety and tolerability of topical ocular AKB-9778 is mild conjunctival hyperemia. Our understanding of the relationship between AKB-9778 and these events, as well as our understanding of adverse events in future clinical trials of other product candidates, may change as we gather more information, and additional unexpected adverse events may be observed.

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

On June 23, 2016, the United Kingdom held a referendum in which a majority of the eligible members of the electorate voted to leave the European Union, commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the United Kingdom ceased being a Member State of the European Union on January 31, 2020. However, the terms of the withdrawal have yet to be fully negotiated. The implementation period began February 1, 2020 and will continue until December 31, 2020. During this 11-month period, the United Kingdom will continue to follow all of the European Union’s rules, the European Union’s pharmaceutical law remains applicable to the United Kingdom and the United Kingdom’s trading relationship will remain the same. However, regulations (including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations medicine licensing and regulations, immigration laws and employment laws), have yet to be addressed. This lack of clarity on future United Kingdom laws and regulations and their interaction with the European Union laws and regulations may negatively impact foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict access to capital.

The uncertainty concerning the United Kingdom’s legal, political and economic relationship with the European Union after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the date of Brexit.

These developments, or the perception that any of them could occur, may have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the United Kingdom financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

If the United Kingdom and the European Union are unable to negotiate acceptable agreements or if other European Union Member States pursue withdrawal, barrier-free access between the United Kingdom and other European

Union Member States or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the United Kingdom and the European Union and, in particular, any arrangements for the United Kingdom to retain access to European Union markets either during a transitional period or more permanently.

Such a withdrawal from the European Union is unprecedented, and it is unclear how the United Kingdom’s access to the European single market for goods, capital, services and labor within the European Union, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations, including our relationships with existing and potential suppliers, manufacturers and other third parties.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Depending on the terms of the United Kingdom’s withdrawal from the European Union, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers that could make our doing business in the European Union or European Economic Area more difficult. In addition, the measures could potentially have corporate structural consequences, adversely change tax benefits or liabilities in these or other jurisdictions and could disrupt some of the markets and jurisdictions in which we operate. Any of these effects of Brexit, among others, could materially adversely affect the business, business opportunities, and financial condition of our company.

Risks Related to Ownership of Our Common Stock

We are eligible to be treated as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

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

There can be no assurances that we will be able to maintain our Nasdaq Capital Market listing in the future. On July 24, 2019, we were notified by Nasdaq Stock Market, LLC (“Nasdaq”) that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that we had 180 calendar days, or until January 20, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2), and allowed us to apply for an extension for an additional 180 calendar days, or until July 18, 2020, if we meet the Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period. To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If we fail to regain compliance during this second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a hearings panel.

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

As of December 31, 2019, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 39.6% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

We currently intend to use our cash and cash equivalents for continuing clinical development of AKB-9778 in patients with open angle glaucoma and ocular hypertension, including our ongoing Phase 1b clinical trial, early research on antibody therapies that inhibit VE-PTP, and for working capital and other general corporate purposes.

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

In addition, in order to comply with the requirements of being a public company, we may need to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934 as amended (“Exchange Act”), is accumulated and communicated to our principal executive and financial officers. Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations. In the event we are not able to demonstrate compliance with the Sarbanes-Oxley Act, our internal control over financial reporting is perceived as inadequate, or we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our ordinary shares could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain our listing on a national securities exchange.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), to offset future taxable income. Our existing NOLs may be subject to substantial limitations arising from previous ownership changes under Section 382 of the Code. Future analysis will still be required on any historical NOLs as no studies have been performed to evaluate a change in ownership. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. As described above under “—Risks related to our financial position and need for additional capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs. A full valuation allowance has been provided for the entire amount of our NOLs.

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

Our common stock has been listed on The Nasdaq Capital Market since June 26, 2018. The initial listing price for our common stock was determined through negotiations with the underwriters. This price may not reflect the price at which investors in the market will be willing to buy and sell our shares. Although our common stock is listed on The Nasdaq Capital Market, an active trading market for our shares may never develop or, if developed, be maintained. If an active market for our common stock does not develop or is not maintained, it may be difficult for you to sell shares you purchase without depressing the market price for the shares or at all. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters consist of 7,580 square feet of leased office space in Cincinnati, Ohio. Our lease expires on July 31, 2021.

We believe our existing facility is adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms for our future growth.

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

	Common Stock
	High	Low
2019
First Quarter	$4.25	$0.88
Second Quarter	$1.16	$0.85
Third Quarter	$0.90	$0.61
Fourth Quarter	$0.70	$0.45

	High	Low
2018
First Quarter	$5.25	$4.00
Second Quarter	$5.00	$3.29
Third Quarter	$4.35	$3.00
Fourth Quarter	$3.17	$1.56

Stockholders

As of March 9, 2020, there were 125 stockholders of record of our common stock.

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

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during the year ended December 31, 2019.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Aerpio Pharmaceuticals, Inc. should be read in conjunction with the consolidated financial statements and the notes to those statements included in this Annual Report on Form 10-K for the year ending December 31, 2019. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also refer to the section under the heading “Note Regarding Forward-Looking Statements.”

Operating Overview

Aerpio Pharmaceuticals, Inc. is a biopharmaceutical company focused on developing compounds that activate Tie2 to treat ocular diseases and diabetic complications. In March 2019, we announced the top line results of the Phase 2b (“TIME-2b”) clinical trial which we initiated in June 2017 for the treatment of non-proliferative diabetic retinopathy (“NPDR”) a disease characterized by progressive compromise of blood vessels in the back of the eye. While we believed AKB-9778 had the potential to slow down or possibly reverse retinal vascular changes caused by diabetes, the subcutaneous administration of AKB-9778 twice daily did not meet the study’s primary endpoint of increasing the percentage of patients with an improvement of two or more steps in diabetic retinopathy severity score (“DRSS”) in the study eye, compared to placebo.

However, the TIME-2b study further supported the reduction of intraocular pressure (“IOP”) seen with subcutaneous AKB-9778 in the previous TIME-2 study. Importantly, IOP is the only identified modifiable risk factor for prevention of vision loss in patients with open angle glaucoma (“OAG”) and ocular hypertension (“OHT”).  Moreover, recently published mouse and human genetic data implicate the Angpt/Tie2 pathway in maintenance of Schlemm’s canal, a critical component of the conventional outflow tract. The conventional outflow tract is the main conduit for fluid drainage from the front of the eye and the principle regulator of IOP.  Based on these findings, we developed a topical ocular formulation of AKB-9778 and observed in preclinical studies activation of Tie2 in Schlemm’s canal, IOP reduction via enhanced outflow facility and favorable tolerability.

OAG Clinical Trial

In June 2019, we initiated a double-masked, multiple-ascending dose Phase 1b trial and enrolled four cohorts of 12 subjects each. Subjects received increasing daily doses of a topical ocular formulation of AKB-9778 or placebo for seven days. The primary endpoint of the trial was ocular safety and tolerability, with IOP lowering as the key pharmacodynamic endpoint. In October 2019, we announced interim results from our Phase 1b clinical trial. The unmasked interim analysis, limited to the first three cohorts, showed the topical ocular administration of AKB-9778 was well tolerated.  Compared to placebo, there was a dose dependent increase in minimal to mild conjunctival hyperemia with AKB-9778, which was transient and generally considered non-adverse, and a time and dose dependent reduction in IOP that, in the highest once daily (“QD”) dose cohort peaked at 4 hours post-dose and was sustained through eight hours on day 7, returning to baseline levels at 24 hours post-dose. Based on these data, a cohort of 43 patients with OHT/OAG (hypertensive eyes) was added to the ongoing study to assess safety and pilot efficacy in the target patient population.

In January 2020, we announced the results of the fifth cohort of subjects noting subjects in cohort five randomized to the active arm exhibited statistically significant decreases in IOP at all post-AKB-9778 administration time points on both days 1 and 7 compared with day -1 baseline values when they were being treated with prostaglandin alone.  When the change is placebo-corrected, AKB-9778 plus prostaglandin versus prostaglandin alone produced a statistically significant decrease in IOP on Day 7 at 0, 4 and 8 hours post dose as compared to placebo. We believe these results suggest a persistent IOP-lowering activity from adding AKB-9778 to standard-of-care prostaglandin therapy. Topical ocular administration of AKB-9778 was well tolerated over seven days in cohort 5. There were no reports of conjunctival hemorrhage or pain on instillation during the seven days of dosing and no systemic/non-ocular AEs were observed. Based on the preclinical proof of concept and the results of the Phase 1b trial showing a reduction in IOP in patients with OHT and OAG, we plan to further advance the glaucoma program into a Phase 2 clinical trial with results expected in the first quarter of 2021.

Diabetic Kidney Disease

In two consecutive trials, TIME-2 and TIME-2b, subcutaneous AKB-9778 showed reduction in Urine Albumin-Creatinine Ratio (“UACR”), a measure of progression of diabetic kidney disease.  In a post-hoc analysis of the earlier TIME-2 clinical trial, there was a 21% reduction (geometric mean) in UACR from baseline in the AKB-9778 treatment arms, but an overall increase in UACR in the placebo arm.  The prospective UACR analyses from the recently completed TIME-2b trial largely replicated the results from the previous trial and reinforced the potential beneficial effects of Tie2 activation in diabetic kidney disease. We believe that systemic treatment with AKB-9778 could have the potential to change the treatment paradigm for diabetics in the future and potentially address a major societal problem by lowering the cost of care associated generally with diabetes.

ARP-1536

ARP-1536, our humanized monoclonal antibody directed at the same target as subcutaneous AKB-9778, is in preclinical development. We are evaluating development options for ARP-1536, including subcutaneous injection for the treatment of diabetic vascular complications, e.g., diabetic nephropathy and intravitreal injection as an adjunctive therapy for diabetic macular edema.

Bi-specific Antibody

We are also developing a bispecific antibody that binds both VEGF and VE-PTP which is designed to inhibit VEGF activation and activate Tie2.  We believe this bispecific antibody has the potential to be an improved treatment for wet AMD and diabetic macular edema via intravitreal injection.

Gossamer License Agreement

In June 2018, we licensed AKB-4924, a selective stabilizer of hypoxia-inducible factor-1 alpha (“HIF-1 alpha”) to Gossamer Bio, Inc. (“Gossamer”) AKB-4924, (now called GB004), is being developed for the treatment of inflammatory bowel disease (“IBD”). HIF-1 alpha is involved in mucosal wound healing and the reduction of inflammation in the gastrointestinal tract. Gossamer has completed the Phase 1 multiple ascending dose (“MAD”) clinical study and is currently running a Phase 1b clinical study in ulcerative colitis patients.  Gossamer has progressed GB004 during 2019 by completing the Phase 1 study in healthy volunteers and initiating a Phase 1b study in ulcerative colitis patients of 28 day duration.  Gossamer expects to have results from the Phase 1b study in the first half of 2020.  Gossamer is responsible for all remaining development and commercial activities for GB004.

In April 2019, we adopted a realignment plan to reduce operating costs and better align our workforce with the needs of our ongoing business. The realignment plan reduced our workforce by 11 employees, representing approximately 41% of our workforce. On October 15, 2019, our Chief Executive Officer and our Chief Financial and Business Officer departed from their positions. Our Chief Executive Officer also resigned as a director. As a result of these actions, we recorded severance expense of $1.9 million during the year ended December 31, 2019 for employee related costs, including severance benefits and payment of healthcare insurance premiums. Additionally, we recorded a one-time stock-based compensation cumulative reversal of $1.1 million during the year ended December 31, 2019 for the forfeitures of outstanding equity awards. We anticipate that such employee related costs will be paid by the fourth quarter of 2020. The total remaining liability under these severance-related actions was $0.8 million as of December 31, 2019.

Our primary source of liquidity to date has been through public and private sales of our common stock, redeemable convertible preferred stock, convertible debt and the proceeds from the License Agreement entered into with Gossamer (“Gossamer License Agreement”). We will need to raise additional funds to further advance our clinical research programs, commence additional clinical trials and commercialize our products, if approved. While we continue to pursue financing alternatives, which may include equity financing, business development arrangements, licensing arrangements and business combination transactions, financing may not be available to us in the necessary time frame, in the amounts that we need, on terms that are acceptable to us or at all. If we are unable to raise the necessary funds when needed or reduce spending on currently planned activities, we may not be able to continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations and will materially harm our business and consolidated financial position.

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

Except for the Gossamer License Agreement that we entered into with Gossamer in June 2018, our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies. For the year ended December 31, 2018, we generated $20.2 million in revenue related to the Gossamer License Agreement and transition services provided to Gossamer. However, there can be no assurance of future revenues either from future payments related to the Gossamer License Agreement, transition services or from our product candidates. Our product candidates are subject to long development cycles, and there is no assurance we will be able to successfully develop, obtain regulatory approval for, or market our product candidates. As of December 31, 2019, we had an accumulated deficit of $142.2 million and anticipate incurring additional losses for the next several years.

The Company’s inability to obtain required funding in the near future could have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.  Based on the Company’s current cash reserves of $38.5 million at December 31, 2019 and financial condition as of this Annual Report on Form 10-K, we believe our existing cash and cash equivalent will be sufficient to fund currently planned operations at least through the second quarter of 2021.

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information management believes is relevant for an assessment and understanding of the consolidated balance sheets and the consolidated statements of operations and comprehensive loss presented herein.  The following discussion and analysis are based on our consolidated financial statements contained in this Annual Report on Form 10-K, which we have prepared in accordance with U.S. generally accepted accounting principles or GAAP.  You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

Components of Consolidated Statements of Operations and Comprehensive Loss

License Revenue, and Other

License revenue relates to the Gossamer License Agreement.

For the foreseeable future, we expect substantially all of our revenue will be generated from the Gossamer License Agreement and any other collaborations into which we may enter.

Research and Development Expenses

Research and development costs are expensed as incurred.  Research and development expenses consist primarily of (i) employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, (ii) external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CRO’s”), and consultants, (iii) the cost of acquiring, developing and manufacturing clinical study materials, and (iv) costs associated with preclinical, clinical and regulatory activities.

Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and clinical sites.

As we continue to invest in basic research and clinical development of our product candidates, we expect research and development expenses to increase in absolute dollars.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for finance, human resources and other administrative personnel, including stock-based compensation, employee benefits and travel.  In addition, general and administrative expenses include third-party consulting, legal, patent, audit, accounting services and facilities costs.

Restructuring Expense

Restructuring expense consists primarily of severance related expenses of employees terminated as a result of the Company’s restructuring efforts.  Expenses include continued payroll, benefits and outplacement services (collectively “severance”) as defined and agreed upon by the respective employees’ severance agreement.  Severance was recognized as restructuring expense on the dates when employees were notified of the restructuring event. A corresponding restructuring accrual was also recorded and will be reduced as payments are made to the former employees.

Grant Income

Grant income is recognized as earned based on contract work performed.

Interest Income

Interest income consists of interest income received on cash and cash equivalents.

Results of Consolidated Operations

The following tables set forth our results of operations:

	Years Ended December 31,
	2019	2018
License revenue, and other	$—	$20,157,430
Operating expenses
Research and development	12,824,402	17,852,756
General and administrative	9,756,185	13,485,918
Restructuring expense	1,863,495	—
Total operating expenses	24,444,082	31,338,674
Loss from operations	(24,444,082)	(11,181,244)
Grant income	142,729	6,394
Interest income	1,030,839	778,215
Total other income	1,173,568	784,609
Net and comprehensive loss	$(23,270,514)	$(10,396,635)

Comparison of Years Ended December 31, 2019 and 2018

License Revenue, and Other

License revenue, and other for the year ended December 31, 2018 consists of the $20.0 million upfront payment received upon execution of the Gossamer License Agreement during the second quarter of 2018 and certain transition services provided to Gossamer as part of the Gossamer License Agreement. No such license agreement was executed in 2019, nor were any milestones of the Gossamer License Agreement achieved in 2019.

Operating Expenses

The following table sets forth our operating expenses:

	Years Ended December 31,
	2019	2018
Operating expenses:
Research and development	$12,824,402	$17,852,756
General and administrative	9,756,185	13,485,918
Restructuring expense	1,863,495	—
Total operating expenses	$24,444,082	$31,338,674

Research and Development

Research and development expenses for the year ended December 31, 2019, decreased $5.0 million, or 28.2%, compared to the year ended December 31, 2018.  This was the result of decreased spending on clinical trials (TIME-2b vs Phase 1 Glaucoma) and a reduction in expenses related to Research and Development personnel during 2019.

General and Administrative

General and administrative expenses for the year ended December 31, 2019, decreased $3.7 million, or 27.7%, compared to the year ended December 31, 2018. This decrease was primarily attributable to a decrease in stock-based compensation of $2.5 million, employee related expenses of $0.8 million and general office expenses of $0.7 million related to the Company’s restructuring efforts in 2019, offset by an increase in legal expenses of $0.3 million.

Restructuring Expense

Restructuring expenses for the year ended December 31, 2019 were $1.9 million and result of a reduction of headcount during 2019. No such actions were taken during 2018.

Other Income

The following table sets forth our other income:

	Years Ended December 31,
	2019	2018
Grant income	$142,729	$6,394
Interest income	1,030,839	778,215
Total other income	$1,173,568	$784,609

Grant Income

Grant income is recognized as earned based on contract work performed. Grant income amounts can vary greatly from period to period depending on the funding and work performed. Grant income increased in year ended December 31, 2019 compared to year ended December 31, 2018 primarily due to a new grant awarded during 2019 for development of ARP-1536.

Interest Income

Interest income for the years ended December 31, 2019 and 2018, reflects interest earned on short term money market instruments (cash equivalents). The net proceeds from our underwritten public offering in June 2018 and upfront payment received in conjunction with the execution of the Gossamer License Agreement in June 2018, less cash used in operations, were available for investment and generated more interest income in the year ended December 31, 2019, compared to year ended December 31, 2018.

Liquidity and Capital Resources

Since inception, we have incurred significant net losses and negative cash flows from operations.  For the years ended December 31, 2019 and 2018, we had net losses of $23.3 million and $10.4 million, respectively. At December 31, 2019 and 2018, we had an accumulated deficit of $142.2 million and $119.0 million, respectively.

At December 31, 2019, we had cash and cash equivalents of $38.5 million. To date, we have financed our operations principally through private and public offerings of our equity securities, private placements of our redeemable convertible preferred stock, common stock, issuances of secured convertible promissory notes and proceeds from the Gossamer License Agreement. Based on our current plans, we expect that our existing cash and cash equivalents, will enable us to conduct our planned operations at least through the second quarter of 2021.

On June 28, 2018, we closed an underwritten public offering, pursuant to the S-3 filed in February 2018, for the sale of 11,688,000 shares of our common stock and subsequently, on July 2, 2018, we closed on the sale of an additional 1,720,200 shares of our common stock, pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock (collectively, the “2018 Offering”).  In the aggregate, we received net proceeds of approximately $48.1 million from the 2018 Offering after deducting underwriting discounts and commissions and offering expenses. Also in June 2018, we received $20.0 million of cash in connection with the Gossamer License Agreement.

In February 2018, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) which was declared effective by the SEC on April 11, 2018 (the “Form S-3”). The shelf registration statement allows us to sell from time-to-time up to $150.0 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. The shelf registration statement is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Additionally, on February 21, 2018, and pursuant to the Form S-3, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Cantor as our sales agent. Cantor may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law.  The shares of our common stock to be sold under the Sales Agreement will be sold and issued pursuant to the Form S-3 and the related prospectus and one or more prospectus supplements. We will pay Cantor 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of December 31, 2019, no shares of common stock had been sold under this Sales Agreement.

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

The following table summarizes our cash flows for the years presented:

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(23,852,522)	$(5,808,046)
Net cash used in investing activities	(236,952)	(37,912)
Net cash provided by financing activities	—	48,195,859
Net (decrease) increase in cash and cash equivalents	$(24,089,474)	$42,349,901

Operating Activities

We have historically experienced negative cash flows as we developed AKB-9778, ARP-1536 and AKB-4924. Our net cash used in operating activities primarily resulted from our net loss adjusted for non-cash expenses and changes in working capital components, amounts due to research organizations to conduct our clinical programs and employee-related expenditures for research and development and general and administrative activities. Our cash flows from operating activities will continue to be affected by increased spending to advance and support our product candidates in the clinic and other operating and general administrative activities.

For the year ended December 31, 2019, operating activities used $23.9 million in cash primarily as a result of a net loss of $23.3 million offset by $1.9 million in working capital and $1.3 million in non-cash expenses related to stock-based compensation and depreciation expense.

For the year ended December 31, 2018, net cash used in operating activities includes $20.0 million of revenue earned from the Gossamer License Agreement.  We do not expect revenue will reoccur until milestones outlined in the Gossamer License Agreement are achieved.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2019 and 2018 was related to capital expenditures to support operations.

Financing Activities

For the year ended December 31, 2018, we received $48.1 million net proceeds from the 2018 Offering and $0.08 million from the exercise of stock options. No such activity occurred in 2019.

Contractual Obligations and Commitments

During 2019, the Company leased 7,580 square feet of office space in Cincinnati, Ohio, 4,000 square feet of office space in Lexington, Massachusetts and 687 square feet of office space in Dexter Michigan. During the fourth quarter of 2019, the Company terminated the Lexington and Dexter leases, without penalty. The Cincinnati property lease includes one month of free rent, escalating rent payments and expires in July 2021.  Total rent expense for all operating leases was $0.3 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.

We also have contracts with various organizations to conduct research and development activities, including clinical trial organizations to manage clinical trial activities. The scope of the services under these research and development contracts can be modified and the contracts cancelled by us upon written notice. In the event of a cancellation, we would be liable for the cost and expenses incurred to date as well as any close out costs of the service arrangement.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial position and results of consolidated operations are based on consolidated financial statements prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to prepaid and accrued research and development expenses, revenue recognition and stock-based compensation.  We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Once the estimated transaction price is established, amounts are allocated to the performance obligations that have been identified. The transaction price is generally allocated to each separate performance obligation on a relative standalone selling price basis. The Company must develop assumptions that require judgment to determine the standalone selling price (“SSP”) in order to account for these agreements. To determine the standalone selling price the Company’s assumptions may include (i) assumptions regarding the probability of obtaining marketing approval for the drug candidate; (ii) estimates regarding the timing of and the expected costs to develop and commercialize the drug candidate; (iii) estimates of future cash flows from potential product sales with respect to the drug candidate; and (iv) appropriate discount and tax rates. Standalone selling prices used to perform the initial allocation are not updated after contract inception. The Company does not include a financing component to its estimated transaction price at contract inception unless it estimates that certain performance obligations will not be satisfied within one year.

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

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates and amounts actually incurred.

Stock-Based Compensation

We issue stock-based awards generally in the form of stock options and restricted stock. We account for our stock-based compensation awards in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation—Stock Compensation, (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock and modifications to existing stock awards to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. Described below is the methodology we have utilized in measuring stock-based compensation expense.

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

For the years ended December 31, 2019 and 2018, stock-based compensation expense was $1.1 million and $3.4 million, respectively.  As of December 31, 2019, we had $2.3 million of total unrecognized stock-based compensation costs for stock options, which we expect to recognize over a weighted-average period of 2.31 years.

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

Interest Rate Risk

The Company’s cash and cash equivalents at December 31, 2019 consist of all cash on hand, deposits and funds invested in short-term investments with original maturities of three months or less at the time of purchase and earn interest income. Therefore, there was minimal or no interest rate risk.

Item 8. Consolidated Financial Statements and Supplementary Data.

Beginning on page 73 are the consolidated financial statements with applicable notes and the related Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aerpio Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aerpio Pharmaceuticals, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011

Cincinnati, Ohio

March 16, 2020

AERPIO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	Year Ended December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$38,524,536	$62,614,010
Prepaid research and development contracts	311,154	754,392
Other current assets	734,785	615,681
Total current assets	39,570,475	63,984,083
Furniture and equipment, net	164,187	98,449
Operating lease right-of-use assets, net	162,124	—
Deposits	40,000	40,960
Total assets	$39,936,786	$64,123,492
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,231,450	$5,456,917
Current portion of operating lease liability	102,555	—
Total current liabilities	3,334,005	5,456,917
Operating lease liability, net of current portion	67,438	—
Total liabilities	3,401,443	5,456,917
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 300,000,000 shares authorized and 40,588,004 shares issued and outstanding at December 31, 2019 and 2018.	4,059	4,059
Additional paid-in capital	178,766,806	177,621,807
Accumulated deficit	(142,235,522)	(118,959,291)
Total stockholders’ equity	36,535,343	58,666,575
Total liabilities and stockholders’ equity	$39,936,786	$64,123,492

The accompanying notes are an integral part of these consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2019	2018
License revenue, and other	$—	$20,157,430
Operating expenses
Research and development	12,824,402	17,852,756
General and administrative	9,756,185	13,485,918
Restructuring expense	1,863,495	—
Total operating expenses	24,444,082	31,338,674
Loss from operations	(24,444,082)	(11,181,244)
Grant income	142,729	6,394
Interest income	1,030,839	778,215
Total other income	1,173,568	784,609
Net and comprehensive loss	$(23,270,514)	$(10,396,635)

Net and comprehensive loss per share
Basic and diluted	$(0.57)	$(0.31)
Weighted average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	40,588,004	33,930,846

The accompanying notes are an integral part of these consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at December 31, 2017	27,070,038	$2,707	125,995,438	$(108,562,656)	$17,435,489
Issuance of restricted stock	60,000	6	(6)	—	—
Issuance of common stock, net of issuance costs of $3,502,543	13,408,200	1,341	48,117,686	—	48,119,027
Issuance of common stock upon exercise of stock options	52,099	5	76,827	—	76,832
Forfeiture of restricted stock	(2,333)	—	—	—	—
Share-based compensation expense	—	—	3,431,862	—	3,431,862
Net and comprehensive loss	—	—	—	(10,396,635)	(10,396,635)
Balance at December 31, 2018	40,588,004	4,059	$177,621,807	$(118,959,291)	$58,666,575
Issuance of warrants	—	—	53,440	—	53,440
Cumulative effect of change in accounting principle	—	—	5,717	(5,717)	—
Share-based compensation expense	—	—	1,085,842	—	1,085,842
Net and comprehensive loss	—	—	—	(23,270,514)	(23,270,514)
Balance at December 31, 2019	40,588,004	$4,059	$178,766,806	$(142,235,522)	$36,535,343

The accompanying notes are an integral part of these consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018
Operating activities:
Net and comprehensive loss	$(23,270,514)	$(10,396,635)
Adjustments to reconcile net and comprehensive loss to net cash used in operating activities:
Depreciation	76,501	46,686
Loss on disposal of assets	94,713	—
Consulting expenses related to warrants	53,440	—
Stock-based compensation	1,085,842	3,431,862
Changes in operating assets and liabilities:
Prepaid research and development contracts	443,238	(441,252)
Other current assets	(119,104)	(293,460)
Deposits	960	(20,000)
Accounts payable and accrued expenses	(2,217,598)	1,864,753
Net cash used in operating activities	(23,852,522)	(5,808,046)
Investing activities:
Purchase of furniture and equipment	(236,952)	(37,912)
Net cash used in investing activities	(236,952)	(37,912)
Financing activities:
Proceeds from exercise of stock options	—	76,832
Proceeds from sale of common stock	—	51,621,570
Cash paid in connection with the sale of common stock	—	(3,502,543)
Net cash provided by financing activities	—	48,195,859
Net (decrease) increase in cash and cash equivalents	(24,089,474)	42,349,901
Cash and cash equivalents at beginning of year	62,614,010	20,264,109
Cash and cash equivalents at end of year	$38,524,536	$62,614,010

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Organization and Operations

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

The Company’s pipeline includes the humanized monoclonal antibody, ARP-1536, directed at the same target as subcutaneous AKB-9778, is in preclinical development. The Company is evaluating development options for ARP-1536, including subcutaneous injection for the treatment of diabetic vascular complications, e.g., diabetic nephropathy and intravitreal injection as an adjunctive therapy for diabetic macular edema.

The Company is also developing a bispecific antibody that binds both VEGF and VE-PTP which is designed to inhibit VEGF activation and activate Tie2.  The Company believes this bispecific antibody has the potential to be an improved treatment for wet aged-related macular degeneration (“AMD”) and diabetic macular edema via intravitreal injection.

In two consecutive trials, TIME-2 and TIME-2b, subcutaneous AKB-9778 showed reduction in Urine Albumin-Creatinine Ratio (“UACR”), a measure of progression of diabetic kidney disease.  The Company believes that systemic treatment with AKB-9778 could have the potential to change the treatment paradigm for diabetics in the future and potentially address a major societal problem by lowering the cost of care associated generally with diabetes.

Based on the preclinical proof of concept and the results of the Phase 1b trial showing a reduction in intraocular pressure (“IOP”) in patients with ocular hypertension (“OHT”) and open angle glaucoma (“OAG”), the Company plans to further advance the glaucoma program into a Phase 2 clinical trial with results expected in the first quarter of 2021.

In June 2018, the Company licensed AKB-4924, a selective stabilizer of hypoxia-inducible factor-1 alpha (“HIF-1 alpha”) to Gossamer Bio, Inc. (“Gossamer”) AKB-4924, (now called GB004), is being developed for the treatment of inflammatory bowel disease (“IBD”). HIF-1 alpha is involved in mucosal wound healing and the reduction of inflammation in the gastrointestinal tract. Gossamer has completed the Phase 1 multiple ascending dose (“MAD”) clinical study and is currently running a Phase 1b clinical study in ulcerative colitis patients. Gossamer is expected to have results of the Phase 1b study in ulcerative colitis patients in the first half of 2020. Gossamer is responsible for all remaining development and commercial activities for GB004.

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

The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its technology, identifying potential product candidates and undertaking preclinical and clinical studies. The Company’s revenue has been primarily limited to license revenue from Gossamer Bio. Inc., GB004, Inc. (collectively “Gossamer”).  Future revenue is dependent on the terms of the license agreement with Gossamer Bio., Inc. as further described in Note 15.   The Company’s product candidates are subject to long development cycles and there is no assurance the Company will be able to successfully develop, obtain regulatory approval for, or market its product candidates.

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

The Company incurred losses from operations and had a negative cash flows from operating activities for the years ended December 31, 2019 and 2018 (and since inception). The Company’s current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities given ongoing expenditures related to the completion of its ongoing clinical trials and the Company’s lack of product revenue generating activities.  However, the Company believes it has the ability to control its current operating plan and that existing cash and cash equivalents of approximately $38.5 million at December 31, 2019 will be sufficient to allow the Company to fund its current operating plan into at least the second quarter of 2021, and as a result, through at least twelve months from the filing of the Company’s 2019 Annual Report on Form 10-K.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. Securities and Exchange Commission (“SEC”) regulations and include all of the information and disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP" or "GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The Company’s consolidated financial statements are stated in U.S. dollars.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand and $100,000 invested in short-term certificates of deposits  with original maturities of three months or less at the time of purchase.  At December 31, 2019 and 2018, the Company’s cash equivalents are primarily in money market funds. The Company  maintains balances with its banks in excess of federally insured limits.

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

Once the estimated transaction price is established, amounts are allocated to the performance obligations that have been identified. The transaction price is generally allocated to each separate performance obligation on a relative standalone selling price basis. The Company must develop assumptions that require judgment to determine the standalone selling price (“SSP”) in order to account for these agreements. To determine the standalone selling price the Company’s assumptions may include (i) assumptions regarding the probability of obtaining marketing approval for the drug candidate; (ii) estimates regarding the timing of and the expected costs to develop and commercialize the drug candidate; (iii) estimates of future cash flows from potential product sales with respect to the drug candidate; and (iv) appropriate discount and tax rates. Standalone selling prices used to perform the initial allocation are not updated after contract inception. The Company does not include a financing component to its estimated transaction price at contract inception unless it estimates that certain performance obligations will not be satisfied within one year.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development expense consists of (i) employee-related expenses, including salaries, benefits, travel and stock-based compensation expense; (ii) external research and development expenses incurred under arrangements with third parties, such as contract research organizations and consultants; (iii) the cost of acquiring, developing and manufacturing clinical study materials; and (iv) costs associated with clinical, preclinical and regulatory activities.

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

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes (“ASC 740”) which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities and for loss and credit carryforwards using enacted tax rates anticipated to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2019 and 2018, the Company does not have any uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions, if any exist, in income tax expense.

Net Loss and Comprehensive Loss per Share Attributable to Common Stockholders

The Company’s basic net and comprehensive loss per share attributable to common stockholders is calculated by dividing the net and comprehensive loss by the weighted average number of shares of common stock outstanding for the period. The diluted net and comprehensive loss per share attributable to common stockholders is computed by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. All the Company’s stock-based awards are subject only to service-based vesting conditions. The Company estimates the fair value of its stock-based awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. The fair value of restricted stock awards is determined based on the Company’s estimated common stock value.

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

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available.

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

To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers within the fair value hierarchy in the years ended December 31, 2019 and 2018. The assets of the Company measured at fair value on a recurring basis as of  December 31, 2019 and 2018 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
Cash and cash equivalents	$38,524,536	$—	$—	$38,524,536
Total assets	$38,524,536	$—	$—	$38,524,536
December 31, 2018
Assets:
Cash and cash equivalents	$62,614,010	$—	$—	$62,614,010
Total assets	$62,614,010	$—	$—	$62,614,010

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are the only financial instruments that potentially subject the Company to concentrations of credit risk. At December 31, 2019 and 2018, the Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.

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

Leases

At the inception of an arrangement the Company determines whether the arrangement is or contains a lease based on the circumstances present. All leases with a term greater than one year are recognized on the consolidated balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the consolidated balance sheet leases with terms of one-year or less. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, to enhance the transparency and comparability of financial reporting related to leasing arrangements. Under this new lease standard, leases are required to be recognized on the balance sheet as right-of-use assets and operating lease liabilities. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted the new guidance on January 1, 2019. See additional discussion in Note 11.

In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, (“ASU 2018-11”), which contains certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. ASU 2018-11 provides registrants with an option to not restate comparative periods presented in the financial statements. The Company adopted this new standard on January 1, 2019 (the “adoption date”) using a cumulative-effect adjustment on the effective date of the standard, for which comparative periods are presented in accordance with the previous guidance in ASC 840, Leases. In adopting the new standard, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard The expedients used by the Company are as follows: (1) allowing an entity to not reassess the lease classification for any expired or existing leases, (2) allowing an entity to not reassess the treatment of initial direct costs as they related to existing leases, and (3) allowing an entity to not reassess whether expired or existing contracts are or contain leases. The Company adopted the new guidance on January 1, 2019. See additional discussion in Note 11.

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

No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the Company’s consolidated financial statements.

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	December 31,
	2019	2018
Accounts payable	$439,785	$595,680
Restructuring accrual (see Note 16)	793,913	—
Professional fees	346,999	487,923
Accrued bonus	689,830	1,877,455
Accrued retention bonus	521,859	—
Accrued vacation	43,470	90,663
Accrued project costs	382,131	2,232,014
Other	13,463	173,182
Total accounts payable and accrued expenses	$3,231,450	$5,456,917

4. Furniture and Equipment

Furniture and equipment consist of the following as of:

	December 31,
	2019	2018
Furniture	$154,669	$156,928
Computers	56,443	75,716
Equipment	246,056	141,067
Leasehold improvements	35,869	35,869
Total furniture and equipment	493,037	409,580
Accumulated depreciation	(328,850)	(311,131)
Furniture and equipment, net	$164,187	$98,449

5. Common Stock

As of December 31, 2019 and 2018, the Company had 300,000,000 shares of authorized common stock with par value of $0.0001 per share.

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

Warrants to Purchase Common Stock

At December 31, 2019 and 2018, the Company had warrants outstanding for the purchase of 917,562 and 317,562 shares, respectively, of the Company’s common stock.  In October 2019, the Company issued warrants for the purchase of 600,000 shares of the Company’s common stock at an exercise price of $0.486 per share in connection with the hiring of a strategic advisor consultant for a six-month period.  These warrants vest in equal monthly installments over a six-month period beginning October 14, 2019 and expire on October 24, 2024. At the date of grant the fair value of these awards was determined using a Black-Scholes Merton pricing model. Included at

December 31, 2019 and 2018 are warrants for the purchase of 317,562 shares of the Company’s common stock at an exercise price of $5.00 per share that were issued in connection with the 2017 Offering and have a three-year term expiring on March 15, 2020. At the expiration date of the warrants, if the fair value of the Company’s common stock exceeds the exercise price, the warrant will be automatically exercised and the exercise price will be fulfilled through the net share settlement provisions.  The number of shares and the exercise price shall be adjusted for standard ant-dilution events such as stock splits, combinations, reorganizations, or issue shares as part of a common stock dividend. Upon a change of control, the warrant holder will have the right to receive securities, cash or other properties it would have been entitled to receive had the warrant been exercised. The warrants are equity classified instruments and do not contain contingent exercise provisions, or other features, that would preclude the Company from concluding that the warrants are indexed solely to the Company’s common stock.

6. Preferred Stock

As of December 31, 2019 and 2018, the Company had 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital.  No preferred stock was issued and outstanding at December 31, 2019 and 2018.

7. Stock-Based Compensation

In March 2017, the Company’s Board of Directors adopted, and the stockholders approved, the 2017 Stock Option and Incentive Plan (the “2017 Plan”), that became effective in April 2017.  The 2017 Plan provides for the issuance of incentive awards up to 4,600,000 shares of common stock to officers, employees, consultants and directors, less the number of shares subject to issued and outstanding awards under the Company’s 2011 Equity Incentive Plan that were assumed in the Merger.  The 2017 Plan also provides that the number of shares reserved for issuance thereunder will be increased annually on the first day of each year beginning in 2018 by four percent (4%) of the shares of our common stock outstanding on the last day of the immediately preceding year or such smaller increase as determined by our Board of Directors. As a result of the evergreen increase, a total of 1,623,520 shares were added to the 2017 Plan on January 1, 2019 and a total of 1,623,520 shares were added to the 2017 Plan on January 1, 2020.

Stock Options

The options granted generally vest over 48 months. Under the 2017 Plan, options vest in installments of 25% at the one-year anniversary and thereafter in 36 equal monthly installments beginning on the 1st of the month after the one-year anniversary date, subject to the employee’s continuous service with the Company. In May 2019, the Company issued a special retention grant of options to purchase an aggregate of 2,419,050 shares of common stock which vest in installments of 50% at June 30, 2020 and 50% at June 30, 2021, subject to the employee’s continuous service with the Company.  The options generally expire ten years after the date of grant. The fair value of the options at the date of grant is recognized as an expense over the requisite service period. During the years ended December 31, 2019 and 2018, 4,666,728 and 1,615,200 option awards were granted, respectively.  All option awards granted during 2019 and 2018 were under the 2017 Equity Plan.

As of December 31, 2019 and 2018, 1,983,093 and 2,959,562 shares were reserved for issuance under the 2017 Plan, respectively.

The following table summarizes the stock option activity during the years ended December 31, 2019 and 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	1,912,980	$3.72	8.24	$2,738,704
Granted	1,615,200	3.64
Exercised	(52,099)	1.47
Expired/cancelled	(124,949)	3.23
Outstanding, December 31, 2018	3,351,132	$3.73	8.24	$142,788
Expected to vest, December 31, 2018	2,197,619	$4.17	9.19	$-
Options exercisable, December 31, 2018	1,153,513	$2.90	6.37	$142,788
Outstanding, January 1, 2019	3,351,132	$3.73	8.24	$142,788
Granted	4,666,728	1.85
Exercised	—
Expired/cancelled	(2,682,010)	2.70
Outstanding, December 31, 2019	5,335,850	$2.60	6.23	$2,866
Expected to vest, December 31, 2019	2,395,265	$1.93	9.00	$2,866
Options exercisable, December 31, 2019	2,940,585	$3.15	3.98	$—

Aggregate intrinsic value represents the estimated fair value of the Company’s common stock at the end of the period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value of the options at December 31, 2019 and 2018 was $2,866 and $142,788, respectively.

No stock options were exercised during 2019. Stock options exercised during 2018 had an intrinsic value of  $139,108.

For the years ended December 31, 2019 and 2018, the Company recognized compensation expense for stock options of $1,085,842 and $2,982,173, respectively. During the fourth quarter of 2019, the Company recorded a one-time stock-based compensation cumulative reversal of $1,051,735 for the forfeitures of outstanding equity awards related to the Chief Executive Officer and Chief Financial and Business Officer who departed the Company on October 15, 2019. As of December 31, 2019, there was $2,309,337 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.31 years.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. For the years ended December 31, 2019 and 2018, there were 4,666,728 and 1,615,200 options granted out of the 2017 Plan, respectively. Option pricing models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock.  As there has not been significant public market activity of the Company’s Common Stock, the Company has determined the volatility assumption for options granted based on data from a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using the average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on the rate applicable to U.S. Treasury zero-coupon issues, with remaining maturities commensurate with the expected term of the options granted in effect on the date of grant. The Company has not paid, and does not anticipate paying, cash dividends on shares of Common Stock; therefore, the expected dividend yield is assumed to be zero in the option valuation model.  Accordingly, the weighted-average fair value of the options granted during the years ended December 31, 2019 and 2018, was $1.11 and $2.22, respectively.  The calculation was based on the following assumptions.

	Year Ended December 31,
	2019	2018
Expected term (years)	5.36	6.07
Risk-free interest rate	2.24%	2.85%
Expected volatility	64.88%	65.99%
Expected dividend yield	—	—

Restricted Stock

Shares of restricted stock generally had similar vesting terms as stock options. A summary of the Company’s restricted stock activity and related information for the years ended December 31, 2019 and 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2018	91,576	$2.12
Granted	60,000	4.75
Vested	(149,243)	3.18
Forfeited	(2,333)	2.25
Nonvested, December 31, 2018	—	$—

Nonvested, January 1, 2019	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested, December 31, 2019	—	$—

For the years ended December 31, 2019 and 2018, the Company recognized compensation expense for restricted stock of $0 and $449,689, respectively. As of December 31, 2019, all restricted stock had vested.

Compensation Expense Summary

The Company recognized the following compensation cost related to employee and non-employee stock-based compensation activity for the periods presented below.

	Year Ended December 31,
	2019	2018
Research and development	$510,923	$392,470
General and administrative	574,919	3,039,392
Total	$1,085,842	$3,431,862

The decrease in compensation expense during the year ended December 31, 2019, is primarily due to the cumulative reversal for the forfeitures of outstanding equity awards related to the Chief Executive Officer, Chief Financial and Business Officer and other employees who left the Company during 2019.

8. Income Taxes

The Company did not record a current or deferred income tax expense or benefit for the years ended December 31, 2019 and 2018, due to the Company’s net and comprehensive losses and increases in its deferred tax asset valuation allowance. A reconciliation of the statutory federal income tax with the provision for income taxes are as follows:

	Year Ended December 31,
	2019	2018
Federal tax at statutory rate	(21.00%)	(21.00%)
State and local tax at statutory rates, net of federal income tax	(0.82)	(4.15)
Research and development credits	(3.39)	(6.37)
Other	0.56	4.27
Change in valuation allowance	24.65	27.25
Effective tax rate	0.00%	0.00%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income and for tax carryforwards, recorded at the enacted federal statutory income tax rate.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$24,966,019	$19,946,123
Accrued expenses	413,048	595,209
Stock-based compensation	738,768	603,408
Research and development credits	4,640,960	3,852,714
Operating lease right-of-use assets, net	37,793	—
Other	2,423	13,276
Total deferred tax assets	30,799,011	25,010,730
Deferred tax liabilities:
Furniture and equipment	24,967	8,390
Operating lease liability	36,044	—
Total deferred tax liabilities	61,011	8,390
Net deferred tax assets before valuation allowance	30,738,000	25,002,340
Less valuation allowance	(30,738,000)	(25,002,340)
Net deferred tax asset	$—	$—

When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operation is recognized as a reduction of income tax expense. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. The Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets, and accordingly, a full valuation allowance has been provided on its net deferred tax assets. The valuation allowance increased $5,735,658 and $2,832,878 in 2019 and 2018, respectively, as a result of an increase in the net operating loss (“NOL”) and an increase of research and development credits carryforwards. The Company continues to monitor the need for a valuation allowance based on the profitability of its future operations.

At December 31, 2019, the Company has $84,173,000 of federal NOL carryforwards  with expirations between 2032 and 2038. The Company has $28,763,332 of federal NOL carryforwards with no expiration as a result of the 2017 Tax Act. Additionally, the Company has $70,789,456 of state and local NOL carryforwards with expiration between 2020 and 2040. Finally, at December 31, 2019, the Company has $4,640,960 of federal research and development credit carryforwards that expire at various dates through 2040.

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

As of December 31, 2019 and 2018, the Company had no accrued uncertain tax positions or associated interest or penalties and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. All years remain open and are subject to examination by federal and state taxing authorities.

9. Net and Comprehensive Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net and comprehensive loss per share attributable to common stockholders for the periods presented:

	Year Ended December 31,
	2019	2018
Net and comprehensive loss attributable to common stockholders	$(23,270,514)	$(10,396,635)
Weighted average common shares used in computing net and comprehensive loss per share attributable to common stockholders, basic and diluted	40,588,004	33,930,846
Net and comprehensive loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(0.31)

The following weighted average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2019	2018
Options to purchase common stock	5,335,850	3,351,132
Warrants to purchase common stock	917,562	317,562

10. Quarterly Results (unaudited)

The following is a summary of our unaudited quarterly results for the years ended December 31, 2019 and 2018.

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(unaudited)
Total operating expenses	$8,841,293	$5,978,919	$4,966,638	$4,657,232
Loss from operations	(8,841,293)	(5,978,919)	(4,966,638)	(4,657,232)
Other income	348,468	295,303	318,708	211,089
Net and comprehensive loss attributable to common stockholders	$(8,492,825)	$(5,683,616)	$(4,647,930)	$(4,446,143)
Net and comprehensive loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.14)	$(0.11)	$(0.11)
Weighted average number of common shares used in computing net and comprehensive loss per share:
Basic and diluted	40,588,004	40,588,004	40,588,004	40,588,004

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(unaudited)
License revenue, and other	$—	$1,333,333	$18,821,953	$2,144
Total operating expenses	7,476,648	7,369,788	7,623,916	8,868,322
(Loss) income from operations	(7,476,648)	(6,036,455)	11,198,037	(8,866,178)
Other income	51,116	46,464	339,441	347,588
Net and comprehensive (loss) income attributable to common stockholders	$(7,425,532)	$(5,989,991)	$11,537,478	$(8,518,590)
Net and comprehensive (loss) income per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.22)	$0.28	$(0.21)
Weighted average number of common shares used in computing net and comprehensive (loss) income per share:
Basic	27,045,509	27,340,914	40,527,722	40,587,928
Diluted	27,045,509	27,340,914	40,961,620	40,587,928

The sum of the quarterly net loss per share attributable to common stockholders may not equal the annual amounts reported because per share amounts are computed independently for each quarter and for full year based on respective weighted-average common shares outstanding and other dilutive potential common stockholders.

The diluted earnings per share (“EPS”) calculation for the three months ended September 30, 2018 includes the dilutive common share impact of 426,860 options to purchase common stock and 7,038 unvested restricted stock.  Furthermore, the diluted EPS calculation for the three months ended September 30, 2018 excludes 2.4 million options to purchase common stock that was outstanding but unvested and the effect of weighted average common stock share equivalents of 0.1 million for options to purchase common stock and 0.3 million for warrants to purchase common stock as their effect is anti-dilutive.  Holders of non-vested stock-based compensation awards do not have voting rights.  Diluted and Basic weighted average number of common shares were the exact same in every other period presented within the table above.

11. Leases

At December 31, 2019, the Company is a party to one property lease in Cincinnati, Ohio under an arrangement which provides the right to use the underlying asset and require lease payments for the lease term.  During the fourth quarter of 2019, the Company terminated its leases in Lexington, Massachusetts and Dexter, Michigan; no penalties were incurred related to these terminations. The Cincinnati, Ohio lease agreement obligates the Company to pay real estate taxes, insurance and certain maintenance costs (hereinafter referred to as non-lease components). The Company’s lease arrangement contains a renewal provision of 5 years, exercisable at the Company's option. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. All other leases are recorded on the consolidated balance sheet with a corresponding operating lease asset, net, representing the right to use the underlying asset for the lease term and the operating lease liabilities representing the obligation to make lease payments arising from the lease.

Operating lease assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at lease commencement date. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and are recorded in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

The following table presents the lease cost and information related to the right-of-use assets and operating lease liabilities:

Year Ended
December 31, 2019
Lease cost
Average rent expense	$242,690
Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$242,581

The weighted average remaining lease term and discount rate at December 31, 2019
Weighted-average remaining lease term - operating leases	1.58
Weighted-average discount rate - operating leases	13.28%

As of December 31, 2019, future payments related to operating leases activities are presented in the table below:

	2020	2021	2022 and Thereafter	Total
Operating leases	$117,781	$69,685	$—	$187,466
Less interest				(17,473)
Present value of lease liabilities				$169,993

12. Employee Retirement Plan

The Company maintains a 401(k) plan (the “401k Plan”) in 2015 for the benefit of its employees. All employees who have attained the age of 21 are eligible to participate in the 401k Plan as of the first Entry Date, as defined by the 401k Plan document, following the employment date. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary. No contributions were made during 2019 or 2018.

13. Employee Bonus Plan

The Company maintains a bonus plan for certain employees based on the achievement of certain goals and milestones. At December 31, 2019 and 2018, the Company accrued $689,830 and $1,877,455, respectively, for bonuses.

14. Employee Stock Purchase Plan

In March 2017, the Board of Directors adopted and the stockholders approved the Employee Stock Purchase Plan that became effective in April 2017. On June 20, 2018, the Company’s shareholders approved the Amended and Restated 2017 Employee Stock Purchase Plan (as amended, the “ESPP”) at the Annual Meeting of Shareholders. Pursuant to the terms of the ESPP, the Company will reserve for issuance 300,000 shares of the Company’s common stock in the aggregate. Additionally, on January 1, 2019 and each January 1 thereafter through January 1, 2028,  the number of shares of the Company’s common stock reserved and available for issuance under the ESPP will be cumulatively increased by the least of: (i) one percent (1%) of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31; (ii) 350,000 shares; or (iii) such lesser number of shares of the Company’s common stock as determined by the Board of Directors, in each case subject to adjustment in accordance with the terms of the ESPP. No shares under the ESPP are outstanding at December 31, 2019 and 2018 for the purchases made under the ESPP.

15. License Agreement

On June 24, 2018, the Company entered into a License Agreement (the “Gossamer License”) with Gossamer, under which the Company granted Gossamer an exclusive, sublicensable license to develop and commercialize AKB-4924 and other structurally related products worldwide, with initial development expected in the indications of induction and maintenance in ulcerative colitis and Crohn’s Disease (collectively “initial indications”).  Prior to the execution of the Gossamer License, AKB-4924 was a pipeline program for the Company that recently completed a Phase 1a clinical trial in healthy volunteers.

Gossamer is responsible for the development and commercialization of the licensed products, and a joint development committee has been formed to oversee the development and manufacturing activities related to the licensed products. Under the terms of the Gossamer License, Gossamer is obligated to use its commercially reasonable efforts to develop and commercialize licensed products in the United States, two major European countries and Japan for at least one of the initial indications. The Gossamer License includes an exclusivity provision that prohibits the Company from developing, manufacturing or commercializing, and prohibits Gossamer from clinically developing or commercializing certain HIF stabilizing compounds other than as permitted in the Gossamer License. Pursuant to the terms of the Gossamer License, Gossamer made an upfront payment to the Company of $20.0 million on June 28, 2018. The $20.0 million of license revenue is recorded within the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.

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

As of December 31, 2019, all development milestones, sales-based milestones and royalty payments within the Gossamer License are constrained to the point where no transaction price has been allocated to the future milestones or royalty payments.

16. Restructuring

In April 2019, the Company executed a realignment plan to reduce operating costs and better align its workforce with the needs of its ongoing business. The realignment plan reduced the Company’s workforce by 11 employees, representing approximately 41% of its workforce. As a result of this realignment plan, the Company recorded employee severance expense of $0.9 million during the year ended December 31, 2019. On October 15, 2019, the Company’s Chief Executive Officer and Chief Financial and Business Officer departed from their positions. The Chief Executive Officer also resigned as a director. In connection with these departures, the Company recorded severance expenses of $1.0 million during the year ended December 31, 2019 for employee related costs, including severance benefits and payment of healthcare insurance premiums. These amounts are included within restructuring expense in the consolidated statements of operations and comprehensive loss and are expected to be substantially paid in cash by October 31, 2020.  Additionally, the Company recorded a one-time stock-based compensation cumulative reversal of $1.1 million during the year ended December 31, 2019 for the forfeitures of outstanding equity awards. Total cash payments against the severance liability was approximately $1.1 million in 2019.  The remaining liability as of December 31, 2019 was approximately $0.8 million and is included in accounts payable and accrued expenses in the consolidated balance sheet.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Principal Executive Officer and the Company’s Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, an evaluation is performed under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and the Company’s Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based on that evaluation, the Company’s Principal Executive Officer and the Company’s Principal Financial and Accounting Officer conclude whether the Company’s disclosure controls and procedures are effective as of December 31, 2019, at the reasonable assurance level.

In connection with this Annual Report on Form 10-K for the year ended December 31, 2019, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the Company’s Principal Executive Officer and the Company’s Principal Financial and Accounting Officer have concluded based upon the evaluation described above that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2019, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ Joseph Gardner, Ph.D.

Joseph Gardner, Ph.D.

President and Principal Executive Officer

/s/ Regina Marek

Regina Marek

Vice President Finance and Principal Financial and Accounting Officer

March 16, 2020

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders (the “Definitive Proxy Statement”).

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

4.2	Form of Warrant Agreements (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission March 17, 2017, File No. 000-53057)

4.3*	Description of Registrant’s Securities

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

10.18#

Form of Inducement Stock Option Award (incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on December 28, 2018 (File No. 333-229089)

10.19#

Employment Agreement, effective as of November 6, 2019, by and between the Company and Regina Marek (incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K filed with the Securities and Exchange Commission on November 7, 2019, File No. 001-38560)

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Company’s 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057).

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Indicates the exhibit is being furnished, not filed, with this report
#	Indicates a management contract or any compensatory plan, contract or arrangement.

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

AERPIO PHARMACEUTICALS, INC.

Date: March 16, 2020	By:	/s/ Joseph Gardner, Ph.D.
Joseph Gardner, Ph.D.
President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Gardner, Ph.D	President, Founder and Director	March 16, 2020
Joseph Gardner, Ph.D.	Principal Executive Officer

/s/ Regina Marek	Vice President Finance and Principal	March 16, 2020
Regina Marek	Financial and Accounting Officer

/s/ Muneer A. Satter	Director	March 16, 2020
Muneer A. Satter

/s/ Chau Khuong	Director	March 16, 2020
Chau Khuong

/s/ Steven Prelack	Director	March 16, 2020
Steven Prelack

/s/ Cheryl Cohen	Director	March 16, 2020
Cheryl Cohen

/s/ Caley Castelein, M.D.	Director	March 16, 2020
Caley Castelein

/s/ Anupam Dalal, M.D.	Director	March 16, 2020
Anupam Dalal

/s/ Pravin Dugel, M.D.	Director	March 16, 2020
Pravin Dugel