Form 10-Q
period 2020-03-31
Aerpio Pharmaceuticals, Inc.
filed 2020-05-07
CIK 1422142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company Emerging growth company	☒ ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2020, the registrant had 40,588,004 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,584,710	$38,524,536
Prepaid research and development contracts	228,662	311,154
Other current assets	578,845	734,785
Total current assets	35,392,217	39,570,475

Furniture and equipment, net	149,085	164,187
Operating lease right-of-use assets, net	138,820	162,124
Deposits	20,000	40,000
Total assets	$35,700,122	$39,936,786

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,547,723	$3,231,450
Current portion of operating lease liability	106,734	102,555
Total current liabilities	2,654,457	3,334,005
Operating lease liability, net of current portion	39,171	67,438
Total liabilities	2,693,628	3,401,443
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 300,000,000 shares authorized and 40,588,004 shares issued and outstanding at March 31, 2020 and December 31, 2019.	4,059	4,059
Additional paid-in capital	179,156,620	178,766,806
Accumulated deficit	(146,154,185)	(142,235,522)
Total stockholders’ equity	33,006,494	36,535,343
Total liabilities and stockholders’ equity	$35,700,122	$39,936,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Operating expenses
Research and development	$1,829,042	$5,586,251
General and administrative	2,285,891	3,255,042
Total operating expenses	4,114,933	8,841,293
Loss from operations	(4,114,933)	(8,841,293)
Grant income	79,900	15,348
Interest income	116,370	333,120
Total other income	196,270	348,468
Net and comprehensive loss	$(3,918,663)	$(8,492,825)

Net and comprehensive loss per share
Basic and diluted	$(0.10)	$(0.21)
Weighted average number of common shares used in computing net and comprehensive loss per share
Basic	40,588,004	40,588,004
Diluted	40,588,004	40,588,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

	For the Three Months Ended March 31, 2020 (unaudited)
	Stockholders' Equity
	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2020	40,588,004	$4,059	$178,766,806	$(142,235,522)	$36,535,343
Issuance of warrants	—	—	62,347	—	62,347
Stock-based compensation expense	—	—	327,467	—	327,467
Net and comprehensive loss	—	—	—	(3,918,663)	(3,918,663)
Balance at March 31, 2020	40,588,004	$4,059	$179,156,620	$(146,154,185)	$33,006,494

	For the Three Months Ended March 31, 2019 (unaudited)
	Stockholders' Equity
	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2019	40,588,004	$4,059	$177,621,807	$(118,959,291)	$58,666,575
Cumulative effect of change in accounting principle	—	—	5,717	(5,717)	—
Stock-based compensation expense	—	—	621,685	—	621,685
Net and comprehensive loss	—	—	—	(8,492,825)	(8,492,825)
Balance at March 31, 2019	40,588,004	$4,059	$178,249,209	$(127,457,833)	$50,795,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2020	2019
Operating activities:	(unaudited)
Net and comprehensive loss	$(3,918,663)	$(8,492,825)
Adjustments to reconcile net and comprehensive loss to net cash used in operating activities:
Depreciation	15,102	12,990
Stock-based compensation	327,467	621,685
Consulting expenses related to warrants	62,347	—
Changes in operating assets and liabilities:
Prepaid research and development contracts	82,492	413,978
Other current assets	167,287	79,507
Accounts payable and other current liabilities	(675,858)	(1,713,530)
Net cash used in operating activities	(3,939,826)	(9,078,195)
Investing activities:
Purchase of furniture and equipment	—	(113,283)
Net cash used in investing activities	—	(113,283)
Financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	(3,939,826)	(9,191,478)
Cash and cash equivalents at beginning of year	38,524,536	62,614,010
Cash and cash equivalents, three months ended	$34,584,710	$53,422,532

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

The Company’s pipeline includes the following programs:

Glaucoma: Based on the preclinical proof of concept and the results of the Phase 1b trial showing a reduction in intraocular pressure (“IOP”) in patients with ocular hypertension  (“OHT”) and open angle glaucoma (“OAG”), the Company is preparing to further advance the glaucoma program into a Phase 2 clinical trial and expects to initiate the trial in the third quarter of 2020 with results expected in the first quarter of 2021, subject to potential delays in subject enrollment and study completion due to the ongoing global outbreak of the novel coronavirus disease (“COVID-19”).

Diabetic Kidney Disease: In two consecutive trials, TIME-2 and TIME-2b, subcutaneous AKB-9778 showed reduction in Urine Albumin-Creatinine Ratio (“UACR”), a measure of progression of diabetic kidney disease. The Company believes that systemic treatment with AKB-9778 could have the potential to change the treatment paradigm for diabetics in the future and potentially address a major societal problem by lowering the cost of care associated generally with diabetes.

ARP-1536: ARP-1536, the humanized monoclonal antibody directed at the same target as subcutaneous AKB-9778, is in preclinical development. The Company is evaluating development options for ARP-1536, including subcutaneous injection for the treatment of diabetic vascular complications, e.g., diabetic nephropathy and intravitreal injection as an adjunctive therapy for diabetic macular edema.

The Company is also developing a bispecific antibody that binds both VEGF and VE-PTP which is designed to inhibit VEGF activation and activate Tie2. The Company believes this bispecific antibody has the potential to be an improved treatment for wet aged-related macular degeneration (“AMD”) and diabetic macular edema via intravitreal injection.

In June 2018, the Company licensed AKB-4924, a selective stabilizer of hypoxia-inducible factor-1 alpha (“HIF-1 alpha”) to a wholly-owned subsidiary of Gossamer Bio, Inc., GB004, Inc. (collectively “Gossamer”), which is being developed for the treatment of inflammatory bowel disease (“IBD”). HIF-1 alpha is involved in mucosal wound healing and the reduction of inflammation in the gastrointestinal tract. Gossamer has completed the Phase 1 multiple ascending dose (“MAD”) clinical study and is currently running a Phase 1b clinical study in ulcerative colitis patients. Gossamer is expected to have results of the Phase 1b study in ulcerative colitis patients in the first half of 2020. Gossamer is responsible for all remaining development and commercial activities for GB004.

The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its technology, identifying potential product candidates and undertaking preclinical and clinical studies. The Company’s revenue has been primarily limited to license revenue from Gossamer.  Future revenue is dependent on the terms of the license agreement with Gossamer as further described in Note 11.   The Company’s product candidates are subject to long development cycles and there is no assurance the Company will be able to successfully develop, obtain regulatory approval for, or market its product candidates.

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

The Company incurred losses from operations and had a negative cash flows from operating activities for the three months ended March 31, 2020 and 2019 (and since inception). The Company’s current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities given ongoing expenditures related to the completion of its ongoing clinical trials and the Company’s lack of product revenue generating activities.  However, the Company believes it has the ability to control its current operating plan and that existing cash and cash equivalents of approximately $34.6 million at March 31, 2020 will be sufficient to allow the Company to fund its current operating plan through at least the second quarter of 2021.

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

COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus and while the Company cannot predict their scope and severity, these developments and measures could materially and adversely affect its business, including its planned Phase 2 clinical trial for the glaucoma program, results of operations and financial condition. In addition, in response to the spread of COVID-19, the Company has closed its executive offices with its employees continuing their work outside of the offices. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and is taking steps to minimize the impact on its business. However, the extent to which COVID-19 impacts the Company’s business, results of operations or financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain the pandemic or treat its impact, among others. Furthermore, if the Company or any of the third parties with whom it engages, however, were to experience shutdowns or other business disruptions, the Company’s ability to conduct its business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on the Company’s business, results of operation and financial condition.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Securities and Exchange Commission (“SEC”) regulations and include all of the information and disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP" or "GAAP") for interim financial reporting, and, in the opinion of management include all adjustments necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows for each period presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). All adjustments are of a normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The Company’s condensed consolidated financial statements are stated in U.S. Dollars.

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

The Company’s results can also be affected by economic conditions, global health concerns, such as the COVID-19 pandemic, and political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, and changes in the prices of research studies, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand and $100,000 invested in short-term certificates of deposits with original maturities of three months or less at the time of purchase. At March 31, 2020 and December 31, 2019, the Company’s cash equivalents are primarily in money market funds.  The Company maintains balances with its banks in excess of federally insured limits.

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

Research and Development

Research and development costs are expensed as incurred. Research and development expense consists of (i) employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, (ii) external research and development expenses incurred under arrangements with third parties, such as contract research organizations and consultants, (iii) the cost of acquiring, developing and manufacturing clinical study materials, and (iv) costs associated with clinical, preclinical and regulatory activities.

The Company enters into consulting, research and other agreements with commercial firms, researchers, universities and others for the provision of goods and services. Under such agreements, the Company may pay for services on a monthly, quarterly, project, or other basis. Such arrangements are generally cancellable upon reasonable notice and payment of costs incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided to the Company by its clinical sites and vendors. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on behalf of the Company.

Patents

Costs incurred in connection with the application for and issuances of patents are expensed as incurred.

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the condensed consolidated financial statement and tax bases of assets and liabilities and for loss and credit carryforwards using enacted tax rates anticipated to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of March 31, 2020 and December 31, 2019, the Company does not have any uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions, if any exist, in income tax expense.

Net and Comprehensive Loss per Share Attributable to Common Stockholders

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

Due to the historical lack of public market for trading of the Company’s common stock and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company believes the group selected has sufficient similar economic and industry characteristics and includes companies that are most representative of the Company.

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

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available.

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

To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers within the fair value hierarchy during the three months ended March 31, 2020 or 2019. The assets of the Company measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2020
Assets:
Cash and cash equivalents	$34,584,710	$—	$—	$34,584,710
Total assets	$34,584,710	$—	$—	$34,584,710
December 31, 2019
Assets:
Cash and cash equivalents	$38,524,536	$—	$—	$38,524,536
Total assets	$38,524,536	$—	$—	$38,524,536

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are the only financial instruments that potentially subject the Company to concentrations of credit risk. At March 31, 2020 and December 31, 2019, the Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	March 31,	December 31,
	2020	2019
Accrued retention bonus	$720,398	$521,859
Restructuring accrual (see Note 12)	521,848	793,913
Accounts payable	421,120	439,785
Professional fees	412,429	346,999
Accrued project costs	282,765	382,131
Accrued bonus	106,159	689,830
Accrued vacation	65,020	43,470
Other	17,984	13,463
Total accounts payable and accrued expenses	$2,547,723	$3,231,450

4. Common Stock

As of March 31, 2020 and December 31, 2019, the Company had 300,000,000 shares of authorized common stock with par value of $0.0001 per share.

The common stock has the following characteristics:

Voting

The holders of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.

Dividends

The holders of common stock are entitled to receive dividends, if and when declared by the board of directors of the Company (the “Board of Directors”). Since the Company’s inception, no dividends have been declared or paid to the holders of common stock.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Company, the holders of common stock are entitled to share ratably in the Company’s assets.

Warrants to Purchase Common Stock

At March 31, 2020 and December 31, 2019, the Company had warrants outstanding for the purchase of 600,000 and 917,562 shares, respectively, of the Company’s common stock. In October 2019, the Company issued warrants for the purchase of 600,000 shares of the Company’s common stock at an exercise price of $0.486 per share in connection with the hiring of a strategic advisor consultant for a six-month period. These warrants vested in equal monthly installments over a six-month period beginning October 14, 2019 and expire on October 24, 2024. At the date of grant the fair value of these awards was determined using a Black-Scholes Merton pricing model. Included at December 31,2019 are warrants for the purchase of 317,562 shares of the Company’s common stock at an exercise price of $5.00 per share that were issued in connection with the 2017 Offering and have a three-year term. The 317,562 warrants expired on March 15, 2020 and none were exercised or settled as the fair value of the Company’s common stock was below the exercise price.

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

5. Preferred Stock

As of March 31, 2020 and December 31, 2019, the Company had 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital. No preferred stock was issued and outstanding at March 31, 2020 and December 31, 2019.

6. Stock-Based Compensation

In March 2017, the Company’s Board of Directors adopted, and the stockholders approved, the 2017 Stock Option and Incentive Plan (the “2017 Plan”), that became effective in April 2017. The 2017 Plan provides for the issuance of incentive awards up to 4,600,000 shares of common stock to officers, employees, consultants and directors, less the number of shares subject to issued and outstanding awards under the 2011 Plan that were assumed in the Merger. The 2017 Plan also provides that the number of shares reserved for issuance thereunder will be increased annually on the first day of each year beginning in 2018 by four percent (4%) of the shares of our common stock outstanding on the last day of the immediately preceding year or such smaller increase as determined by our Board of Directors. In March 2020, the Company’s Board of Directors approved a 4% increase adding 1,623,520 shares to the 2017 Plan, which was effective as of January 1, 2020.

Stock Options

The options granted generally vest over 48 months. Under the 2017 Plan, options vest in installments of 25% at the one-year anniversary and thereafter in 36 equal monthly installments beginning on the 1st of the month after the one-year anniversary date, subject to the employee’s continuous service with the Company. In May 2019, the Company issued a special retention grant of options to purchase an aggregate of 2,419,050 shares of common stock which vest in installments of 50% at June 30, 2020 and 50% at June 30, 2021, subject to the employee’s continuous service with the Company. The options generally expire ten years after the date of grant. The fair value of the options at the date of grant is recognized as an expense over the requisite service period. During the three months ended March 31, 2020 and 2019, option awards to purchase an aggregate of 702,000 and 1,820,828 shares of common stock were granted, respectively.

As of March 31, 2020 and December 31, 2019, 3,556,670 and 1,983,093 shares were reserved for issuance under the 2017 Plan, respectively.

The following table summarizes the stock option activity during the three months ended March 31, 2020:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2020	5,335,850	$2.60	6.23	$2,866
Granted	702,000	0.52
Exercised	—	—
Expired/cancelled	(1,265,890)	4.27
Outstanding, March 31, 2020	4,771,960	$1.85	7.21	$20,920
Expected to vest, March 31, 2020	2,897,757	$1.51	9.08	$20,920
Options exercisable, March 31, 2020	1,874,203	$2.39	4.31	—

Aggregate intrinsic value represents the estimated fair value of the Company’s common stock at in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

As of March 31, 2020, there was $2,201,201 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.28 years.

Compensation Expense Summary

The Company recognized the following compensation cost related to employee and non-employee stock-based compensation activity for the periods presented:

	Three Months Ended March 31,
	2020	2019
Research and development	$131,678	$159,331
General and administrative	195,789	462,354
Total	$327,467	$621,685

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Accordingly, the weighted-average fair value of the options granted during the three months ended March 31, 2020 was $0.31 per share. The calculation was based on the following assumptions.

	Three Months Ended March 31,
	2020	2019
Expected term (years)	6.08	5.70
Risk-free interest rate	0.59%	2.49%
Expected volatility	67.33%	65.62%
Expected dividend yield	0%	0%

7. Income Taxes

The Company did not record a current or deferred income tax expense or benefit for the three months ended March 31, 2020 and 2019, due to the Company’s net and comprehensive losses and increases in its deferred tax asset valuation allowance.

8. Net and Comprehensive Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net and comprehensive loss per share attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
	2020	2019
Net and comprehensive loss attributable to common stockholders	$(3,918,663)	$(8,492,825)

Weighted average common shares used in computing net and comprehensive loss per share attributable to common stockholder, basic and diluted	40,588,004	40,588,004

Net and comprehensive loss per share attributable to common stockholder, basic and diluted	$(0.10)	$(0.21)

Holders of non-vested stock-based compensation awards do not have voting rights.

The following weighted average common stock equivalents were excluded from the calculation of basic and diluted net and comprehensive loss per share attributable to common stockholders for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	4,771,960	5,171,960
Warrants to purchase common stock	600,000	317,562

9. Leases

At March 31, 2020, the Company is a party to one property lease in Cincinnati, Ohio under an arrangement which provides the right to use the underlying asset and require lease payments for the lease term. During the fourth quarter of 2019, the Company terminated its leases in Lexington, Massachusetts and Dexter, Michigan; no penalties were incurred related to these terminations. The Cincinnati, Ohio lease agreement obligates the Company to pay real estate taxes, insurance and certain maintenance costs (hereinafter referred to as non-lease components). The Company’s lease arrangement contains a renewal provision of 5 years, exercisable at the Company's option. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

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

The following table presents the lease cost and information related to the right-of-use assets and operating lease liabilities:

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Lease cost
Average rent expense	$28,357	$62,005
Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$29,145	$62,153

The weighted average remaining lease term and discount rate at March 31, 2020 and 2019
Weighted-average remaining lease term - operating leases	1.33	2.53
Weighted-average discount rate - operating leases	13.28%	13.22%

As of March 31, 2020, future payments related to operating leases activities are presented in the table below:

	2020	2021	2022 and Thereafter	Total Lease Payments
Operating leases	$88,635	$69,685	$—	$158,320
Less interest				(12,415)
Present value of lease liabilities				$145,905

10.  Employee Stock Purchase Plan

In March 2017, the Board of Directors adopted and the stockholders approved the Employee Stock Purchase Plan that became effective in April 2017.  On June 20, 2018, the Company’s shareholders approved the Amended and Restated 2017 Employee Stock Purchase Plan ("ESPP") at the Annual Meeting of Shareholders. Pursuant to the terms of the ESPP, the Company will reserve for issuance 300,000 shares of the Company's common stock in the aggregate, plus, on January 1, 2019 and each January 1 thereafter through January 1, 2028, the number of shares of the Company's common stock reserved and available for issuance under the ESPP will be cumulatively increased by the least of (i) one percent of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31; (ii) 350,000 shares; or (iii) such lesser number of shares of the Company’s common stock as determined by the Board of Directors, in each case subject to adjustment in accordance with the terms of the ESPP. In March 2020, the Company’s Board of Directors approved an increase of 350,000 shares to the ESPP, which increase was effective as of January 1, 2020. No shares under the ESPP are outstanding at March 31, 2020 and December 31, 2019.

11.  License Agreement

On June 24, 2018, the Company entered into a license agreement (the “Gossamer License Agreement”) with a wholly-owned subsidiary of Gossamer Bio, Inc., GB004, Inc., (collectively, “Gossamer”), under which the Company granted Gossamer an exclusive, sublicensable license to develop and commercialize AKB-4924 and other structurally related products worldwide, with initial development expected in the indications of induction and maintenance in ulcerative colitis and Crohn’s Disease (collectively “initial indications”). Prior to the execution of the Gossamer License Agreement, AKB-4924 was a pipeline program for the Company that completed a Phase 1a clinical trial in healthy volunteers.

Gossamer is responsible for the development and commercialization of the licensed products, and a joint development committee has been formed to oversee the development and manufacturing activities related to the licensed products. Under the terms of the Gossamer License Agreement, Gossamer is obligated to use its commercially reasonable efforts to develop and commercialize licensed products in the United States, two major European countries and Japan for at least one of the initial indications. The

Gossamer License Agreement includes an exclusivity provision that prohibits the Company from developing, manufacturing or commercializing, and prohibits Gossamer from clinically developing or commercializing certain HIF stabilizing compounds other than as permitted in the Gossamer License Agreement. Pursuant to the terms of the Gossamer License Agreement, Gossamer made an upfront payment to the Company of $20.0 million on June 28, 2018.

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

The Gossamer License Agreement expires on a licensed-product-by-licensed-product and country-by-country basis on the later of fifteen years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country. Either party may terminate the Gossamer License Agreement for an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party. Gossamer may terminate the Gossamer License Agreement in the event Gossamer determines there is a potential safety or efficacy issue with the licensed products. The Company may terminate the Gossamer License Agreement if Gossamer institutes certain actions related to the licensed patents. Under certain termination circumstances, the Company would have worldwide rights to the terminated program.

As of March 31, 2020 and 2019, all development milestones, sales-based milestones and royalty payments within the Gossamer License Agreement are constrained to the point where no transaction price has been allocated to the future milestones or royalty payments.

12.  Restructuring

In April 2019, the Company executed a realignment plan to reduce operating costs and better align its workforce with the needs of its ongoing business and in October 2019, the Company’s Chief Executive Officer and Chief Financial Officer departed from their positions. As a result, the Company recorded employee severance expense of $1.9 million during the year ended December 31, 2019.

Total cash payments against the severance liability was approximately $0.3 million in the three months ended March 31, 2020.  The remaining liability as of March 31, 2020 was approximately $0.5 million and is included in accounts payable and accrued expenses in the condensed consolidated balance sheet. These amounts are expected to be substantially paid in cash by October 31, 2020.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•

the ultimate impact of the current coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole; and

•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in Quarterly Report on Form 10-Q and have filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”) completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Aerpio Pharmaceuticals, Inc. should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q as of and for the period ended March 31, 2020 and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 16, 2020. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as updated by the risk factors contained this Quarterly Report on Form 10-Q and our other filings with the SEC, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Operating Overview

Aerpio Pharmaceuticals, Inc. is a biopharmaceutical company focused on developing compounds that activate Tie2 to treat ocular diseases and diabetic complications.

In March 2019, we announced top line results from our Phase 2b (“TIME-2b”) clinical trial of AKB-9778 for the treatment of non-proliferative diabetic retinopathy.  Although the results did not meet the study’s primary endpoint, the TIME-2b study further supported the reduction of intraocular pressure (“IOP”) seen with subcutaneous AKB-9778 in the previous TIME-2 study. Importantly, IOP is the only identifiable modifiable risk factor for prevention of vision loss in patients with open angle glaucoma (“OAG”) and ocular hypertension (“OHT”). Moreover, recently published mouse and human genetic data implicate the Angpt/Tie2 pathway in maintenance of Schlemm’s canal, a critical component of the conventional outflow tract. The conventional outflow tract is the main conduit for the fluid drainage from the front of the eye and the principle regulator of IOP. Based on these findings, we developed a topical ocular formulation of AKB-9778 and observed in preclinical studies activation of Tie2 in Schlemm’s canal, IOP  reduction via enhanced outflow facility and favorable tolerability.

In June 2019, we initiated a double-masked, multiple-ascending dose Phase 1b clinical trial for OAG  We enrolled four cohorts of 12 subjects each and subjects received increasing daily doses of a topical ocular formulation of AKB-9778 or placebo for seven days. The primary endpoint of the trial was ocular safety and tolerability, with IOP lowering as the key pharmacodynamic endpoint. In October 2019, we announced interim results from our Phase 1b clinical trial. The unmasked interim analysis, limited to the first three cohorts, showed the topical ocular administration of AKB-9778 was well tolerated. Compared to placebo, there was a dose dependent increase in minimal to mild conjunctival hyperemia with AKB-9778, which was transient and generally considered non-adverse, and a time and dose dependent reduction in IOP that, in the highest once daily (“QD”) dose cohort peaked at 4 hours post-dose and was sustained through eight hours on day 7, returning to baseline levels at 24 hours post-dose. Based on these data, a cohort of 43 patients with OHT/OAG (hypertensive eyes) was added to the ongoing study to assess safety and pilot efficacy in the target patient population.

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

Based on the preclinical proof of concept and the results of the Phase 1b trial showing a reduction in IOP in patients with OHT and OAG, we are preparing to further advance the glaucoma program into a Phase 2 clinical trial which we expect to initiate in the third quarter of 2020 with results expected in the first quarter of 2021, subject to potential delays in subject enrollment and study completion due to the COVID-19 pandemic.

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

Gossamer License Agreement

In June 2018, we licensed AKB-4924, a selective stabilizer of hypoxia-inducible factor-1 alpha (“HIF-1 alpha”) to Gossamer Bio, Inc. (“Gossamer”) AKB-4924, (now called GB004), is being developed for the treatment of inflammatory bowel disease (“IBD”). HIF-1 alpha is involved in mucosal wound healing and the reduction of inflammation in the gastrointestinal tract. Gossamer has completed the Phase 1 multiple ascending dose (“MAD”) clinical study and is currently running a Phase 1b clinical study in ulcerative colitis patients.  Gossamer has progressed GB004 during 2019 by completing the Phase 1 study in healthy volunteers and initiating a Phase 1b study in ulcerative colitis patients of 28-day duration.  Gossamer has announced that it expects to report topline results from the Phase 1b study in the second quarter of 2020.  Gossamer is responsible for all remaining development and commercial activities for GB004.

In April 2019, we adopted a realignment plan to reduce operating costs and better align our workforce with the needs of our ongoing business and in October 2019, our Chief Executive Officer and Chief Financial and Business Officer departed from their positions. As a result, we recorded severance expense of $1.9 million during the year ended December 31, 2019 for employee related costs, including severance benefits and payment of healthcare insurance premiums. Additionally, we recorded a one-time stock-based compensation cumulative reversal of $1.1 million during the year ended December 31, 2019 for the forfeitures of outstanding equity awards. The total remaining liability under these severance-related actions was $0.5 million as of March 31, 2020 and we anticipate that such employee related costs will be paid by the end of the fourth quarter of 2020.

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

Except for the Gossamer License Agreement that we entered into with Gossamer in June 2018, our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies. There can be no assurance of future revenues either from future payments related to the Gossamer License Agreement, transition services or from our product candidates. Our product candidates are subject to long development cycles, and there is no assurance we will be able to successfully develop, obtain regulatory approval for, or market our product candidates. As of March 31, 2020, we had an accumulated deficit of $146.2 million and anticipate incurring additional losses for the next several years.

The Company’s inability to obtain required funding in the near future could have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.  Based on the Company’s current cash reserves of $34.6 million at March 31, 2020 and financial condition as of this Quarterly Report on Form 10-Q, we believe our existing cash and cash equivalent will be sufficient to fund currently planned operations through at least the second quarter of 2021.

On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, COVID-19, as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, stay at home orders, travel restrictions, mandated business closures and other public health safety measures. In addition, in response to the spread of COVID-19, we have closed our executive offices with our employees continuing their work outside of our offices. We are closely monitoring the impact of COVID-19 on all aspects of our business, including how it may impact our planned Phase 2 clinical trial for our glaucoma program, expected timelines and costs on an ongoing basis. We do not yet know the full extent of potential delays or the impact on our business, our planned clinical trial, our research programs, healthcare systems or the global economy and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions to contain COVID-19 or treat its impact, among others. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, results of operation and financial condition.

Basis of Presentation

The following discussion highlights the Company’s results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the condensed consolidated balance sheets and the condensed consolidated statements of operation and comprehensive loss presented herein. The following discussion and analysis are based on the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”). You should read the discussion and analysis together with such condensed consolidated financial statements and the related notes thereto.

Components of Statements of Operations and Comprehensive Loss

Operating Expenses

Research and Development

Research and development expenses are expensed as incurred. Research and development expenses consist primarily of (i) employee-related expenses, including salaries, benefits, travel, and stock-based compensation expense, (ii) external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CRO’s”) and consultants, (iii) the cost of acquiring, developing, and manufacturing clinical study materials, and (iv) costs associated with preclinical, clinical and regulatory activities.

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

Results of Operations

The following table presents the results of operations for the periods presented:

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$1,829,042	$5,586,251
General and administrative	2,285,891	3,255,042
Total operating expenses	4,114,933	8,841,293
Loss from operations	(4,114,933)	(8,841,293)
Grant income	79,900	15,348
Interest income	116,370	333,120
Total other income	196,270	348,468
Net and comprehensive loss	$(3,918,663)	$(8,492,825)

Comparison of the Three Months Ended March 31, 2020 and 2019

 Operating Expenses

	Three Months Ended March 31,
	2020	2019
Research and development	$1,829,042	$5,586,251
General and administrative	2,285,891	3,255,042
Total operating expenses	$4,114,933	$8,841,293

Research and Development

Research and development expenses for the three months ended March 31, 2020 decreased approximately $3.8 million or 67.3%, compared to the three months ended March 31, 2019. This was the result of decreased spending on AKB-9778, offset by spending related to the Glaucoma Phase 1b clinical trial, which commenced during the second quarter of 2019.

General and Administrative

General and administrative expenses for the three months ended March 31, 2020, decreased approximately $1.0 million, or 29.8%, compared to the three months ended March 31, 2019. This decrease was primarily attributable to a decrease in employee related expenses of $0.3 million, legal expenses of $0.2 million, stock-based compensation of $0.3 million and general office expenses of $0.2 million.

Other Income

	Three Months Ended March 31,
	2020	2019
Grant income	$79,900	$15,348
Interest income	116,370	333,120
Total other income	$196,270	$348,468

Grant Income

Grant income is recognized as earned based on contract work performed. Grant income amounts can vary greatly from period to period depending on the funding and needs of the party for whom we perform the requested services.

Interest Income

Interest income in the three months ended March 31, 2020 and 2019, reflects interest earned on short term money market instruments. The net proceeds from our underwritten public offering in June 2018 and upfront payment received in conjunction with the execution of the Gossamer License Agreement in June 2018, less cash used in operations, were available for investment. The decrease in interest income was due to lower cash balances at March 31, 2020, compared to the prior year.

Liquidity and Capital Resources

Since inception, we have incurred significant net and comprehensive losses and negative cash flows from operations. For the three months ended March 31, 2020 and 2019, we had net and comprehensive loss of $3.9 million and $8.5 million, respectively. At March 31, 2020 and December 31, 2019, we had an accumulated deficit of $146.2 million and $142.2 million, respectively.

At March 31, 2020, we had cash and cash equivalents of $34.6 million. To date, we have financed our operations principally through private and public offerings of our equity securities, private placements of our redeemable convertible preferred stock, common stock, issuances of secured convertible promissory notes and proceeds from the Gossamer License Agreement.  Based on our current plans, we expect that our existing cash and cash equivalents, will enable us to conduct our planned operations through at least the second quarter of 2021.

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

As of March 31, 2020, no shares of common stock had been sold under this Sales Agreement.

In October 2019, we announced the engagement of Evercore, Ladenburg Thalmann & Co. Inc. and Duane Nash, M.D., J.D., M.B.A. to explore a range of strategic alternatives focused on maximizing stockholder value from our clinical assets and cash resources. Such alternatives may include the potential for an acquisition, company sale, merger, business combination, asset sale, in-license, out-license or other strategic transaction. The Company continues to explore strategic alternatives; however, there can be no assurance that the exploration of strategic alternatives will result in any transaction or other alternative.

We could potentially use our available financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future operation liquidity. We continuously evaluate our needs for additional capital and consider opportunities on an ongoing basis, including capital from many different sources including equity capital, strategic alliances, business development debt, collaborations and business combinations. Adequate additional funding may not be available to us on acceptable terms or at all. Market volatility resulting from COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. In addition, although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(3,939,826)	$(9,078,195)
Net cash used in investing activities	—	(113,283)
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	$(3,939,826)	$(9,191,478)

Operating Activities

We have historically experienced negative cash outflows as we developed AKB-9778, ARP-1536 and AKB-4924. Our net cash used in operating activities primarily results from our net loss adjusted for non-cash expenses, changes in working capital components, amounts due to contract research organizations to conduct our clinical programs and employee-related expenditures for research and development and general and administrative activities. Our cash flows from operating activities will continue to be affected by spending to advance and support our product candidates in the clinic and other operating and general administrative activities.

For the three months ended March 31, 2020, operating activities used $3.9 million in cash as result of $0.4 million of decrease in working capital and a net loss of approximately $3.9 million, offset by $0.4 million in non-cash expenses related to stock-based compensation and depreciation expense. For the three months ended March 31, 2019, operating activities used $9.1 million in cash as a result of $1.2 million of decrease in working capital and a net loss of $8.5 million, offset by $0.6 million in non-cash expenses that consisted of stock-based compensation expense and depreciation expense.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2018 was related to capital expenditures to support operations.  There were no investing cash flows in 2020.

Financing Activities

There were no financing cash flows during the three months ended March 31, 2020 and 2019.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business during the period covered by this Quarterly Report on Form 10-Q from the contractual obligations and commitments as of December 31, 2019 as described in our Annual Report on Form 10-K filed with the SEC on March 16, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

For further information on all our significant accounting policies, see the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 16, 2020.

JOBS Act Accounting Election

We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not emerging growth companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, we are not currently involved in any material legal proceedings. However, from time to time, we could be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC should be carefully considered. The risks and uncertainties described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 17 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors.  If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred net and comprehensive losses each year since our inception, with the exception of the three months ended September 30, 2018 as a result of the upfront Gossamer payment discussed above. For the three months ended March 31, 2020, we incurred net and comprehensive loss of $3.9 million, compared to net and comprehensive loss of $8.5 million for the three months ended March 31, 2019.  As of March 31, 2020, we had an accumulated deficit of $146.2 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will likely increase significantly if and as we:

•

advance a topical drop formulation of AKB-9778 for the treatment of open angle glaucoma and ocular hypertension, including as we plan to advance into a Phase 2 clinical trial of this product candidate;

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

The net and comprehensive losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

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

As of March 31, 2020, our cash and cash equivalents were $34.6 million. We believe that we will continue to expend substantial resources for the foreseeable future developing AKB-9778 for the indications that we are pursuing, such as OAG and ocular hypertension. Additionally, we expect to expend substantial resources to further develop ARP-1536. We may also expend substantial resources to develop any other product candidates that we may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•

the rate of progress, results and cost of commencing our planned Phase 2 program of AKB-9778 for open angle glaucoma and ocular hypertension and our operating costs incurred as we conduct these trials, including any unforeseen costs we may incur as a result of clinical trial delays due to the COVID-19 pandemic or other causes;

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

Based on our current operating plan, and absent any future financings or strategic partnerships, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditure requirements through at least the second quarter of 2021. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for AKB-9778, ARP-1536 or any other product candidates that we develop or acquire, or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

We rely on our lead product candidate, AKB-9778, and our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of that product candidate, which may never occur. In March 2019, we announced top line results of the Phase 2b clinical trial for AKB-9778 in the treatment of non-proliferative diabetic retinopathy. While we believed AKB-9778 had the potential to slow down or possibly reverse retinal vascular changes caused by diabetes, the subcutaneous administration of AKB-9778 twice daily did not meet the study’s primary endpoint of the percentage of patients with an improvement of two or more steps in diabetic retinopathy severity score (DRSS) in the study eye, compared to placebo.  In June 2019, we initiated a Phase 1b clinical trial for our lead product candidate, AKB-9778, for a topical drop formulation to treat open angle glaucoma and ocular hypertension. In October 2019, we announced interim results from its Phase 1b clinical trial. The unmasked interim analysis, limited to the first three cohorts, shows the topical ocular administration of AKB-9778 was well tolerated.  Compared to placebo, there was a dose dependent increase in minimal to mild conjunctival hyperemia with AKB-9778, which was transient and generally considered non-adverse, and a time and dose dependent reduction IOP that, in the highest QD dose cohort peaked at 4 hours post-dose and was sustained through eight hours on day 7, returning to baseline levels at 24 hours post-dose. Based on these data, a cohort of up to 36 patients with OHT/OAG (hypertensive eyes) was added to the ongoing study to assess safety and pilot efficacy in the target patient population, and results were announced in January 2020. These results showed statistically significant decreases in IOP on Day 1 and Day 7 compared to prostaglandin alone. When compared to placebo, AKB-9778 plus prostaglandin produced a statistically significant decrease in IOP versus prostaglandin alone on Day 7. Topical ocular administration of AKB-9778 was well-tolerated over seven days, with 21.9% of subjects experiencing hyperemia compared with 9.1% of subjects in the prostaglandin alone arm. Based on the preclinical proof of concept and the results of the Phase 1b trial showing a reduction in IOP in patients with OHT and OAG, we are planning to further advance the glaucoma program into a Phase 2 clinical trial.  We expect to initiate our Phase 2 clinical trial in the third quarter of 2020 with results expected in the first quarter of 2021, subject to potential delays in subject enrollment and study completion due to the COVID-19 pandemic.

We currently have no products for sale, generate no revenues from sales of any drugs, and may never be able to develop marketable products. AKB-9778 will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence its commercialization. We are currently evaluating development options for ARP-1536, which is our other product candidate that we are developing internally. None of our product candidates has advanced into a pivotal trial, and it may be years before such a trial is initiated, if ever. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that any drug candidate is safe and effective and any biological product candidate is safe, pure, and potent for use in each target indication. This process can take many years. Of the large number of drugs in development in the United States, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize AKB-9778.

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

The current pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases could seriously harm our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the U.S. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue.

The extent to which COVID-19 may impact our preclinical studies or clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat COVID-19. The continued spread of COVID-19 globally could adversely impact our preclinical studies or clinical trial operations in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our current product candidates and any future product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our current product candidate and any future product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Further, the COVID-19 outbreak may delay enrollment in our clinical trials due to diversion or prioritization of trial site resources away from the conduct of clinical trials and toward the COVID-19 pandemic. Key clinical trial activities, such as site monitoring, may be interrupted due to restrictions in travel, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results. The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our current product candidates and any future product candidates. In addition, we may take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

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

We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could encounter delays if a clinical trial is suspended or terminated by us, by the relevant IRBs at the sites at which such trials are being conducted, by the Data Safety Monitoring Board (“DSMB”) for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination, including a clinical hold, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects including those experienced by other product candidates in the same class as our product candidates, changes in laws or regulations, or lack of adequate funding to continue the clinical trial. Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We rely on third party CROs and other third parties to assist in managing, monitoring and otherwise carrying out our clinical trials. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators to conduct our clinical trials in the future, including our planned Phase 2 clinical trial for AKB-9778. We compete with many other companies for the resources of these third parties. The third parties on whom we rely may terminate their engagements with us at any time, and having to enter into alternative arrangements would delay development and commercialization of our product candidates.

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

Further, if these third parties experience disruptions due to the COVID-19 pandemic and government measures taken in response to the COVID-19 pandemic, it may adversely affect our ability to initiate and complete our preclinical studies and clinical trials.

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

We do not have any manufacturing facilities and do not expect to independently conduct our product candidate manufacturing for research and preclinical and clinical testing. We currently rely, and expect to rely, on third parties to manufacture and supply drug products for our AKB-9778 clinical trials, and we expect to continue to rely on third parties for the manufacture of clinical and, if necessary, commercial quantities of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects.

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

Moreover, our reliance on third parties may be exploited by a third party with knowledge of our Company, including knowledge of our Company strategies, intellectual property, research programs, trade secrets, and scientific discovery including, for example, drug targets, pharmaceutically active ingredients, dosing regimens and mechanisms of action. A third party may start a competing company or may join a competing company. If a third party with whom we have an agreement does become a competitor, this may lead to questions of intellectual property ownership, ownership of physical assets, inventorship and breach of contracts in place with the third party. If we seek to resolve this issue by a law suit, then we expect counter claims that may jeopardize the validity and enforceability of our patents. The third parties with whom we collaborate also may have business or legal conflicts of interest. These conflicts of interest can lead to litigation or impact the ability of the third party to fulfill their obligations to us.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. Additionally, we may be required to enter into contracts with third-party payors to obtain favorable formulary status. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicate determinations. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. Even if we obtain coverage for our product candidates, third-party payors may not establish adequate reimbursement amounts, which may reduce the demand for, or the price of, our products. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize certain of our products. In addition, in the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our product candidates even if there is adequate coverage and reimbursement from third party payors.

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

In addition, the ACA was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The ACA, among other things, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologic products, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (as of January 1, 2019 pursuant to subsequent legislation) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, these reductions are suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. As the legislation currently stands, the reductions will go back into effect January 2021 and will remain in effect through 2030 unless additional Congressional action is taken.

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One such Executive Order directed federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision was appealed to the U.S. Supreme Court, which on April 27, 2020, reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula.  It is not clear what effect this result will have on our business, but we will continue to monitor any developments.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2030, with the cuts temporarily paused (as of May 1, 2020) for the remainder of calendar year 2020. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, including eliminating a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. In March 2020, the U.S. Supreme Court agreed to hear this case, with arguments likely to take place later this year. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

Undesirable side effects caused by our product candidates or even competing products in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential products liability claims. Serious adverse events deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole. The most common drug-related adverse events to date in the clinical trials evaluating the safety and tolerability of subcutaneous AKB-9778 have been dizziness and asymptomatic decreases in blood pressure, and these adverse events may occur in future development by this route of administration. The most common adverse event seen in the Phase 1b clinical trial evaluating the safety and tolerability of topical ocular AKB-9778 was mild conjunctival hyperemia. Our understanding of the relationship between AKB-9778 and these events, as well as our understanding of adverse events in future clinical trials of other product candidates, may change as we gather more information, and additional unexpected adverse events may be observed.

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

We could be an emerging growth company for up to five years following the date of completion of our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion (as may be inflation-adjusted by the SEC from time to time) or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.07 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million as of June 30 in any given year (or $700 million if we had less than $100 million in revenues), which would allow us to take advantage of many of the same exemptions from disclosure requirements, including exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

The market price of our common stock is likely to be volatile. Since our common stock became listed on Nasdaq Capital Market on June 26, 2018, the trading price of our common stock has ranged from $0.42 to $4.35 per share.  The market price of our common stock may continue to fluctuate substantially due to a variety of factors, including market perception of our ability to meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and could have the same effect on our common stock. The market price of shares of our common stock may continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

There can be no assurances that we will be able to maintain our Nasdaq Capital Market listing in the future. On July 24, 2019, we were notified by Nasdaq Stock Market, LLC (“Nasdaq”) that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that we had 180 calendar days, or until January 20, 2020 (the “Initial Compliance Date”), to regain compliance with Nasdaq Listing Rule 5550(a)(2), and allowed us to apply for an extension for an additional 180 calendar days, or until July 18, 2020, if we meet the Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period. The Company did not regain compliance with Nasdaq Listing Rule 5550(a)(2) by the Initial Compliance Date, and as a result, the Company applied for an extension of the cure period. On January 21, 2020, we received a written notice from Nasdaq that the Company had been granted an additional 180 calendar days, or until July 20, 2020, to regain compliance with the minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. On April 17, 2020, we received written notice from Nasdaq that it had filed an immediately effective rule change with the Securities and Exchange Commission on April 16, 2020 to toll the compliance periods for bid price and market value of publicly held shares requirements (collectively, the “Price-based Requirements”) through June 30, 2020. As a result, upon reinstatement of the Price-based Requirements, we will have 94 calendar days from July 1, 2020, or until October 2, 2020, to regain compliance with the minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If we fail to regain compliance during this second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a hearings panel. For our 2020 annual meeting of stockholders in June 2020, we have included a proposal for a reverse split of our common stock at a ratio to be determined by our board of directors of between 1:15 and 1:25. This proposed reverse split is intended to increase the trading price of our common stock on the Nasdaq Capital Market in order to regain compliance with its minimum bid price requirement. However, there can be no assurance that our stockholders will approve such a proposal or, even if a reverse split is implemented, there can be no assurance that we will in the future maintain compliance with the minimum bid price requirement or any other continued listing requirements of The Nasdaq Capital Market.

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

As of March 31, 2020, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 45.0% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the Board of Directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

In addition, in order to comply with the requirements of being a public company, we may need to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports under the Exchange Act , is accumulated and communicated to our principal executive and financial officers. Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations. In the event we are not able to demonstrate compliance with the Sarbanes-Oxley Act, our internal control over financial reporting is perceived as inadequate, or we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our ordinary shares could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain our listing on a national securities exchange.

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

Changes in tax law may adversely affect us or our investors.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

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
**

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERPIO PHARMACEUTICALS, INC.

Date: May 7, 2020	By:	/s/ Joseph Gardner, Ph.D.
Joseph Gardner, Ph.D.
President (Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Regina Marek
Regina Marek
Vice President Finance (Principal Financial and Principal Accounting Officer)