Form 10-Q
period 2020-06-30
Aerpio Pharmaceuticals, Inc.
filed 2020-08-12
CIK 1422142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, the registrant had 42,068,004 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,864,284	$38,524,536
Prepaid research and development contracts	307,400	311,154
Other current assets	263,081	734,785
Total current assets	45,434,765	39,570,475

Furniture and equipment, net	146,216	164,187
Operating lease right-of-use assets, net	114,714	162,124
Deposits	20,000	40,000
Total assets	$45,715,695	$39,936,786

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,994,228	$3,231,450
Current portion of operating lease liability	111,053	102,555
Total current liabilities	3,105,281	3,334,005
Operating lease liability, net of current portion	9,955	67,438
Total liabilities	3,115,236	3,401,443
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 300,000,000 shares authorized and 40,588,004 shares issued and outstanding at June 30, 2020 and December 31, 2019.	4,059	4,059
Additional paid-in capital	179,474,553	178,766,806
Accumulated deficit	(136,878,153)	(142,235,522)
Total stockholders’ equity	42,600,459	36,535,343
Total liabilities and stockholders’ equity	$45,715,695	$39,936,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
License revenue	$15,000,000	$—	$15,000,000	$—
Operating expenses
Research and development	3,548,572	2,264,255	5,377,614	7,850,506
General and administrative	2,195,515	2,799,570	4,481,406	6,054,612
Restructuring expense	—	915,094	—	915,094
Total operating expenses	5,744,087	5,978,919	9,859,020	14,820,212
Income (loss) from operations	9,255,913	(5,978,919)	5,140,980	(14,820,212)
Grant income	—	4,924	79,900	20,272
Interest income	20,119	290,379	136,489	623,499
Total other income	20,119	295,303	216,389	643,771
Net and comprehensive income (loss)	$9,276,032	$(5,683,616)	$5,357,369	$(14,176,441)

Net and comprehensive income (loss) per share
Basic and diluted	$0.23	$(0.14)	$0.13	$(0.35)
Weighted average number of common shares used in computing net and comprehensive income (loss) per share
Basic	40,588,004	40,588,004	40,588,004	40,588,004
Diluted	40,905,288	40,588,004	40,747,960	40,588,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

	For the Three and Six Months Ended June 30, 2020 (unaudited)
	Stockholders' Equity
	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2020	40,588,004	$4,059	$178,766,806	$(142,235,522)	$36,535,343
Issuance of warrants	—	—	62,347	—	62,347
Stock-based compensation expense	—	—	327,467	—	327,467
Net and comprehensive loss	—	—	—	(3,918,663)	(3,918,663)
Balance at March 31, 2020	40,588,004	$4,059	$179,156,620	$(146,154,185)	$33,006,494
Issuance of warrants	—	—	9,592	—	9,592
Stock-based compensation expense	—	—	308,341	—	308,341
Net and comprehensive income	—	—	—	9,276,032	9,276,032
Balance at June 30, 2020	40,588,004	$4,059	$179,474,553	$(136,878,153)	$42,600,459

	For the Three and Six Months Ended June 30, 2019 (unaudited)
	Stockholders' Equity
	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2019	40,588,004	$4,059	$177,621,807	$(118,959,291)	$58,666,575
Cumulative effect of change in accounting principle	—	—	5,717	(5,717)	—
Stock-based compensation expense	—	—	621,685	—	621,685
Net and comprehensive loss	—	—	—	(8,492,825)	(8,492,825)
Balance at March 31, 2019	40,588,004	$4,059	$178,249,209	$(127,457,833)	$50,795,435
Stock-based compensation expense	—	—	604,661	—	604,661
Net and comprehensive loss	—	—	—	(5,683,616)	(5,683,616)
Balance at June 30, 2019	40,588,004	$4,059	$178,853,870	$(133,141,449)	$45,716,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2020	2019
Operating activities:	(unaudited)
Net and comprehensive income (loss)	$5,357,369	$(14,176,441)
Adjustments to reconcile net and comprehensive income (loss) to net cash provided by (used in) operating activities:
Depreciation	30,169	33,503
Stock-based compensation	635,808	1,226,346
Consulting expense related to warrants	71,939	—
Changes in operating assets and liabilities:
Prepaid research and development contracts	3,754	386,344
Other current assets	491,704	351,376
Accounts payable and other current liabilities	(238,797)	(2,045,456)
Net cash provided by (used in) operating activities	6,351,946	(14,224,328)
Investing activities:
Purchase of furniture and equipment	(12,198)	(232,672)
Net cash used in investing activities	(12,198)	(232,672)
Net increase (decrease) in cash and cash equivalents	6,339,748	(14,457,000)
Cash and cash equivalents at beginning of year	38,524,536	62,614,010
Cash and cash equivalents, six months ended	$44,864,284	$48,157,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Organization and Operations

Aerpio Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on developing compounds that activate Tie2 to treat ocular diseases and diabetic complications, as well as other indications in which the Company believes that activation of Tie2 may have therapeutic potential, including acute respiratory distress syndrome (“ARDS”) associated with COVID-19 infections. The Company was incorporated as Zeta Acquisition Corp. II (“Zeta”) in the State of Delaware on November 16, 2007.  Zeta was a “shell company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

The Company’s pipeline includes the following programs:

Glaucoma: Based on the preclinical proof of concept and the results of the Phase 1b trial showing a reduction in intraocular pressure (“IOP”) in patients with ocular hypertension  (“OHT”) and open angle glaucoma (“OAG”), the Company initiated a Phase 2 clinical trial in June 2020 designed to evaluate the safety and efficacy of a topical formulation of razuprotafib (AKB-9778) in approximately 195 patients followed over a 28-day period. Patients enrolled in the trial will be administered a baseline of latanoprost ophthalmic solution 0.005%, and then randomized in a 1:1:1 fashion to receive adjunctive therapy consisting of placebo, 40 mg/ml razuprotafib once-daily, or 40 mg/ml razuprotafib twice-daily. The primary endpoint of the study is mean diurnal IOP at 28 days in the razuprotafib treated groups compared to the latanoprost monotherapy group. The Company expects to have results in the fourth quarter of 2020, subject to potential delays in subject enrollment and study completion, including due to delays arising from the ongoing COVID-19 pandemic.

Acute Respiratory Distress Syndrome (“ARDS”): Based on results in preclinical studies and observations in patients in the TIME-2 and TIME-2b trials, the Company believes that a vascular endothelial receptor, Tie2, may play a pivotal role in the defense against microvascular breach in ARDS. The Company hypothesizes that razuprotafib,  the Company’s lead Tie2 activator, may have therapeutic potential for the treatment of COVID-19 associated ARDS. In May 2020, the Company was selected by Quantum Leap Healthcare Collaborative to participate in the I-SPY COVID-19 Trial (Investigation of Serial studies to Predict Your COVID Therapeutic Response with biomarker Integration and Adaptive Learning) to evaluate razuprotafib for the treatment of COVID-19 related ARDS in adult patients with critical COVID-19. The Company expects the trial to be initiated during the third quarter of 2020 with trial updates anticipated in the first half of 2021, subject to potential delays in subject enrollment and study completion, including due to delays arising from the ongoing COVID-19 pandemic.

Diabetic Kidney Disease: In two consecutive trials, TIME-2 and TIME-2b, subcutaneous razuprotafib (AKB-9778) showed reduction in Urine Albumin-Creatinine Ratio (“UACR”), a measure of progression of diabetic kidney disease. The Company believes that systemic treatment with razuprotafib could have the potential to change the treatment paradigm for diabetics in the future and potentially address a major societal problem by lowering the cost of care associated generally with diabetes.

ARP-1536: The humanized monoclonal antibody, ARP-1536, directed at the same target as subcutaneous razuprotafib (AKB-9778), is in preclinical development. The Company is evaluating development options for ARP-1536, including subcutaneous injection for the treatment of diabetic vascular complications, e.g., diabetic nephropathy and intravitreal injection as an adjunctive therapy for diabetic macular edema.

The Company is also developing a bispecific antibody that binds both VEGF and VE-PTP which is designed to inhibit VEGF activation and activate Tie2. The Company believes this bispecific antibody has the potential to be an improved treatment for wet aged-related macular degeneration (“AMD”) and diabetic macular edema via intravitreal injection.

In June 2018, the Company licensed AKB-4924 (now GB004), a selective stabilizer of hypoxia-inducible factor-1 alpha (“HIF-1 alpha”) to a wholly-owned subsidiary of Gossamer Bio, Inc., GB004, Inc. (collectively “Gossamer”), which is being developed for the treatment of inflammatory bowel disease (“IBD”). HIF-1 alpha is involved in mucosal wound healing and the reduction of inflammation in the gastrointestinal tract. Gossamer completed the Phase 1b clinical study in ulcerative colitis patients and reported results during the second quarter of 2020. Gossamer has reported that it is planning for the commencement of its Phase 2 program for GB004 in the first half of 2021, subject to potential delays in subject enrollment and study completion, including due to delays arising from the ongoing COVID-19 pandemic.

In May 2020, the Company received a one-time payment of $15.0 million pursuant to an amendment to its license agreement with Gossamer resulting in a reduction in future potential milestone payments and tiered royalty rates over the life of the Agreement. Gossamer is responsible for all remaining development and commercial activities for GB004.

The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its technology, identifying potential product candidates and undertaking preclinical and clinical studies. The Company’s revenue has been primarily limited to license revenue from Gossamer described in Note 11. The Company’s product candidates are subject to long development cycles and there is no assurance the Company will be able to successfully develop, obtain regulatory approval for, or market its product candidates.

The Company is subject to a number of risks similar to other life science companies in the current stage of its life cycle including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of any of the Company’s pipeline products that are approved, and protection of proprietary technology. If the Company does not successfully commercialize any of its pipeline products or mitigate any of these other risks, it will be unable to generate revenue or achieve profitability.

Excluding the one-time payments from Gossamer, the Company incurred losses from operations and had negative cash flows from operating activities for the six months ended June 30, 2020 and 2019 (and since inception). The Company’s current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities given ongoing expenditures related to the completion of its ongoing clinical trials and the Company’s lack of product revenue generating activities.  However, the Company believes it has the ability to control its current operating plan and that existing cash and cash equivalents of approximately $44.9 million at June 30, 2020 will be sufficient to allow the Company to fund its current operating plan through at least the fourth quarter of 2021.

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

COVID-19 has resulted, and will likely continue to result, in significant governmental measures being implemented to control the spread of the virus through quarantines, travel restrictions, heightened border security and other measures. While the Company cannot predict the scope and severity, these developments and measures could materially and adversely affect its business, including its planned Phase 2 clinical trials for the glaucoma and ARDS programs, results of operations and financial condition. In addition, in response to the continuing spread of COVID-19, the Company has kept its executive offices closed with its employees continuing their work outside of the office. The Company is closely monitoring the impact of COVID-19 on all aspects of its business and is taking steps to minimize the impact on its business. However, the extent to which COVID-19 ultimately impacts the Company’s business, results of operations or financial condition will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, new information that may emerge concerning the severity of COVID-19 and the effectiveness of actions taken to contain the pandemic or treat its impact, among others. While states and jurisdictions have started to rollback stay-at-home and quarantine orders, it is difficult to predict what the lasting impact of the pandemic will be, and if the Company or any of the third parties with whom it engages were to experience additional shutdowns or other prolonged business disruptions, the Company’s ability to conduct its business in the manner and on the timelines presently planned could have a material adverse impact on the Company’s business, results of operation and financial condition.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Securities and Exchange Commission (“SEC”) regulations and include all of the information and disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) for interim financial reporting, and, in the opinion of management include all adjustments necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows for each period presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). All adjustments are of a normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The Company’s condensed consolidated financial statements are stated in U.S. Dollars.

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

The Company’s results can also be affected by economic conditions, global health concerns, such as COVID-19, and political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, and changes in the prices of research studies, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand and $100,000 invested in short-term certificates of deposits with original maturities of three months or less at the time of purchase. At June 30, 2020 and December 31, 2019, the Company’s cash equivalents are primarily in money market funds. The Company maintains balances with its banks in excess of federally insured limits.

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

License Fees: If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from nonrefundable, upfront (or one-time) license fees based on the relative value prescribed to the license compared to the total value of the arrangement. The revenue is recognized when the cash is received or when the license is transferred to the collaborator and the collaborator is able to use and benefit from the license. For licenses that are not distinct from other obligations identified in the arrangement, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, the Company applies an appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, license fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of June 30, 2020 and December 31, 2019, the Company does not have any uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions, if any exist, in income tax expense.

Net and Comprehensive Income (Loss) per Share Attributable to Common Stockholders

The Company’s basic net and comprehensive income (loss) per share attributable to common stockholders is calculated by dividing the net and comprehensive income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted net and comprehensive income (loss) per share attributable to common stockholders is computed by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated statements of operations and comprehensive income (loss) based on their fair values. All the Company’s stock-based awards are subject only to service-based vesting conditions. The Company estimates the fair value of its stock-based awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate, and (d) expected dividends.

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

To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers within the fair value hierarchy during the six months ended June 30, 2020 or 2019. The assets of the Company measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2020
Assets:
Cash and cash equivalents	$44,864,284	$—	$—	$44,864,284
Total assets	$44,864,284	$—	$—	$44,864,284
December 31, 2019
Assets:
Cash and cash equivalents	$38,524,536	$—	$—	$38,524,536
Total assets	$38,524,536	$—	$—	$38,524,536

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are the only financial instruments that potentially subject the Company to concentrations of credit risk. At June 30, 2020 and December 31, 2019, the Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	June 30,	December 31,
	2020	2019
Accrued retention bonus	$918,944	$521,859
Accounts payable	622,658	439,785
Accrued project costs	389,854	382,131
Professional fees	355,602	346,999
Accrued bonus	318,591	689,830
Restructuring accrual (see Note 12)	278,846	793,913
Accrued vacation	79,820	43,470
Other	29,913	13,463
Total accounts payable and accrued expenses	$2,994,228	$3,231,450

4. Common Stock

As of June 30, 2020 and December 31, 2019, the Company had 300,000,000 shares of authorized common stock with par value of $0.0001 per share.

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

Warrants to Purchase Common Stock

At June 30, 2020 and December 31, 2019, the Company had warrants outstanding for the purchase of 600,000 and 917,562 shares, respectively, of the Company’s common stock. In October 2019, the Company issued warrants for the purchase of 600,000 shares of the Company’s common stock at an exercise price of $0.486 per share in connection with the hiring of a strategic advisor consultant for a six-month period. These warrants vested in equal monthly installments over a six-month period beginning October 14, 2019 and expire on October 24, 2024. At the date of grant the fair value of these awards were determined using a Black-Scholes Merton pricing model. Included at December 31,2019, are warrants for the purchase of 317,562 shares of the Company’s common stock at an exercise price of $5.00 per share that were issued in connection with the 2017 Offering and have a three-year term. The 317,562 warrants expired on March 15, 2020, and none were exercised or settled as the fair value of the Company’s common stock was below the exercise price.

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

5. Preferred Stock

As of June 30, 2020 and December 31, 2019, the Company had 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital. No preferred stock was issued and outstanding at June 30, 2020 and December 31, 2019.

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

Stock Options

The options granted generally vest over 48 months. Under the 2017 Plan, options vest in installments of 25% at the one-year anniversary and thereafter in 36 equal monthly installments beginning on the 1st of the month after the one-year anniversary date, subject to the employee’s continuous service with the Company. In May 2019, the Company issued a special retention grant of options to purchase an aggregate of 2,419,050 shares of common stock which vest in installments of 50% at June 30, 2020 and 50% at June 30, 2021, subject to the employee’s continuous service with the Company. The options generally expire ten years after the date of grant. The fair value of the options at the date of grant is recognized as an expense over the requisite service period. During the three months ended June 30, 2020 and 2019, option awards to purchase an aggregate of 260,720 and 2,801,600 shares of common stock were granted, respectively, and option awards to purchase an aggregate of 962,720 and 4,622,428 shares of common stock were granted in the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 and December 31, 2019, 3,570,705 and 1,983,093 shares were reserved for issuance under the 2017 Plan, respectively.

The following table summarizes the stock option activity during the six months ended June 30, 2020:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2020	5,335,850	$2.60	6.23	$2,866
Granted	962,720	0.71
Exercised	—	—
Expired/cancelled	(1,452,470)	4.01
Outstanding, June 30, 2020	4,846,100	$1.80	7.39	$1,014,874
Expected to vest, June 30, 2020	2,295,314	$1.56	8.98	$678,430
Options exercisable, June 30, 2020	2,550,786	$2.02	5.97	$336,444

Aggregate intrinsic value represents the estimated fair value of the Company’s common stock at in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

As of June 30, 2020, there was $2,108,948 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.98 years.

Compensation Expense Summary

The Company recognized the following compensation cost related to stock-based compensation activity for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$176,110	$73,463	$371,899	$232,794
General and administrative	132,231	531,198	263,909	993,552
Total	$308,341	$604,661	$635,808	$1,226,346

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Accordingly, the weighted-average fair value of the options granted during the three and six months ended June 30, 2020 was $0.76 and $0.43 per share, respectively. The calculation was based on the following assumptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected term (years)	5.50	5.82	5.92	5.77
Risk-free interest rate	0.38%	2.21%	0.53%	2.32%
Expected volatility	74.82%	65.97%	69.36%	65.83%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

7. Income Taxes

The Company did not record a current or deferred income tax expense or benefit for the three and six months ended June 30, 2020 and 2019, due to the Company’s net and comprehensive income (loss) and increases in its deferred tax asset valuation allowance.

8. Net and Comprehensive Income (Loss) per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net and comprehensive income (loss) per share (“EPS”) attributable to common stockholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net and comprehensive income (loss) per share	$9,276,032	$(5,683,616)	$5,357,369	$(14,176,441)
Denominator:
Weighted average common shares used in computing EPS
Basic	40,588,004	40,588,004	40,588,004	40,588,004
Diluted	40,905,288	40,588,004	40,747,960	40,588,004

Basic and diluted EPS	$0.23	$(0.14)	$0.13	$(0.35)

Holders of non-vested stock-based compensation awards do not have voting rights.

The following weighted average common stock equivalents were excluded from the calculation of basic and diluted net and comprehensive income (loss) per share for the periods presented because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2020	2019
Options to purchase common stock	4,846,100	6,771,807
Warrants to purchase common stock	600,000	317,562

9. Leases

At June 30, 2020, the Company is a party to one property lease in Cincinnati, Ohio under an arrangement which provides the right to use the underlying asset and require lease payments for the lease term. During the fourth quarter of 2019, the Company terminated its leases in Lexington, Massachusetts and Dexter, Michigan; no penalties were incurred related to these terminations. The Cincinnati, Ohio lease agreement obligates the Company to pay real estate taxes, insurance and certain maintenance costs (hereinafter referred to as non-lease components). The Company’s lease arrangement contains a renewal provision of 5 years, exercisable at the Company's option. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

Operating lease assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at lease commencement date. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and are recorded in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

The following table presents the lease cost and information related to the right-of-use assets and operating lease liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease cost
Average rent expense	$28,357	$62,085	$56,715	$124,140

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$29,145	$62,154	$58,290	$124,308

The weighted average remaining lease term and discount rate at June 30, 2020
Weighted-average remaining lease term - operating leases			1.08
Weighted-average discount rate - operating leases			13.28%

As of June 30, 2020, future payments related to operating leases activities are presented in the table below:

	2020	2021	2022 and Thereafter	Total Lease Payments
Operating leases	$59,490	$69,685	$—	$129,175
Less interest				(8,167)
Present value of lease liabilities				$121,008

10.  Employee Stock Purchase Plan

In March 2017, the Board of Directors adopted and the stockholders approved the Employee Stock Purchase Plan that became effective in April 2017.  On June 20, 2018, the Company’s shareholders approved the Amended and Restated 2017 Employee Stock Purchase Plan (“ESPP”) at the Annual Meeting of Shareholders. Pursuant to the terms of the ESPP, the Company will reserve for issuance 300,000 shares of the Company's common stock in the aggregate, plus, on January 1, 2019 and each January 1 thereafter through January 1, 2028, the number of shares of the Company's common stock reserved and available for issuance under the ESPP will be cumulatively increased by the least of (i) one percent of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31; (ii) 350,000 shares; or (iii) such lesser number of shares of the Company’s common stock as determined by the Board of Directors, in each case subject to adjustment in accordance with the terms of the ESPP. In March 2020, the Company’s Board of Directors approved an increase of 350,000 shares to the ESPP, which increase was effective as of January 1, 2020. No shares under the ESPP are outstanding at June 30, 2020 and December 31, 2019.

11.  License Agreement

On June 24, 2018, the Company entered into a license agreement (the “Gossamer License Agreement”) with Gossamer, under which the Company granted Gossamer an exclusive, sublicensable license to develop and commercialize AKB-4924 and other structurally related products worldwide, with initial development expected in the indications of induction and maintenance in ulcerative colitis and Crohn’s Disease (collectively “initial indications”). Prior to the execution of the Gossamer License Agreement, AKB-4924 was a pipeline program for the Company that completed a Phase 1a clinical trial in healthy volunteers.

On May 12, 2020, the Company entered into Amendment No. 1 to the Gossamer License Agreement (“Amendment 1”). Pursuant to Amendment 1, Gossamer made a payment to the Company of $15.0 million on May 12, 2020.  For the three and six months ended June 30, 2020, the Company recognized revenue of $15.0 million based on the terms of Amendment 1.

Gossamer is responsible for the development and commercialization of the licensed products, and a joint development committee has been formed to oversee the development and manufacturing activities related to the licensed products. Under the terms of the Gossamer License Agreement and as amended by Amendment 1 (the “Gossamer Agreement”), Gossamer is obligated to use its commercially reasonable efforts to develop and commercialize licensed products in the United States, two major European countries and Japan for at least one of the initial indications. The Gossamer Agreement includes an exclusivity provision that prohibits the Company from developing, manufacturing or commercializing, and prohibits Gossamer from clinically developing or commercializing certain HIF stabilizing compounds other than as permitted in the Gossamer Agreement.

Under the terms of the Gossamer Agreement, the Company is eligible to receive up to $40.0 million in approval milestone payments related to indications in ulcerative colitis and Crohn’s disease, and up to $50.0 million in sales milestone payments. The Company is also eligible to receive the tiered royalties on sales of licensed products from percentages ranging from a low-single-digit to mid-single-digit, subject to certain customary reductions.

In addition, under certain circumstances, in lieu of receiving the foregoing milestone payments and royalties, the Company may elect to receive 20% of payments received by Gossamer and its stockholders (with some exclusions) in connection with Gossamer’s grant of a sublicense or other rights to the licensed products or if Gossamer undergoes a change of control and the value of the transaction exceeds a certain value (provided that Gossamer can prevent the Company from exercising this option if the parent company of Gossamer is the entity undergoing the change of control, in which case each of the royalty rate percentages described above would automatically be increased by low single digits). Conversely, the Company could be required to accept such 20% of those payments if Gossamer agrees to pay the Company a certain minimum upon Gossamer and its stockholders being paid. Such amount may be reduced if the transaction includes pharmaceutical candidates or products or other named asset categories in addition to the licensed products.

The Gossamer Agreement expires on a licensed-product-by-licensed-product and country-by-country basis on the later of fifteen years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country. Either party may terminate the Gossamer Agreement for an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party. Gossamer may terminate the Gossamer Agreement in the event Gossamer determines there is a potential safety or efficacy issue with the licensed products. The Company may terminate the Gossamer Agreement if Gossamer institutes certain actions related to the licensed patents. Under certain termination circumstances, the Company would have worldwide rights to the terminated program.

As of June 30, 2020 and 2019, all development milestones, sales-based milestones and royalty payments within the Gossamer License Agreements are constrained to the point where no transaction price has been allocated to the future milestones or royalty payments.

12.  Restructuring

In April 2019, the Company executed a realignment plan to reduce operating costs and better align its workforce with the needs of its ongoing business and in October 2019, the Company’s Chief Executive Officer and Chief Financial Officer departed from their positions. As a result, the Company recorded employee severance expense of $0.9 million during the three and six months ended June 30, 2019 and an additional $1.0 million in the three months ended December 31, 2019. The severance liability as of December 31, 2019 was approximately $0.8 million and was included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

Total cash payments against the severance liability was approximately $0.3 million and $0.6 million in the three and six months ended June 30, 2020, respectively.  The remaining liability as of June 30, 2020, was approximately $0.3 million and is included in accounts payable and accrued expenses in the condensed consolidated balance sheet. These amounts are expected to be substantially paid in cash by October 31, 2020.

13.  Subsequent Event

In February 2018, the Company filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on April 11, 2018 (the “Form S-3”). On February 21, 2018, and pursuant to the Form S-3, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which it may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through Cantor as the  sales agent. Cantor may sell the Company’s common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for the Company’s common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. On August 5, 2020, 1,480,000 shares of the Company’s common stock were sold under the Sales Agreement, pursuant to the Form S-3, the related prospectus, and the prospectus supplement.  The net proceeds received from this transaction were $2.3 million, after deducting expenses of approximately $186,000 (including sales agent compensation of approximately $75,000) related to the sale of the Company’s common stock.

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
•

the ultimate impact of the current coronavirus pandemic (“COVID-19”), or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole; and

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Aerpio Pharmaceuticals, Inc. should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q as of and for the period ended June 30, 2020 and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 16, 2020. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as updated by the risk factors contained this Quarterly Report on Form 10-Q and our other filings with the SEC, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Operating Overview

Aerpio Pharmaceuticals, Inc. is a biopharmaceutical company focused on developing compounds that activate Tie2 to treat ocular diseases and diabetic complications, as well as other indications in which the Company believes that activation of Tie2 may have therapeutic potential, including acute respiratory distress syndrome (“ARDS”) associated with COVID-19 infections.

In March 2019, we announced topline results from our Phase 2b (“TIME-2b”) clinical trial of AKB-9778 (also known as razuprotafib) for the treatment of non-proliferative diabetic retinopathy.  Although the results did not meet the study’s primary endpoint, the TIME-2b study further supported the reduction of intraocular pressure (“IOP”) seen with subcutaneous razuprotafib in the previous TIME-2 study. Importantly, IOP is the only identifiable modifiable risk factor for prevention of vision loss in patients with open angle glaucoma (“OAG”) and ocular hypertension (“OHT”). Moreover, recently published mouse and human genetic data implicate the Angpt/Tie2 pathway in maintenance of Schlemm’s canal, a critical component of the conventional outflow tract. The conventional outflow tract is the main conduit for the fluid drainage from the front of the eye and the principle regulator of IOP. Based on these findings, we developed a topical ocular formulation of razuprotafib, and observed in preclinical studies activation of Tie2 in Schlemm’s canal, IOP reduction via enhanced outflow facility and favorable tolerability.

In June 2019, we initiated a double-masked, multiple-ascending dose Phase 1b clinical trial for OAG. We enrolled four cohorts of 12 subjects each and subjects received increasing daily doses of a topical ocular formulation of razuprotafib or placebo for seven days. The primary endpoint of the trial was ocular safety and tolerability, with IOP lowering as the key pharmacodynamic endpoint. In October 2019, we announced interim results from our Phase 1b clinical trial. The unmasked interim analysis, limited to the first three cohorts, showed the topical ocular administration of razuprotafib was well tolerated. Compared to placebo, there was a dose dependent increase in minimal to mild conjunctival hyperemia with razuprotafib, which was transient and generally considered non-adverse, and a time and dose dependent reduction in IOP that, in the highest once daily (“QD”) dose cohort peaked at 4 hours post-dose and was sustained through eight hours on day 7, returning to baseline levels at 24 hours post-dose. Based on these data, a cohort of 43 patients with OHT/OAG (hypertensive eyes) was added to the ongoing study to assess safety and pilot efficacy in the target patient population.

In January 2020, we announced the results of the fifth cohort of subjects noting subjects in cohort five randomized to the active arm exhibited statistically significant decreases in IOP at all post- razuprotafib administration time points on both days 1 and 7 compared with day -1 baseline values when they were being treated with prostaglandin alone. When the change is placebo-corrected, razuprotafib plus prostaglandin versus prostaglandin alone produced a statistically significant decrease in IOP on Day 7 at 0, 4 and 8 hours post dose as compared to placebo. We believe these results suggest a persistent IOP-lowering activity from adding razuprotafib to standard-of-care prostaglandin therapy. Topical ocular administration of razuprotafib was well tolerated over seven days in cohort five. There were no reports of conjunctival hemorrhage or pain on instillation during the seven days of dosing and no systemic/non-ocular AEs were observed.

Based on the preclinical proof of concept and the results of the Phase 1b trial showing a reduction in IOP in patients with OHT and OAG, we initiated a Phase 2 clinical trial in June 2020 designed to evaluate the safety and efficacy of a topical formulation of razuprotafib in approximately 195 patients followed over a 28-day period. Patients enrolled in the trial will be administered a baseline of latanoprost ophthalmic solution 0.005%, and then randomized in a 1:1:1 fashion to receive adjunctive therapy consisting of placebo, 40 mg/ml razuprotafib once-daily, or 40 mg/ml razuprotafib twice-daily. The primary endpoint of the study is mean diurnal IOP at 28 days in the razuprotafib treated groups compared to the latanoprost monotherapy group. We expect to have results in the fourth quarter of 2020, subject to potential delays in subject enrollment and study completion, including due to delays arising from the ongoing COVID-19 pandemic.

We believe that glaucoma, a serious condition of the eye affecting three million patients in the U.S., is an attractive commercial opportunity. If we develop, obtain marketing approval for and commercialize razuprotafib, our goal is to capture a portion of annual sales for adjunctive glaucoma therapies. We currently estimate that the dollar value of the U.S. glaucoma market is approximately $4 billion dollars per year, and adjunctive therapies represent approximately half of this value. There were approximately 17 million prescriptions written for adjunctive glaucoma therapies in the U.S. in 2019.

Acute Respiratory Distress Syndrome (“ARDS”)

Based on results in preclinical studies and observations in patients in TIME-2 and TIME-2b trials, we believe that a vascular endothelial receptor, Tie2, may play a pivotal role in the defense against microvascular breach in ARDS. We hypothesize that razuprotafib, our lead Tie2 activator, may have therapeutic potential for the treatment of COVID-19 associated ARDS. In May 2020, we were selected by Quantum Leap Healthcare Collaborative to participate in the I-SPY COVID Trial (Investigation of Serial studies to Predict Your COVID Therapeutic Response with biomarker Integration and Adaptive Learning) to evaluate razuprotafib for the treatment of COVID-19 related ARDS in adult patients with critical COVID-19.  We expect the trial to be initiated during the third quarter of 2020 with trial updates anticipated in the first half of 2021, subject to potential delays in subject enrollment and study completion, including due to delays arising from the ongoing COVID-19 pandemic.

On August 4, 2020, we issued a press release announcing the receipt of funding to evaluate subcutaneous razuprotafib in a new randomized, investigational trial for the prevention and treatment of ARDS in adult patients with moderate to severe COVID-19. The trial is part of the MTEC-20-09-COVID-19 Treatment Military Infectious Disease Research Program (“MIDRP”). The Phase 2 clinical trial is expected to be completed in the first quarter of 2021. The Medical Technology Enterprise Consortium (“MTEC”), a non-profit organization primarily funded by the U.S. Army Medical Research and Development Command, will provide up to $5.1 million in funding toward the clinical trial, while we will support the trial with “in-kind” spending in the aggregate amount of $2.8 million.

Diabetic Kidney Disease

In two consecutive trials, TIME-2 and TIME-2b, subcutaneous razuprotafib showed reduction in Urine Albumin-Creatinine Ratio (“UACR”), a measure of progression of diabetic kidney disease.  In a post-hoc analysis of the earlier TIME-2 clinical trial, there was a 21% reduction (geometric mean) in UACR from baseline in the razuprotafib treatment arms, but an overall increase in UACR in the placebo arm.  The prospective UACR analyses from the recently completed TIME-2b trial largely replicated the results from the previous trial and reinforced the potential beneficial effects of Tie2 activation in diabetic kidney disease. We believe that systemic treatment with razuprotafib could have the potential to change the treatment paradigm for diabetics in the future and potentially address a major societal problem by lowering the cost of care associated generally with diabetes.

ARP-1536

ARP-1536, our humanized monoclonal antibody directed at the same target as subcutaneous razuprotafib, is in preclinical development. We are evaluating development options for ARP-1536, including subcutaneous injection for the treatment of diabetic vascular complications, e.g., diabetic nephropathy and intravitreal injection as an adjunctive therapy for diabetic macular edema.  We are also developing a bispecific antibody that binds both VEGF and VE-PTP which is designed to inhibit VEGF activation and activate Tie2.  We believe this bispecific antibody has the potential to be an improved treatment for wet AMD and diabetic macular edema via intravitreal injection.

Gossamer License Agreement

In June 2018, we licensed AKB-4924, a selective stabilizer of hypoxia-inducible factor-1 alpha (“HIF-1 alpha”) to Gossamer Bio, Inc. (“Gossamer”) AKB-4924, (now called GB004), is being developed for the treatment of inflammatory bowel disease (“IBD”). HIF-1 alpha is involved in mucosal wound healing and the reduction of inflammation in the gastrointestinal tract. Gossamer has completed the Phase 1 multiple ascending dose (“MAD”) clinical study and is currently running a Phase 1b clinical study in ulcerative colitis patients.  Gossamer has progressed GB004 during 2019 by completing the Phase 1 study in healthy volunteers and initiating a Phase 1b study in ulcerative colitis patients of 28-day duration.  Gossamer reported topline results from the Phase 1b study in the second quarter of 2020 and has reported that it is planning for the commencement of its Phase 2 program for GB004 in the first half of 2021, subject to potential delays in subject enrollment and study completion, including due to delays arising from the ongoing COVID-19 pandemic.  Gossamer is responsible for all remaining development and commercial activities for GB004.

In April 2019, we adopted a realignment plan to reduce operating costs and better align our workforce with the needs of our ongoing business and in October 2019, our Chief Executive Officer and Chief Financial and Business Officer departed from their positions. As a result, we recorded severance expense of $0.9 million during the three and six months ended June 30, 2019 and $1.0 million in the year ended December 31, 2019 for employee related costs, including severance benefits and payment of healthcare insurance premiums. Additionally, we recorded a one-time stock-based compensation cumulative reversal of $1.1 million during the year ended December 31, 2019 for the forfeitures of outstanding equity awards. The total remaining liability under these severance-related actions was $0.3 million as of June 30, 2020 and we anticipate that such employee related costs will be paid by the end of the fourth quarter of 2020.

Our primary source of liquidity to date has been through public and private sales of our common stock, redeemable convertible preferred stock, convertible debt and the proceeds from the License Agreement entered into with Gossamer (“Gossamer License Agreement”). For the three and six months ended June 30, 2020, we generated $15.0 million in revenue pursuant to Amendment No. 1 to the Gossamer License Agreement.

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

Except for the Gossamer License Agreement that we entered into with Gossamer in June 2018 and amended in May 2020, our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies. There can be no assurance of future revenues either from future payments related to the Gossamer License Agreement, transition services or from our product candidates. Our product candidates are subject to long development cycles, and there is no assurance we will be able to successfully develop, obtain regulatory approval for, or market our product candidates. As of June 30, 2020, we had an accumulated deficit of $136.9 million and anticipate incurring additional losses for the next several years.

The Company’s inability to obtain required funding in the near future could have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.  Based on the Company’s current cash reserves of $44.9 million at June 30, 2020 and financial condition as of this Quarterly Report on Form 10-Q, we believe our existing cash and cash equivalent will be sufficient to fund currently planned operations through at least the fourth quarter of 2021.

On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, (“COVID-19”), as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures. In addition, in response to the spread of COVID-19, we have continued to keep our executive offices closed with our employees continue to work outside of our offices. We are closely monitoring the impact of COVID-19 on all aspects of our business, including how it may impact our planned Phase 2 clinical trial for our glaucoma program, expected timelines and costs on an ongoing basis. We do not yet know the full extent of potential delays or the impact on our business, our planned clinical trial, our research programs, healthcare systems or the global economy and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions. The extent to which COVID-19 ultimately impacts our business, results of operations and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions to contain COVID-19 or treat its impact, among others. Although some states are starting to relax stay-at-home orders, quarantines and similar restrictions, the regulations vary on a state by state basis and the impact of loosening of those restrictions is not yet known. If we or any of the third parties with whom we engage were to experience additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could have a material adverse impact on our business, results of operation and financial condition.

Basis of Presentation

The following discussion highlights the Company’s results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the condensed consolidated balance sheets and the condensed consolidated statements of operation and comprehensive income (loss) presented herein. The following discussion and analysis are based on the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”). You should read the discussion and analysis together with such condensed consolidated financial statements and the related notes thereto.

Components of Statements of Operations and Comprehensive Income (Loss)

License Revenue

License revenue relates to payments received pursuant to the license agreement with Gossamer.

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

Grant Income

Grant income is recognized as earned based on contract work performed.

Results of Operations

The following table presents the results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
License revenue	$15,000,000	$—	$15,000,000	$—
Operating expenses:
Research and development	3,548,572	2,264,255	5,377,614	7,850,506
General and administrative	2,195,515	2,799,570	4,481,406	6,054,612
Restructuring expense	—	915,094	—	915,094
Total operating expenses	5,744,087	5,978,919	9,859,020	14,820,212
Income (loss) from operations	9,255,913	(5,978,919)	5,140,980	(14,820,212)
Grant income	—	4,924	79,900	20,272
Interest income	20,119	290,379	136,489	623,499
Total other income	20,119	295,303	216,389	643,771
Net and comprehensive income (loss)	$9,276,032	$(5,683,616)	$5,357,369	$(14,176,441)

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

License Revenue

License revenue for the three and six months ended June 30, 2020 reflects the $15.0 million payment received as consideration pursuant to the amendment to the Gossamer License Agreement.  This revenue was recognized when cash was received on May 12, 2020.

No such license agreement amendment was executed in 2019, nor were any milestones of the Gossamer license agreement achieved in 2019.

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$3,548,572	$2,264,255	$5,377,614	$7,850,506
General and administrative	2,195,515	2,799,570	4,481,406	6,054,612
Restructuring expense	—	915,094	—	915,094
Total operating expenses	$5,744,087	$5,978,919	$9,859,020	$14,820,212

Research and Development

Research and development expenses for the three months ended June 30, 2020, increased by approximately $1.3 million or 56.7%, compared to the three months ended June 30, 2019. This was the result of increased spending on clinical trials during the three months ended June 30, 2020, specifically planning for the Phase 2 program for glaucoma and the I-SPY program for ARDS, compared to spending related to the glaucoma Phase 1b clinical trial during the same period in 2019.

Research and development expenses for the six months ended June 30, 2020, decreased approximately $2.5 million or 31.5%, compared to the six months ended June 30, 2019. This was the result of decreased spending on clinical trials during the first half of 2020 compared to the two trials in process during the first half  of 2019, completion of razuprotafib TIME-2b and glaucoma Phase 1b clinical trials.

General and Administrative

General and administrative expenses for the three months ended June 30, 2020, decreased by approximately $0.6 million, or 21.6%, compared to the three months ended June 30, 2019. This decrease was primarily attributable to a decrease in employee related expenses of $0.2 million and stock-based compensation of $0.4 million.

General and administrative expenses for the six months ended June 30, 2020, decreased by approximately $1.6 million, or 26.0%, compared to the six months ended June 30, 2019. This decrease was primarily attributable to a decrease in employee related expenses of $0.5 million, legal expenses of $0.3 million, stock-based compensation of $0.6 million and general office expenses of $0.2 million.

Restructuring Expense

Restructuring expense for the three and six months ended June 30, 2019 of $0.9 million is the result of a reduction of headcount during the second quarter of 2019. No such actions were taken in 2020.

Other Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Grant income	$—	$4,924	$79,900	$20,272
Interest income	20,119	290,379	136,489	623,499
Total other income	$20,119	$295,303	$216,389	$643,771

Grant Income

Grant income is recognized as earned based on contract work performed. Grant income amounts can vary greatly from period to period depending on the funding and needs of the party for whom we perform the requested services.

Interest Income

Interest income in the three and six months ended June 30, 2020, reflects interest earned on short term money market instruments. The net proceeds from our underwritten public offering in June 2018 and payments received in conjunction with the execution of the Gossamer Agreement in June 2018 and Amendment No. 1 to the Gossamer License Agreement in May 2020, less cash used in operations, were available for investment. The decrease in interest income was due to lower interest rates compared to the prior year.

Liquidity and Capital Resources

Since inception, we have incurred significant net and comprehensive losses and negative cash flows from operations. For the six months ended June 30, 2020 and 2019, we had net and comprehensive income (loss) of $5.4 million and ($14.2) million, respectively. At June 30, 2020 and December 31, 2019, we had an accumulated deficit of $136.9 million and $142.2 million, respectively.

At June 30, 2020, we had cash and cash equivalents of $44.9 million. To date, we have financed our operations principally through private and public offerings of our equity securities, private placements of our redeemable convertible preferred stock, common stock, issuances of secured convertible promissory notes and proceeds from the Gossamer License Agreement and Amendment No. 1 thereto. Based on our current plans, we expect that our existing cash and cash equivalents, will enable us to conduct our planned operations through at least the fourth quarter of 2021.

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

As of June 30, 2020, no shares of common stock had been sold under this Sales Agreement. On August 5, 2020, we sold 1,480,000 shares of common stock under this Sales Agreement and received net proceeds of $2.3 million, after deducting expenses of approximately $186,000 (including sales agent compensation of approximately $75,000).

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

We could potentially use our available financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future operation liquidity. We continuously evaluate our needs for additional capital and consider opportunities on an ongoing basis, including capital from many different sources including equity capital, strategic alliances, business development debt, collaborations and business combinations. Adequate additional funding may not be available to us on acceptable terms or at all. Market volatility resulting from COVID-19 or other factors could also adversely impact our ability to access capital as and when needed. In addition, although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$6,351,946	$(14,224,328)
Net cash used in investing activities	(12,198)	(232,672)
Net cash provided by financing activities	—	—
Net increase (decrease) in cash and cash equivalents	$6,339,748	$(14,457,000)

Operating Activities

We have historically experienced negative cash outflows as we developed razuprotafib and our pipeline programs. Our net cash generated by and used in operating activities primarily results from our net income (loss) adjusted for non-cash expenses, changes in working capital components, amounts due to contract research organizations to conduct our clinical programs and employee-related expenditures for research and development and general and administrative activities. Our cash flows from operating activities will continue to be affected by spending to advance and support our product candidates in the clinic and other operating and general administrative activities.

For the six months ended June 30, 2020, operating activities generated $6.4 million in cash as result of net income of $5.4 million, non-cash expenses of $0.7 million related to stock-based compensation and depreciation expense and an increase in working capital of $0.3 million. For the six months ended June 30, 2019, operating activities used $14.2 million in cash as a result of a net loss of $14.2 million and a decrease of $1.3 million in working capital, offset by $1.3 million in non-cash expenses related to stock-based compensation expense and depreciation expense.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2020 and 2019, was related to capital expenditures to support operations.

Financing Activities

There were no financing cash flows during the six months ended June 30, 2020 and 2019.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business during the period covered by this Quarterly Report on Form 10-Q from the contractual obligations and commitments as of December 31, 2019 as described in our Annual Report on Form 10-K filed with the SEC on March 16, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC should be carefully considered. The risks and uncertainties described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 18 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors.  If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred net and comprehensive losses each year since our inception, with the exception of the three months ended September 30, 2018 and June 30, 2020, as a result of the upfront Gossamer payments discussed above. For the three months ended June 30, 2020, we incurred net and comprehensive income of $9.3 million, compared to net and comprehensive loss of $5.7 million for the three months ended June 30, 2019.  As of June 30, 2020, we had an accumulated deficit of $136.9 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our ability to obtain funding through equity or debt financings, strategic collaborations or grants. In June 2019 we initiated a Phase 1b clinical trial for our lead product candidate, razuprotafib (formerly AKB-9778), for a topical drop formulation to treat open angle glaucoma and ocular hypertension. Our other product candidates, including ARP-1536, are in preclinical development. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market razuprotafib or any of our other product candidates, our future revenues will depend upon the size of any markets in which razuprotafib or any of our other product candidates has received approval, our ability to achieve sufficient market acceptance, reimbursement from third-party payors and other factors.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will likely increase significantly if and as we:

•

advance a topical drop formulation of razuprotafib for the treatment of open angle glaucoma and ocular hypertension, including as we plan to advance into a Phase 2 clinical trial of this product candidate;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•	have our product candidates manufactured for clinical trials and for commercial sale;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•

initiate additional preclinical, clinical or other studies for razuprotafib, ARP-1536 and other product candidates that we may develop or acquire, including additional indications for one or more of these product candidates, such as razuprotafib for the treatment of ARDS in adult patients with critical COVID-19;

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

The net and comprehensive income (loss) we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

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

As of June 30, 2020, our cash and cash equivalents were $44.9 million. We believe that we will continue to expend substantial resources for the foreseeable future developing razuprotafib for the indications that we are pursuing, such as OAG and ocular hypertension. Additionally, we expect to expend substantial resources to further develop ARP-1536. We may also expend substantial resources to develop any other product candidates that we may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•

the rate of progress, results and cost of commencing our planned Phase 2 program of razuprotafib for open angle glaucoma and ocular hypertension and our operating costs incurred as we conduct these trials, including any unforeseen costs we may incur as a result of clinical trial delays due to the COVID-19 pandemic or other causes;

•	the scope, size, rate of progress, results and costs of initiating and completing additional development of razuprotafib;
•

assuming favorable clinical results, the cost, timing and outcome of our efforts to obtain marketing approval for razuprotafib in the United States, Europe and in other jurisdictions, including to fund the preparation and filing of regulatory submissions for razuprotafib with the FDA, the EMA and other regulatory authorities;

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

Based on our current operating plan, and absent any future financings or strategic partnerships, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditure requirements through at least the fourth quarter of 2021. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for razuprotafib, ARP-1536 or any other product candidates that we develop or acquire, or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for razuprotafib, ARP-1536 or any other product candidates that we develop or acquire, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval of Product Candidates

We depend heavily on the success of our lead product candidate, razuprotafib. Even if we obtain favorable clinical results, we may not be able to obtain regulatory approval for, or successfully commercialize, razuprotafib.

We rely on our lead product candidate, razuprotafib, and our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of that product candidate, which may never occur. In March 2019, we announced topline results of the Phase 2b clinical trial for razuprotafib in the treatment of non-proliferative diabetic retinopathy. While we believed razuprotafib had the potential to slow down or possibly reverse retinal vascular changes caused by diabetes, the subcutaneous administration of razuprotafib twice daily did not meet the study’s primary endpoint of the percentage of patients with an improvement of two or more steps in diabetic retinopathy severity score (DRSS) in the study eye, compared to placebo.  In June 2019, we initiated a Phase 1b clinical trial for our lead product candidate, razuprotafib, for a topical drop formulation to treat open angle glaucoma and ocular hypertension. In October 2019, we announced interim results from its Phase 1b clinical trial. The unmasked interim analysis, limited to the first three cohorts, shows the topical ocular administration of razuprotafib was well tolerated.  Compared to placebo, there was a dose dependent increase in minimal to mild conjunctival hyperemia with razuprotafib, which was transient and generally considered non-adverse, and a time and dose dependent reduction IOP that, in the highest QD dose cohort peaked at 4 hours post-dose and was sustained through eight hours on day 7, returning to baseline levels at 24 hours post-dose. Based on these data, a cohort of up to 36 patients with OHT/OAG (hypertensive eyes) was added to the ongoing study to assess safety and pilot efficacy in the target patient population, and results were announced in January 2020. These results showed statistically significant decreases in IOP on Day 1 and Day 7 compared to prostaglandin alone. When compared to placebo, razuprotafib plus prostaglandin produced a statistically significant decrease in IOP versus prostaglandin alone on Day 7. Topical ocular administration of razuprotafib was well-tolerated over seven days, with 21.9% of subjects experiencing hyperemia compared with 9.1% of subjects in the prostaglandin alone arm. Based on the preclinical proof of concept and the results of the Phase 1b trial showing a reduction in IOP in patients with OHT and OAG, we initiated our Phase 2 clinical trial in June 2020 and expect results in the fourth quarter of 2020, subject to potential delays in subject enrollment and study completion, including due to the COVID-19 pandemic.

In addition, in May 2020, we were selected by Quantum Leap Healthcare Collaborative to participate in the I-SPY COVID Trial to evaluate razuprotafib for the treatment of COVID-19 related ARDS in adult patients with critical COVID-19. However, investigation into the therapeutic potential of razuprotafib in this indication is in its early stages and is exploratory, and there can be no assurance that the development of razuprotafib will yield promising results in this indication or that such development will be successful or otherwise proceed on the anticipated timelines or within the anticipated budget. The I-SPY COVID trial is an investigator-sponsored clinical trial, which is being conducted by Quantum Leap. While we have provided input to I-SPY with respect to the razuprotafib arm of the I-SPY COVID clinical trial, we have not controlled and do not control the design or administration of investigator-sponsored clinical trials, nor the submission or approval of any IND or foreign equivalent required to conduct these trials. As a result, investigator-sponsored trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of this or other investigator-sponsored trials are inconsistent with, or different from, the results of our company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while investigator-sponsored trials could be useful to inform our own clinical development efforts, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates.

We currently have no products for sale, generate no revenues from sales of any drugs, and may never be able to develop marketable products. Razuprotafib will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence its commercialization. We are currently evaluating development options for ARP-1536, which is our other product candidate that we are developing internally. None of our product candidates has advanced into a pivotal trial, and it may be years before such a trial is initiated, if ever. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that any drug candidate is safe and effective and any biological product candidate is safe, pure, and potent for use in each target indication. This process can take many years. Of the large number of drugs in development in the United States, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize razuprotafib.

We are not permitted to market razuprotafib in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. As a condition to submitting an NDA to the FDA for razuprotafib, we must complete our ongoing Phase 2 clinical trial, conduct and complete further Phase 3 clinical trials, and any additional nonclinical studies or clinical trials required by the FDA. To date, we have only completed a Phase 1b clinical trial of razuprotafib in healthy volunteers and in patients with open angle glaucoma or ocular hypertension on standard of care prostaglandin therapy. Razuprotafib may not be successful in clinical trials or receive regulatory approval. Further, razuprotafib may not receive regulatory approval even if it is successful in clinical trials. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process that typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Our development activities could be harmed or delayed by a partial shutdown of the U.S. government, including the FDA. We have not obtained regulatory approval for any product candidate and it is possible that razuprotafib will never obtain regulatory approval. The FDA may delay, limit or deny approval of razuprotafib for many reasons, including, among others:

•

we may not be able to demonstrate that razuprotafib is safe and effective in treating patients with open angle glaucoma and ocular hypertension, or any other indications that may be pursued for the product candidate, to the satisfaction of the FDA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;
•	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the FDA may not approve the formulation, labeling or specifications of razuprotafib;
•	the FDA may require that we conduct additional clinical trials;
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

In addition, similar reasons may cause the EMA or other regulatory authorities to delay, limit or deny approval of razuprotafib outside the United States.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market razuprotafib. Because our business is substantially dependent upon razuprotafib, any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

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

While we have interacted with the FDA and received feedback from the agency for the design of our ongoing Phase 2 clinical trial of razuprotafib, we have not obtained agreement with the FDA on the design of such trial or any future trials we may conduct for this product candidate. As a result, we have not yet received additional regulatory input on the development program for razuprotafib beyond our ongoing clinical trial or any other product candidate. As we progress this candidate through clinical trials, the FDA may determine that we would be required to conduct additional clinical trials. The FDA could also disagree with our proposed design of our planned development programs and could suggest a larger number of subjects or a longer course of treatment than our current expectations. If the FDA takes such positions, the costs of our razuprotafib development program could increase materially and the potential market introduction of razuprotafib could be delayed or we could risk not obtaining FDA approval even if our clinical trials meet their primary endpoints. The FDA also may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will consider an NDA application.

We have not yet sought guidance for the regulatory path for the topical formulation of razuprotafib for open angle glaucoma and ocular hypertension with the FDA, EMA or other regulatory authorities, nor have we interacted with such agencies with respect to the development of razuprotafib for any other indications, including for COVID-19. We cannot predict what additional requirements may be imposed by these regulatory authorities or how such requirements might delay or increase costs for our planned development programs. Because our business is almost entirely dependent upon the successful development, regulatory approval, and commercialization of razuprotafib, any such delay or increase in costs would have an adverse effect on our business.

The current pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases could seriously harm our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to other regions and countries worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Almost all U.S. states and many local jurisdictions, including where we or the third parties with whom we engage operate, have issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, as well as record declines in stock prices, among other effects. Although some states are starting to relax quarantines and similar restrictions, the regulations vary on a state by state basis and the impact of loosening of those restrictions is not yet known.

The extent to which COVID-19 may impact our preclinical studies or clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat COVID-19. For example, while we initiated our ongoing Phase 2 clinical trial of razuprotafib for open angle glaucoma in June 2020, the cost, timeline, completion and conduct of this trial will be subject to potential delays arising from the ongoing COVID-19 pandemic. The continued spread of COVID-19 globally could adversely impact our preclinical studies or clinical trial operations in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our current product candidates and any future product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our current product candidate and any future product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Further, the COVID-19 outbreak may delay enrollment in our clinical trials due to diversion or prioritization of trial site resources away from the conduct of clinical trials and toward the COVID-19 pandemic. Key clinical trial activities, such as site monitoring, may be interrupted due to restrictions in travel, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results. The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our current product candidates and any future product candidates. In addition, we may continue to take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

Additionally, timely enrollment in our clinical trials is dependent upon clinical trial sites which may be adversely affected by global health matters, such as pandemics. For example, we are currently conducting our ongoing Phase 2 clinical trial for razuprotafib for open angle glaucoma, and our trial sites are located in geographies that have been affected by COVID-19. Some factors from the COVID-19 outbreak that may adversely affect enrollment in the clinical trials of our product candidates include:

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

We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage were to experience additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could have a material adverse impact on our business and our results of operation and financial condition.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates, and there is no guarantee that we can successfully enroll patients in a timely manner for our clinical trials. Our competitors may have ongoing clinical trials for product candidates that could be competitive with our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. As a result, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our development of razuprotafib or termination of the clinical trials altogether.

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

•

availability of competing therapies and clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of razuprotafib or any other product candidate in relation to available therapies or other products under development;

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

With respect to the investigator-sponsored I-SPY trial to evaluate razuprotafib for its potential to treat ARDS associated with COVID-19, the trial may encounter enrollment challenges due to the large number of product candidates in development for the indication, all of whom compete for patients. Such enrollment challenges may be exacerbated to the extent additional product candidates enter development or the number of COVID-19 patients eligible for evaluation decline.

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

Clinical drug development is a lengthy and expensive process with an uncertain outcome, and positive results from preclinical studies or earlier stage clinical trials are not necessarily predictive of the results of our future clinical trials of razuprotafib. If we cannot replicate the positive results from preclinical studies or earlier stage clinical trials in subsequent clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies may not be predictive of similar results in humans during clinical trials, and successful results from early or small clinical trials may not be replicated in later and larger clinical trials. For example, we observed encouraging preclinical and clinical results for razuprotafib in non-proliferative diabetic retinopathy, but this product candidate did not meet the study endpoints in our TIME-2b clinical trial. There can be no assurance that the results of our planned and future clinical trials will produce positive results. In addition, later stage clinical trials are expected to enroll a larger number of subjects and will treat subjects for longer periods than earlier stage trials, which will result in a greater likelihood that adverse events may be observed. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early stage development, and we may face similar setbacks.

If the results of our ongoing or future clinical trials for razuprotafib are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are safety concerns or adverse events, we may be prevented from or delayed in obtaining marketing approval for razuprotafib.

We may experience delays in the planned clinical development program for razuprotafib, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all.

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

We rely on third party CROs and other third parties to assist in managing, monitoring and otherwise carrying out our clinical trials. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators to conduct our clinical trials in the future, including our ongoing Phase 2 clinical trial for razuprotafib. We compete with many other companies for the resources of these third parties. The third parties on whom we rely may terminate their engagements with us at any time, and having to enter into alternative arrangements would delay development and commercialization of our product candidates.

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

We do not have any manufacturing facilities and do not expect to independently conduct our product candidate manufacturing for research and preclinical and clinical testing. We currently rely, and expect to rely, on third parties to manufacture and supply drug products for our razuprotafib clinical trials, and we expect to continue to rely on third parties for the manufacture of clinical and, if necessary, commercial quantities of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects.

Any of these third parties may terminate their engagement with us at any time. We currently have arrangements in place for the manufacturing of drug substance and drug product for our development programs. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur significant delays and added costs in identifying, qualifying and contracting with any such replacement, as well as producing the drug product. The FDA or comparable foreign regulatory authorities may find deficiencies with the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies. Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. In addition, we have to enter into technical transfer agreements and share our know-how with the third-party manufacturers, which can be time-consuming and may result in delays. These delays could result in a suspension of our clinical trials or, if razuprotafib is approved and marketed, a failure to satisfy patient demand.

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

If approved, we plan to commercialize razuprotafib ourselves in the United States and intend to seek one or more strategic collaborators to commercialize razuprotafib in additional markets. With respect to ARP-1536, we are evaluating its development options. We face competition in seeking appropriate collaborators for our product candidates, and the negotiation process is time-consuming and complex. In order for us to successfully collaborate with a third party on our product candidates, potential collaborators must view these product candidates as economically valuable. Even if we are successful in our efforts to establish strategic collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic collaborations if, for example, development or approval of a product is delayed or sales of an approved product are disappointing. Any delay in entering into strategic collaboration agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.  In addition, our strategic collaborators may terminate any agreements they enter into with us, and we may not be able to adequately protect our rights under these agreements. Furthermore, our strategic collaborators will likely negotiate for certain rights to control decisions regarding the development and commercialization of our product candidates, if approved, and may not conduct those activities in the same manner as we do.

On June 24, 2018, we entered into a license agreement with Gossamer pursuant to which we granted to Gossamer an exclusive, sublicensable license to develop and commercialize AKB-4924 and other structurally related products worldwide. We received an upfront payment of $20.0 million in connection with this license and are eligible to receive additional payments contingent upon the achievement of specified milestones. On May 12, 2020, we entered into Amendment No. 1 to the Gossamer License Agreement (“Amendment 1”) and received a payment of $15.0 million in conjunction with the terms of the Amendment 1.  We are also eligible to receive tiered royalties on sales of licensed products and additional payments upon the occurrence of specified events involving the licensed products. However, there can be no assurance that we will satisfy the conditions to receive any such payments from Gossamer in a timely manner or at all. While Gossamer is obligated to use its commercially reasonable efforts to develop and commercialize the licensed products, there can be no assurance that such products would be successfully developed and commercialized. In addition, the license agreement contains an exclusivity provision pursuant to which we are prohibited from developing, manufacturing or commercializing certain HIF stabilizing compounds as described in the agreement. While the license agreement expires on a licensed product-by-licensed product and country-by-country basis on the later of fifteen years from the date or first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country, either party may terminate the license agreement for an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party. In addition, Gossamer may terminate the license agreement in the event it determines that there is a potential safety or efficacy issue with the licensed products. Therefore, there can be no assurance that the license agreement will continue for its full duration or that we will realize the intended benefits of the license agreement.

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

Moreover, our reliance on third parties may be exploited by a third party with knowledge of our Company, including knowledge of our Company strategies, intellectual property, research programs, trade secrets, and scientific discovery including, for example, drug targets, pharmaceutically active ingredients, dosing regimens and mechanisms of action. A third party may start a competing company or may join a competing company. If a third party with whom we have an agreement does become a competitor, this may lead to questions of intellectual property ownership, ownership of physical assets, inventorship and breach of contracts in place with the third party. If we seek to resolve this issue by a lawsuit, then we expect counter claims that may jeopardize the validity and enforceability of our patents. The third parties with whom we collaborate also may have business or legal conflicts of interest. These conflicts of interest can lead to litigation or impact the ability of the third party to fulfill their obligations to us.

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

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize razuprotafib or other product candidates. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, then the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or our intended methods of use, then the holders of any such patent may be able to block or impair our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. We may also elect to enter into a license in order to settle litigation or in order to resolve disputes prior to litigation. Furthermore, even in the absence of litigation, we may need to acquire or obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and there can be no assurance that we will be able to do so on commercially reasonable terms or at all.

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

Even if we obtain marketing approval for razuprotafib or any other product candidates that we may develop or acquire in the future, these product candidates may not gain market acceptance among physicians, third-party payors, patients and others in the medical community. In addition, market acceptance of any approved products depends on a number of other factors, including:

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

For example, the current established treatments for glaucoma are predominantly eye drop drugs such as prostaglandins (e.g., latanoprost), beta blockers (e.g., timolol), carbonic anhydrase inhibitors (e.g., dorozolamide) and alpha agonists (e.g., brimonidine), many of which are generic, and are used as single agent therapies or combinations of a prostaglandin along with another agent.  Recently there have been new agents approved including netarsidil (Rhopress TM, and in combination with latanoprost, Rhoclatan TM) and latanoprostene bunod (Vyzulta TM) In addition, razuprotafib is being explored for its potential to treat ARDS associated with COVID-19, an indication in which many companies have devoted substantial time and resources and for which a large number of agents are in various stages of development, such as remdesivir and dexamethasone. If one or more of these competing agents are approved for commercial sale and receive market acceptance as the standard of care in this indication, physicians may be resistant to prescribing razuprotafib even if it receives regulatory approval.

Unless we demonstrate that razuprotafib has single agent efficacy as effective as or more effective than current single-agent standard of care, or as effective or more effective in combination with a prostaglandin such as latanoprost as other combination products, prescribers may be resistant to prescribing it for glaucoma.

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

In addition, the Affordable Care Act (“ACA”) was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The ACA, among other things, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologic products, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% as of January 1, 2019 pursuant to subsequent legislation) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, these reductions are suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. As the legislation currently stands, the reductions will go back into effect January 2021 and will remain in effect through 2030 unless additional Congressional action is taken.

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

Further, the Trump administration’s budget for fiscal year 2021 includes a $135 billion allowance (over a period of time) to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, in 2018, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (“HHS”) has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. It is unclear what effect such changes will have on our business and our ability to receive adequate reimbursement for our future products.  We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	the demand for any products for which we may obtain regulatory approval;
•	our ability to set a price that we believe is fair for our products;
•	our ability to obtain coverage and reimbursement approval for a product;

•	our ability to generate revenues and achieve or maintain profitability;
•	and the level of taxes that we are required to pay.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. The applicable federal and state healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

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

•

The federal anti-inducement law which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program.

•

Federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, or the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Companies that submit claims directly to payors may also be liable under the FCA for the direct submission of such claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, which prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

•

HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses, otherwise known as covered entities, relating to the privacy, security and transmission of individually identifiable health information, including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies continue to give regular and close scrutiny to interactions between healthcare companies and healthcare providers, and such scrutiny often leads to investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, including environmental, health and safety laws and regulations, we may be subject to penalties, including administrative, civil and criminal penalties, exclusion from participation in government healthcare programs, such as Medicare and Medicaid and imprisonment, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

In addition, the approval and commercialization of any of our products outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

If razuprotafib is approved and launched commercially, competing drugs may include generic agents that comprise current standard of care (e.g., latanoprost, timolol, and others) as well as newly approved agents such as Rhopressa, Rhoclatan (Aerie Pharmaceuticals) and Vyzulta (Bausch + Lomb), and others that are in development for the treatment of glaucoma. In addition, razuprotafib is being explored for its potential to treat ARDS associated with COVID-19, an indication in which many companies have devoted substantial time and resources and for which a large number of agents are in various stages of development.

Many of our potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical products. Large and established companies such as Aerie Pharmaceuticals, Baush + Lomb, Santen, Novartis, ONO, Takeda, Allergan and others compete in the market for products for the treatment of glaucoma. Companies developing product candidates for the treatment or prevention of ARDS as it relates to COVID-19 include, but not limited to the following, Lilly, Regeneron, Takeda, Amgen, Abbvie, Edesa Biotech, Implicit Bioscience, Athersys and Biomarck Pharmaceuticals. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing products before, or more effectively than, we do. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.

Our product candidates may cause undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.

Undesirable side effects caused by our product candidates or even competing products in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential products liability claims. Serious adverse events deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole. The most common drug-related adverse events to date in the clinical trials evaluating the safety and tolerability of subcutaneous razuprotafib have been dizziness and asymptomatic decreases in blood pressure, and these adverse events may occur in future development by this route of administration. The most common adverse event seen in the Phase 1b clinical trial evaluating the safety and tolerability of topical ocular razuprotafib was mild conjunctival hyperemia. Our understanding of the relationship between razuprotafib and these events, as well as our understanding of adverse events in future clinical trials of other product candidates, may change as we gather more information, and additional unexpected adverse events may be observed.

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

With respect to the potential use of razuprotafib for the treatment of ARDS associated with COVID-19, we have not conducted clinical development of this product candidate for such indication. As a result, while we believe razuprotafib may have a favorable tolerability profile in this patient population, there can be no assurance that we will not observe the incidence of adverse events or serious adverse events upon further development of razuprotafib. For example, the incidence of adverse events and serious adverse events may be magnified in this patient population due to the critical and often life-threatening nature of the underlying disease.

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

As we seek to advance our product candidates through clinical trials and commercialization, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize razuprotafib, if approved, and any other product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and, if necessary, sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our Company.

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

There can be no assurances that we will be able to maintain our Nasdaq Capital Market listing in the future. On July 24, 2019, we were notified by Nasdaq Stock Market, LLC (“Nasdaq”) that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. In June 2020, we were notified by Nasdaq that the closing bid price of our common stock was maintained for a minimum of 10 consecutive business days and, therefore, we regained compliance with the minimum bid price requirement. However, there can be no assurance that we will not encounter challenges with maintaining compliance with Nasdaq Capital Market listing standards in the future.

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

As of June 30, 2020, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 37.3% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the Board of Directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

We currently intend to use our cash and cash equivalents for continuing clinical development of razuprotafib in ocular and other indications, early research on antibody therapies that inhibit VE-PTP, and for working capital and other general corporate purposes. Although we currently intend to use our cash and cash equivalents in such a manner, we will have broad discretion in the application of such cash and cash equivalents. Our failure to apply these funds effectively could affect our ability to continue to develop and commercialize our product candidates. Pending their use, we may invest our cash and cash equivalents in a manner that does not produce income or loses value.

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

10.1*+

Amendment No. 1 to License Agreement, dated May 11, 2020, by and between the Registrant and GB004, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed on May 12, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Certain confidential portions of this exhibit (indicated by brackets and asterisks) have been omitted from this exhibit.
*	Filed herewith.
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

AERPIO PHARMACEUTICALS, INC.

Date: August 12, 2020	By:	/s/ Joseph Gardner, Ph.D.
Joseph Gardner, Ph.D.
President (Principal Executive Officer)

Date: August 12, 2020	By:	/s/ Regina Marek
Regina Marek
Vice President Finance (Principal Financial and Principal Accounting Officer)