Form 10-Q
period 2020-09-30
Aerpio Pharmaceuticals, Inc.
filed 2020-11-10
CIK 1422142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, the registrant had 47,111,659 shares of common stock, $0.0001 par value per share, outstanding.

Summary of the Material and Other Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•

The current pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases could seriously harm our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

•

We depend heavily on the success of our lead product candidate, razuprotafib. Even if we obtain favorable clinical results, we may not be able to obtain regulatory approval for, or successfully commercialize, razuprotafib.

•	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.
•

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

•

We may experience delays in the planned clinical development program for razuprotafib, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all.

•	If our efforts to protect our proprietary technologies are not adequate, we may not be able to compete effectively in our market.
•	Our patents covering one or more of our products or product candidates could be found invalid or unenforceable if challenged.
•

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our products.

•

We rely on third parties to conduct preclinical studies and clinical trials for our product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates.

•	We intend to rely on third parties to conduct some or all aspects of our product manufacturing, and these third parties may not perform satisfactorily.
•	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•

We cannot assure you that our exploration of strategic alternatives will result in a transaction or that any such transaction would be successful, and the process of exploring strategic alternatives or its conclusion could adversely impact our business and our stock price.

•

We will require substantial additional financing. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

•

Our future commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, third-party payors and others in the medical community.

•	We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.
•	Our product candidates may cause undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.
•	The market price of our common stock may be highly volatile, and may be influenced by numerous factors, some of which are beyond our control.
•	Changes in tax law may adversely affect us or our investors.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,281,986	$38,524,536
Prepaid research and development contracts	455,855	311,154
Other current assets	1,845,451	734,785
Total current assets	49,583,292	39,570,475

Furniture and equipment, net	137,325	164,187
Operating lease right-of-use assets, net	89,761	162,124
Deposits	20,000	40,000
Total assets	$49,830,378	$39,936,786

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,417,172	$3,231,450
Current portion of operating lease liability	94,787	102,555
Total current liabilities	2,511,959	3,334,005
Operating lease liability, net of current portion	—	67,438
Total liabilities	2,511,959	3,401,443
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 300,000,000 shares authorized and 47,111,659 and 40,588,004 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	4,711	4,059
Additional paid-in capital	189,146,884	178,766,806
Accumulated deficit	(141,833,176)	(142,235,522)
Total stockholders’ equity	47,318,419	36,535,343
Total liabilities and stockholders’ equity	$49,830,378	$39,936,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
License revenue	$—	$—	$15,000,000	$—
Operating expenses
Research and development	3,985,988	2,844,603	9,363,602	10,695,109
General and administrative	1,875,415	2,160,845	6,356,821	8,215,456
Restructuring (benefit) expense	—	(38,810)	—	876,284
Total operating expenses	5,861,403	4,966,638	15,720,423	19,786,849
Loss from operations	(5,861,403)	(4,966,638)	(720,423)	(19,786,849)
Grant income	—	79,303	79,900	99,574
Other income	897,378	—	897,378	—
Interest income	9,002	239,405	145,491	862,904
Total other income	906,380	318,708	1,122,769	962,478
Net and comprehensive (loss) income	$(4,955,023)	$(4,647,930)	$402,346	$(18,824,371)

Net and comprehensive (loss) income per share
Basic and diluted	$(0.12)	$(0.11)	$0.01	$(0.46)
Weighted average number of common shares used in computing net and comprehensive (loss) income per share basic and diluted
Basic	42,139,493	40,588,004	41,108,942	40,588,004
Diluted	42,139,493	40,588,004	41,477,388	40,588,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

	For the Three and Nine Months Ended September 30, 2020 (unaudited)
	Stockholders' Equity
	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2020	40,588,004	$4,059	$178,766,806	$(142,235,522)	$36,535,343
Issuance of warrants	—	—	62,347	—	62,347
Stock-based compensation expense	—	—	327,467	—	327,467
Net and comprehensive loss	—	—	—	(3,918,663)	(3,918,663)
Balance at March 31, 2020	40,588,004	4,059	179,156,620	(146,154,185)	33,006,494
Issuance of warrants	—	—	9,592	—	9,592
Stock-based compensation expense	—	—	308,341	—	308,341
Net and comprehensive income	—	—	—	9,276,032	9,276,032
Balance at June 30, 2020	40,588,004	4,059	179,474,553	(136,878,153)	42,600,459
Issuance of common stock, net of issuance costs of $402,795	6,523,655	652	9,340,190	—	9,340,842
Stock-based compensation expense	—	—	332,141	—	332,141
Net and comprehensive loss	—	—	—	(4,955,023)	(4,955,023)
Balance at September 30, 2020	47,111,659	$4,711	$189,146,884	$(141,833,176)	$47,318,419

	For the Three and Nine Months Ended September 30, 2019 (unaudited)
	Stockholders' Equity
	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2019	40,588,004	$4,059	$177,621,807	$(118,959,291)	$58,666,575
Cumulative effect of change in accounting principle	—	—	5,717	(5,717)	—
Stock-based compensation expense	—	—	621,685	—	621,685
Net and comprehensive loss	—	—	—	(8,492,825)	(8,492,825)
Balance at March 31, 2019	40,588,004	4,059	178,249,209	(127,457,833)	50,795,435
Stock-based compensation expense	—	—	604,661	—	604,661
Net and comprehensive loss	—	—	—	(5,683,616)	(5,683,616)
Balance at June 30, 2019	40,588,004	4,059	178,853,870	(133,141,449)	45,716,480
Stock-based compensation expense	—	—	645,899	—	645,899
Net and comprehensive loss	—	—	—	(4,647,930)	(4,647,930)
Balance at September 30, 2019	40,588,004	$4,059	$179,499,769	$(137,789,379)	$41,714,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2020	2019
Operating activities:	(unaudited)
Net and comprehensive income (loss)	$402,346	$(18,824,371)
Adjustments to reconcile net and comprehensive income (loss) to net cash used in operating activities:
Depreciation	45,887	53,692
Stock-based compensation	967,949	1,872,245
Consulting expense related to warrants	71,939	—
Changes in operating assets and liabilities:
Prepaid research and development contracts	(144,701)	216,092
Other current assets	(1,090,666)	(260,811)
Accounts payable and other current liabilities	(817,121)	(2,044,301)
Net cash used in operating activities	(564,367)	(18,987,454)
Investing activities:
Purchase of furniture and equipment	(19,025)	(236,953)
Net cash used in investing activities	(19,025)	(236,953)
Financing activities:
Proceeds from issuance of common stock	9,743,637	—
Cash paid in connection with the sale of common stock	(402,795)	—
Net cash provided by financing activities	9,340,842	—
Net increase (decrease) in cash and cash equivalents	8,757,450	(19,224,407)
Cash and cash equivalents at beginning of year	38,524,536	62,614,010
Cash and cash equivalents, nine months ended	$47,281,986	$43,389,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Organization and Operations

Aerpio Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on developing compounds that activate Tie2 to treat ocular diseases and diabetic complications, as well as other indications in which the Company believes that activation of Tie2 may have therapeutic potential, including acute respiratory distress syndrome (“ARDS”) associated with a novel strain of coronavirus (“COVID-19”) infections. The Company was incorporated as Zeta Acquisition Corp. II (“Zeta”) in the State of Delaware on November 16, 2007. Zeta was a “shell company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

The Company’s pipeline includes the following programs:

Glaucoma: Based on the preclinical proof of concept and the results of the Phase 1b trial showing a reduction in intraocular pressure (“IOP”) in patients with ocular hypertension  (“OHT”) and open angle glaucoma (“OAG”), the Company initiated a Phase 2 clinical trial in June 2020 designed to evaluate the safety and efficacy of a topical formulation of razuprotafib (also known as AKB-9778) in approximately 195 patients followed over a 28-day period. Patients enrolled in the trial will be administered a baseline of latanoprost ophthalmic solution 0.005%, and then randomized in a 1:1:1 fashion to receive adjunctive therapy consisting of placebo, 40 mg/ml razuprotafib once-daily, or 40 mg/ml razuprotafib twice-daily. The primary endpoint of the study is mean diurnal IOP at 28 days in the razuprotafib treated groups compared to the latanoprost monotherapy group. The Company expects to report topline results from this study in December or possibly in early January 2021 to coincide with seasonal healthcare industry conferences, subject to potential delays in study completion, including due to delays arising from the ongoing COVID-19 pandemic.

Acute Respiratory Distress Syndrome: Based on results in preclinical studies and observations in patients in the TIME-2 and TIME-2b trials, the Company believes that a vascular endothelial receptor, Tie2, may play a pivotal role in the defense against microvascular breach in ARDS. The Company hypothesizes that razuprotafib, the Company’s lead Tie2 activator, may have therapeutic potential for the treatment of COVID-19 associated ARDS and initiated two Phase 2 trials during 2020.

In May 2020, the Company was selected by Quantum Leap Healthcare Collaborative to participate in the I-SPY COVID-19 Trial (Investigation of Serial studies to Predict Your COVID Therapeutic Response with biomarker Integration and Adaptive Learning) to evaluate subcutaneous razuprotafib for the treatment of COVID-19 related ARDS in adult patients with critical COVID-19. Trial updates are anticipated in the first half of 2021, subject to potential delays in subject enrollment and study completion, including due to delays arising from the ongoing COVID-19 pandemic.

In August 2020, the Company initiated a second Phase 2 clinical trial (“RESCUE”) for the treatment of  COVID-19 with the U.S. Government operating through Medical Technology Enterprise Consortium (“MTEC”). This RESCUE trial will evaluate subcutaneous razuprotafib for the prevention and treatment of ARDS in adult patients with moderate to severe COVID-19 as part of MTEC-20-09-COVID-19 Treatment Military Infectious Disease Research Program (“MIDRP”) “Development of Treatments for COVID-19”. MTEC will provide up to $5.1 million of reimbursement related to qualified internal and external spending of the Company, as it relates to the clinical trial. Total anticipated spend of the RESCUE clinical trial is $7.9 million. Aerpio will support the trial with “in kind” spending in the amount of $2.8 million. The Company expects to conduct the trial at approximately 10 clinical sites and expects the trial to be completed in the first half of 2021, subject to potential delays in subject enrollment and study completion, including due to delays arising from the ongoing COVID-19 pandemic.

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

ARP-1536: The humanized monoclonal antibody, ARP-1536, directed at the same target as subcutaneous razuprotafib, is in preclinical development. The Company is evaluating development options for ARP-1536, including subcutaneous injection for the treatment of diabetic vascular complications, e.g., diabetic nephropathy and intravitreal injection as an adjunctive therapy for diabetic macular edema.

The Company is also developing a bispecific antibody that binds both vascular endothelial growth factor (“VEGF”) and vascular endothelial protein tyrosine phosphatase (“VE-PTP”) which is designed to inhibit VEGF activation and activate Tie2. The Company believes this bispecific antibody has the potential to be an improved treatment for wet aged-related macular degeneration (“AMD”) and diabetic macular edema via intravitreal injection.

In June 2018, the Company licensed AKB-4924 (now GB004), a selective stabilizer of hypoxia-inducible factor-1 alpha (“HIF-1 alpha”) to a wholly-owned subsidiary of Gossamer Bio, Inc., GB004, Inc. (collectively “Gossamer”), which is being developed for the treatment of inflammatory bowel disease (“IBD”). HIF-1 alpha is involved in mucosal wound healing and the reduction of inflammation in the gastrointestinal tract. Gossamer completed the Phase 1b clinical trial in ulcerative colitis (“UC”) patients and reported results during the second quarter of 2020. Gossamer has announced that, subject to developments in the ongoing COVID-19 pandemic, it plans to initiate a 12-week Phase 2 study of GB004 in patients with mild-to-moderate UC in the second half of 2020.

In May 2020, the Company received a one-time payment of $15.0 million pursuant to an amendment to its license agreement with Gossamer resulting in a reduction in future potential milestone payments and tiered royalty rates over the life of the license agreement. Gossamer is responsible for all remaining development and commercial activities for GB004.

In February 2018, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) which was declared effective by the SEC on April 11, 2018 (the “Form S-3”). On February 21, 2018, and pursuant to the Form S-3, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which it may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through Cantor as the  sales agent. Cantor may sell the Company’s common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for the Company’s common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. During the three months ended September 30, 2020, 6,523,655 shares of the Company’s common stock were sold under the Sales Agreement, pursuant to the Form S-3, the related prospectus, and the prospectus supplement. The net proceeds received from this transaction were $9.3 million, after deducting expenses of approximately $403,000 (including sales agent compensation of approximately $292,000) that were direct and incremental to the sale of the Company’s common stock.

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

Excluding the one-time payments from Gossamer, the Company incurred losses from operations and had negative cash flows from operating activities for the nine months ended September 30, 2020 and 2019 (and since inception). The Company’s current operating plan indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities given ongoing expenditures related to the completion of its ongoing clinical trials and the Company’s lack of product revenue generating activities. However, the Company believes it has the ability to control its current operating plan and that existing cash and cash equivalents of approximately $47.3 million at September 30, 2020, will be sufficient to allow the Company to fund its current operating plan through the fourth quarter of 2022.

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

COVID-19 has resulted, and will likely continue to result, in significant governmental measures being implemented to control the spread of the virus through quarantines, travel restrictions, heightened border security and other measures. While the Company cannot predict the scope and severity, these developments and measures could materially and adversely affect its business, including its planned Phase 2 clinical trials for the glaucoma and ARDS programs, results of operations and financial condition. In addition, in response to the continuing spread of COVID-19, the Company has kept its executive offices closed with its employees continuing their work outside of the office. The Company is closely monitoring the impact of COVID-19 on all aspects of its business and is taking steps to minimize the impact on its business. However, the extent to which COVID-19 ultimately impacts the Company’s business, results of operations or financial condition will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the COVID-19 pandemic, new information that may emerge concerning the severity of COVID-19 and the effectiveness of actions taken to contain the COVID-19 pandemic or treat its impact, among others. While some states and jurisdictions have started to rollback stay-at-home and quarantine orders and reopened in phases, it is difficult to predict what the lasting impact of the COVID-19 pandemic will be, and if the Company or any of the third parties with whom it engages were to experience additional shutdowns or other prolonged business disruptions, the Company’s ability to conduct its business in the manner and on the timelines presently planned could have a material adverse impact on the Company’s business, results of operation and financial condition. In addition, a recurrence of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. The Company will continue to monitor developments as it deals with the disruptions and uncertainties relating to the COVID-19 pandemic.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with SEC regulations and include all of the information and disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) for interim financial reporting, and, in the opinion of management include all adjustments necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows for each period presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). All adjustments are of a normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The Company’s condensed consolidated financial statements are stated in U.S. Dollars.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand and $100,000 invested in short-term certificates of deposits with original maturities of three months or less at the time of purchase. At September 30, 2020 and December 31, 2019, the Company’s cash equivalents are primarily held in money market funds. The Company maintains balances with its banks in excess of federally insured limits.

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

Other Income

Other income represents reimbursed internal and external qualified expenses, per the terms of the MTEC arrangement, related to the ARDS clinical trial. Other income is recorded, and generally received, in the period the internal or external qualified clinical trial expenses are incurred, and paid, by the Company.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of September 30, 2020 and December 31, 2019, the Company does not have any uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions, if any exist, in income tax expense.

Net and Comprehensive (Loss) Income per Share Attributable to Common Stockholders

The Company’s basic net and comprehensive (loss) income per share attributable to common stockholders is calculated by dividing the net and comprehensive (loss) income by the weighted average number of shares of common stock outstanding for the period. The diluted net and comprehensive (loss) income per share attributable to common stockholders is computed by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated statements of operations and comprehensive (loss) income based on their fair values. All the Company’s stock-based awards are subject only to service-based vesting conditions. The Company estimates the fair value of its stock-based awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate, and (d) expected dividends.

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

To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers within the fair value hierarchy during the nine months ended September 30, 2020 or 2019. The assets of the Company measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2020
Assets:
Cash and cash equivalents	$47,281,986	$—	$—	$47,281,986
Total assets	$47,281,986	$—	$—	$47,281,986
December 31, 2019
Assets:
Cash and cash equivalents	$38,524,536	$—	$—	$38,524,536
Total assets	$38,524,536	$—	$—	$38,524,536

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are the only financial instruments that potentially subject the Company to concentrations of credit risk. At September 30, 2020 and December 31, 2019, the Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	September 30,	December 31,
	2020	2019
Accrued project costs	$850,330	$382,131
Accounts payable	709,272	439,785
Accrued bonus	480,324	689,830
Professional fees	234,151	346,999
Accrued vacation	83,402	43,470
Restructuring accrual (see Note 12)	38,114	793,913
Other	21,579	13,463
Accrued retention bonus	—	521,859
Total accounts payable and accrued expenses	$2,417,172	$3,231,450

4. Common Stock

As of September 30, 2020 and December 31, 2019, the Company had 300,000,000 shares of authorized common stock with par value of $0.0001 per share.

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

Warrants to Purchase Common Stock

At September 30, 2020 and December 31, 2019, the Company had warrants outstanding for the purchase of 600,000 and 917,562 shares, respectively, of the Company’s common stock. In October 2019, the Company issued warrants for the purchase of 600,000 shares of the Company’s common stock at an exercise price of $0.486 per share in connection with the hiring of a strategic advisor consultant for a six-month period. These warrants vested in equal monthly installments over a six-month period beginning October 14, 2019 and expire on October 24, 2024. At the date of grant the fair value of these awards were determined using a Black-Scholes Merton pricing model. Included at December 31,2019 are warrants for the purchase of 317,562 shares of the Company’s common stock at an exercise price of $5.00 per share that were issued in connection with the 2017 Offering and have a three-year term. The 317,562 warrants expired on March 15, 2020, and none were exercised or settled as the fair value of the Company’s common stock was below the exercise price.

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

5. Preferred Stock

As of September 30, 2020 and December 31, 2019, the Company had 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital. No preferred stock was issued and outstanding at September 30, 2020 and December 31, 2019.

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

Stock Options

The options granted generally vest over 48 months. Under the 2017 Plan, options vest in installments of 25% at the one-year anniversary and thereafter in 36 equal monthly installments beginning on the 1st of the month after the one-year anniversary date, subject to the employee’s continuous service with the Company. In May 2019, the Company issued a special retention grant of options to purchase an aggregate of 2,419,050 shares of common stock which vest in installments of 50% at June 30, 2020 and 50% at June 30, 2021, subject to the employee’s continuous service with the Company. The options generally expire ten years after the date of grant. The fair value of the options at the date of grant is recognized as an expense over the requisite service period. No option awards to purchase common stock were granted during the three months ended September 30, 2020 and 2019. Option awards to purchase an aggregate of 962,720 and 4,622,428 shares of common stock were granted in the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December 31, 2019, 3,570,705 and 1,983,093 shares were reserved for issuance under the 2017 Plan, respectively.

The following table summarizes the stock option activity during the nine months ended September 30, 2020:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2020	5,335,850	$2.60	6.23	$2,866
Granted	962,720	0.71
Exercised	—	—
Expired/cancelled	(1,452,470)	4.01
Outstanding, September 30, 2020	4,846,100	$1.80	7.14	$1,789,867
Expected to vest, September 30, 2020	2,219,001	$1.51	8.76	$1,086,038
Options exercisable, September 30, 2020	2,627,099	$2.05	5.78	$703,829

Aggregate intrinsic value represents the estimated fair value of the Company’s common stock in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

As of September 30, 2020, there was $1,776,807 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.80 years.

Compensation Expense Summary

The Company recognized the following compensation cost related to stock-based compensation activity for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$139,544	$153,997	$403,453	$386,791
General and administrative	192,597	491,902	564,496	1,485,454
Total	$332,141	$645,899	$967,949	$1,872,245

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Accordingly, the weighted-average fair value of the options granted during the three and nine months ended September 30, 2020 and 2019 was $0.43 and $1.11 per share, respectively. No options were granted during the three months ended September 30, 2020 and September 30, 2019. The calculation was based on the following assumptions.

	Nine Months Ended September 30,
	2020	2019
Expected term (years)	5.92	5.77
Risk-free interest rate	0.53%	2.32%
Expected volatility	69.36%	65.83%
Expected dividend yield	0.00%	0.00%

7. Income Taxes

The Company did not record a current or deferred income tax expense or benefit for the three and nine months ended September 30, 2020 and 2019, due to the Company’s net and comprehensive (loss) income and increases in its deferred tax asset valuation allowance.

8. Net and Comprehensive (Loss) Income per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net and comprehensive (loss) income per share (“EPS”) attributable to common stockholders for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net and comprehensive (loss) income per share	$(4,955,023)	$(4,647,930)	$402,346	$(18,824,371)
Denominator:
Weighted average common shares used in computing EPS
Basic	42,139,493	40,588,004	41,108,942	40,588,004
Diluted	42,139,493	40,588,004	41,477,388	40,588,004

Basic and diluted EPS	$(0.12)	$(0.11)	$0.01	$(0.46)

Holders of non-vested stock-based compensation awards do not have voting rights.

The following weighted average common stock equivalents were excluded from the calculation of basic and diluted net and comprehensive loss per share for the three months ended September 30, 2020 and 2019 because including them would have had an anti-dilutive effect. The following weighted average common stock equivalents were excluded from the calculation of diluted net and comprehensive income per share for the nine months ended September 30, 2020 and basic and diluted net and comprehensive loss per share for the nine months ended September 30, 2020 and 2019 because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock	$4,846,100	$6,726,097	4,020,193	6,726,097
Warrants to purchase common stock	600,000	317,562	—	317,562

9. Leases

At September 30, 2020, the Company is a party to one property lease in Cincinnati, Ohio under an arrangement which provides the right to use the underlying asset and require lease payments for the lease term. During the fourth quarter of 2019, the Company terminated its leases in Lexington, Massachusetts and Dexter, Michigan; no penalties were incurred related to these terminations. The Cincinnati, Ohio lease agreement obligates the Company to pay real estate taxes, insurance and certain maintenance costs (hereinafter referred to as non-lease components). The Company’s lease arrangement contains a renewal provision of 5 years, exercisable at the Company’s option. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

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

The following table presents the lease cost and information related to the right-of-use assets and operating lease liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease cost
Average rent expense	$28,357	$62,086	$85,072	$186,226

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$29,625	$62,634	$87,915	$186,942

The weighted average remaining lease term and discount rate at September 30, 2020
Weighted-average remaining lease term – operating leases			0.83
Weighted-average discount rate – operating leases			13.28%

As of September 30, 2020, future payments related to operating leases activities are presented in the table below:

	2020	2021	2022 and Thereafter	Total Lease Payments
Operating leases	$29,865	$69,685	$—	$99,550
Less interest				(4,763)
Present value of lease liabilities				$94,787

10.  Employee Stock Purchase Plan

In March 2017, the Board of Directors adopted and the stockholders approved the Employee Stock Purchase Plan that became effective in April 2017. On June 20, 2018, the Company’s shareholders approved the Amended and Restated 2017 Employee Stock Purchase Plan (“ESPP”) at the Annual Meeting of Shareholders. Pursuant to the terms of the ESPP, the Company will reserve for issuance 300,000 shares of the Company’s common stock in the aggregate, plus, on January 1, 2019 and each January 1 thereafter through January 1, 2028, the number of shares of the Company's common stock reserved and available for issuance under the ESPP will be cumulatively increased by the least of (i) one percent of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31; (ii) 350,000 shares; or (iii) such lesser number of shares of the Company’s common stock as determined by the Board of Directors, in each case subject to adjustment in accordance with the terms of the ESPP. In March 2020, the Company’s Board of Directors approved an increase of 350,000 shares to the ESPP, which increase was effective as of January 1, 2020. No shares under the ESPP are outstanding at September 30, 2020 and December 31, 2019.

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

On May 12, 2020, the Company entered into Amendment No. 1 to the Gossamer License Agreement (“Amendment No. 1”). Pursuant to Amendment No. 1, Gossamer made a payment to the Company of $15.0 million on May 12, 2020. For the nine months ended September 30, 2020, the Company recognized revenue of $15.0 million based on the terms of Amendment No. 1, and no such revenue was recognized during the three months ended September 30, 2020.

Gossamer is responsible for the development and commercialization of the licensed products, and a joint development committee has been formed to oversee the development and manufacturing activities related to the licensed products. Under the terms of the Gossamer License Agreement and as amended by Amendment No. 1 (collectively, the “Amended Gossamer License Agreement”), Gossamer is obligated to use its commercially reasonable efforts to develop and commercialize licensed products in the United States, two major European countries and Japan for at least one of the initial indications. The Amended Gossamer License Agreement includes an exclusivity provision that prohibits the Company from developing, manufacturing or commercializing, and prohibits Gossamer from clinically developing or commercializing certain HIF stabilizing compounds other than as permitted in the Amended Gossamer License Agreement.

Under the terms of the Amended Gossamer License Agreement, the Company is eligible to receive up to $40.0 million in approval milestone payments related to indications in ulcerative colitis and Crohn’s disease, and up to $50.0 million in sales milestone payments. The Company is also eligible to receive the tiered royalties on sales of licensed products from percentages ranging from a low-single-digit to mid-single-digit, subject to certain customary reductions.

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

The Amended Gossamer License Agreement expires on a licensed-product-by-licensed-product and country-by-country basis on the later of fifteen years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country. Either party may terminate the Amended Gossamer License Agreement for an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party. Gossamer may terminate the Amended Gossamer License Agreement in the event Gossamer determines there is a potential safety or efficacy issue with the licensed products. The Company may terminate the Amended Gossamer License Agreement if Gossamer institutes certain actions related to the licensed patents. Under certain termination circumstances, the Company would have worldwide rights to the terminated program.

As of September 30, 2020 and 2019, all development milestones, sales-based milestones and royalty payments within the Amended Gossamer License Agreement are constrained to the point where no transaction price has been allocated to the future milestones or royalty payments.

12.  Restructuring

In April 2019, the Company executed a realignment plan to reduce operating costs and better align its workforce with the needs of its ongoing business and in October 2019, the Company’s Chief Executive Officer and Chief Financial Officer departed from their positions. As a result, the Company recorded employee severance (benefit) expense of ($38,810) and $0.9 million during the three and nine months ended September 30, 2019, respectively, and an additional $1.0 million in the three months ended December 31, 2019. The severance liability as of December 31, 2019 was approximately $0.8 million and was included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

Total cash payments against the severance liability was approximately $0.2 million and $0.8 million in the three and nine months ended September 30, 2020, respectively. The remaining liability as of September 30, 2020, was approximately $38,000 and is included in accounts payable and accrued expenses in the condensed consolidated balance sheet. These amounts were paid in cash in October 2020.

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

•	other material risks and uncertainties, including those listed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Aerpio Pharmaceuticals, Inc. should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q as of and for the period ended September 30, 2020 and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 16, 2020. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 16, 2020, as updated by the risk factors contained this Quarterly Report on Form 10-Q and our other filings with the SEC, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Operating Overview

Aerpio Pharmaceuticals, Inc. is a biopharmaceutical company focused on developing compounds that activate Tie2 to treat ocular diseases and diabetic complications, as well as other indications in which the Company believes that activation of Tie2 may have therapeutic potential, including acute respiratory distress syndrome (“ARDS”) associated with a novel strain of coronavirus (“COVID-19”) infections.

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

In January 2020, we announced the results of the fifth cohort of subjects noting subjects in cohort five randomized to the active arm exhibited statistically significant decreases in IOP at all post razuprotafib administration time points on both days 1 and 7 compared with day -1 baseline values when they were being treated with prostaglandin alone. When the change is placebo-corrected, razuprotafib plus prostaglandin versus prostaglandin alone produced a statistically significant decrease in IOP on Day 7 at 0, 4 and 8 hours post dose as compared to placebo. We believe these results suggest a persistent IOP-lowering activity from adding razuprotafib to standard-of-care prostaglandin therapy. Topical ocular administration of razuprotafib was well tolerated over seven days in cohort five. There were no reports of conjunctival hemorrhage or pain on instillation during the seven days of dosing and no systemic/non-ocular AEs were observed.

Based on the preclinical proof of concept and the results of the Phase 1b trial showing a reduction in IOP in patients with OHT and OAG, we initiated a Phase 2 clinical trial in June 2020 designed to evaluate the safety and efficacy of a topical formulation of razuprotafib in approximately 195 patients followed over a 28-day period. Patients enrolled in the trial will be administered a baseline of latanoprost ophthalmic solution 0.005%, and then randomized in a 1:1:1 fashion to receive adjunctive therapy consisting of placebo, 40 mg/ml razuprotafib once-daily, or 40 mg/ml razuprotafib twice-daily. The primary endpoint of the study is mean diurnal IOP at 28 days in the razuprotafib treated groups compared to the latanoprost monotherapy group. We expect to report topline results from this study in December or possibly early January 2021 to coincide with seasonal healthcare industry conferences, subject to potential delays in subject enrollment and study completion, including due to delays arising from the ongoing COVID-19 pandemic.

We believe that glaucoma, a serious condition of the eye affecting three million patients in the United States (“U.S.”), is an attractive commercial opportunity. If we develop, obtain marketing approval for and commercialize razuprotafib, our goal is to capture a portion of annual sales for adjunctive glaucoma therapies. We currently estimate that the dollar value of the U.S. glaucoma market is approximately $4 billion dollars per year, and adjunctive therapies represent approximately half of this value. There were approximately 17 million prescriptions written for adjunctive glaucoma therapies in the U.S. in 2019.

Acute Respiratory Distress Syndrome

Based on results in preclinical studies and observations in patients in TIME-2 and TIME-2b trials, we believe that a vascular endothelial receptor, Tie2, may play a pivotal role in the defense against microvascular breach in ARDS. We hypothesize that razuprotafib, our lead Tie2 activator, may have therapeutic potential for the treatment of COVID-19 associated ARDS and initiated two Phase 2 trials during 2020.

In May 2020, we were selected by Quantum Leap Healthcare Collaborative to participate in the I-SPY COVID Trial (Investigation of Serial studies to Predict Your COVID Therapeutic Response with biomarker Integration and Adaptive Learning) to evaluate subcutaneous razuprotafib for the treatment of COVID-19 related ARDS in adult patients with critical COVID-19 (ClinicalTrials.gov Identifier: NCT04488081). The trial was initiated during the third quarter of 2020 and trial updates are anticipated in the first half of 2021, subject to potential delays in subject enrollment and study completion, including due to delays arising from the ongoing COVID-19 pandemic.

In August 2020, we announced the receipt of funding to evaluate subcutaneous razuprotafib in a new randomized, investigational trial for the prevention and treatment of ARDS in adult patients with moderate to severe COVID-19 (“RESCUE” trial; ClinicalTrials.gov Identifier: NCT04511650). The RESCUE trial is part of the MTEC-20-09-COVID-19 Treatment Military Infectious Disease Research Program (“MIDRP”). The RESCUE clinical trial was initiated during the third quarter of 2020 and is expected to be completed in the first half of 2021, subject to potential delays in subject enrollment and study completion, including due to delays arising from the ongoing COVID-19 pandemic. The Medical Technology Enterprise Consortium (“MTEC”), a non-profit organization primarily funded by the U.S. Army Medical Research and Development Command, will provide up to $5.1 million of reimbursement related to qualified internal and external spending of the Company, as it relates to the clinical trial. Total anticipated spend of the RESCUE clinical trial is $7.9 million.

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

ARP-1536

ARP-1536, our humanized monoclonal antibody directed at the same target as subcutaneous razuprotafib, is in preclinical development. We are evaluating development options for ARP-1536, including subcutaneous injection for the treatment of diabetic vascular complications, e.g., diabetic nephropathy and intravitreal injection as an adjunctive therapy for diabetic macular edema. We are also developing a bispecific antibody that binds both vascular endothelial growth factor (“VEGF”) and vascular endothelial protein tyrosine phosphatase (“VE-PTP”) which is designed to inhibit VEGF activation and activate Tie2. We believe this bispecific antibody has the potential to be an improved treatment for wet AMD and diabetic macular edema via intravitreal injection.

Gossamer License Agreement

In June 2018, we licensed AKB-4924, a selective stabilizer of hypoxia-inducible factor-1 alpha (“HIF-1 alpha”) to Gossamer Bio, Inc. (“Gossamer”) AKB-4924, (now called GB004), is being developed for the treatment of inflammatory bowel disease (“IBD”). HIF-1 alpha is involved in mucosal wound healing and the reduction of inflammation in the gastrointestinal tract. Gossamer has completed the Phase 1 multiple ascending dose (“MAD”) clinical study and is currently running a Phase 1b clinical study in ulcerative colitis (“UC”) patients. Gossamer has progressed GB004 during 2019 by completing the Phase 1 trial in healthy volunteers and initiating a Phase 1b study in ulcerative colitis patients of 28-day duration. Gossamer reported topline results from the Phase 1b study in the second quarter of 2020 and has announced that, subject to developments in the ongoing COVID-19 pandemic, it plans to initiate a 12-week Phase 2 study of GB004 in patients with mild-to-moderate UC in the second half of 2020. Gossamer is responsible for all remaining development and commercial activities for GB004.

In April 2019, we adopted a realignment plan to reduce operating costs and better align our workforce with the needs of our ongoing business and in October 2019, our Chief Executive Officer and Chief Financial and Business Officer departed from their positions. As a result, we recorded severance (benefit) and expense of ($38,810) and $0.9 million during the three and nine months ended September 30, 2019, respectively, and an additional $1.0 million in the three months ended December 31, 2019 for employee related costs, including severance benefits and payment of healthcare insurance premiums. Additionally, we recorded a one-time stock-based compensation cumulative reversal of $1.1 million during the year ended December 31, 2019 for the forfeitures of outstanding equity awards. The total remaining liability under these severance-related actions was $38,000 as of September 30, 2020 and was paid in October 2020.

Our primary source of liquidity to date has been through public and private sales of our common stock, redeemable convertible preferred stock, convertible debt and the proceeds from a license agreement entered into with Gossamer (the “Gossamer License Agreement”), as amended by that certain Amendment No. 1 to the Gossamer License Agreement (“Amendment No. 1” and together with the Gossamer License Agreement, as amended by Amendment No. 1, the “Amended Gossamer License Agreement”). For the three and nine months ended September 30, 2020, we generated $0.0 and $15.0 million, respectively, in revenue pursuant to Amendment No. 1.

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

Except for the Amended Gossamer License Agreement that we entered into with Gossamer in June 2018 and amended in May 2020, our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies. There can be no assurance of future revenues either from future payments related to the Amended Gossamer License Agreement, transition services or from our product candidates. Our product candidates are subject to long development cycles, and there is no assurance we will be able to successfully develop, obtain regulatory approval for, or market our product candidates. As of September 30, 2020, we had an accumulated deficit of $141.8 million and anticipate incurring additional losses for the next several years.

The Company’s inability to obtain required funding in the near future could have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.  Based on the Company’s current cash reserves of $47.3 million at September 30, 2020 and financial condition as of this Quarterly Report on Form 10-Q, we believe our existing cash and cash equivalent will be sufficient to fund currently planned operations through the fourth quarter of 2022.

COVID-19 Considerations:

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures. In addition, in response to the spread of COVID-19, we have continued to keep our executive offices closed with our employees continue to work outside of our offices. We are closely monitoring the impact of COVID-19 on all aspects of our business, including how it may impact our planned Phase 2 clinical trial for our glaucoma program, expected timelines and costs on an ongoing basis. We do not yet know the full extent of potential delays or the impact on our business, our planned clinical trial, our research programs, healthcare systems or the global economy and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions. The extent to which COVID-19 ultimately impacts our business, results of operations and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions to contain COVID-19 or treat its impact, among others. While some states and jurisdictions have started to rollback stay-at-home orders, quarantines and similar restrictions and reopened in phases, the regulations vary on a state by state basis and the impact of loosening of those restrictions is not yet known. If we or any of the third parties with whom we engage were to experience additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could have a material adverse impact on our business, results of operation and financial condition. In addition, a recurrence of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic.

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

Components of Statements of Operations and Comprehensive (Loss) Income

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

Restructuring (Benefit) Expense

Restructuring (benefit) expense consists primarily of severance related expenses of employees terminated as a result of our restructuring efforts. Expenses include continued payroll, benefits and outplacement services (collectively “severance”) as defined and agreed upon by the respective employees’ severance agreement. Severance was recognized as restructuring expense in 2019 when employees were notified of the restructuring event with a corresponding restructuring accrual which was reduced as payments were made to the employees.

Grant Income

Grant income is recognized as earned based on contract work performed.

Other Income

Other income represents reimbursed internal and external qualified expenses, per the terms of the MTEC arrangement, related to the ARDS RESCUE clinical trial. Other income is recorded, and generally received, in the period the internal or external qualified clinical trial as we incur and pay expenses.

Interest Income

Interest income consists primarily of interest income received on cash and cash equivalents

Results of Operations

The following table presents the results of operations for the periods presented:

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
License revenue	$—	$—	$15,000,000	$—
Operating expenses:
Research and development	3,985,988	2,844,603	9,363,602	10,695,109
General and administrative	1,875,415	2,160,845	6,356,821	8,215,456
Restructuring (benefit) expense	—	(38,810)	—	876,284
Total operating expenses	5,861,403	4,966,638	15,720,423	19,786,849
Loss from operations	(5,861,403)	(4,966,638)	(720,423)	(19,786,849)
Grant income	—	79,303	79,900	99,574
Other income	897,378	—	897,378	—
Interest income	9,002	239,405	145,491	862,904
Total other income	906,380	318,708	1,122,769	962,478
Net and comprehensive (loss) income	$(4,955,023)	$(4,647,930)	$402,346	$(18,824,371)

License Revenue

License revenue for the three and nine months ended September 30, 2020 was $0.0 and $15.0 million, respectively, related to payment received as consideration pursuant to Amendment No. 1. This revenue was recognized when cash was received on May 12, 2020.

No such license agreement amendment was executed in 2019, nor were any milestones of the Gossamer License Agreement achieved in 2019.

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$3,985,988	$2,844,603	$9,363,602	$10,695,109
General and administrative	1,875,415	2,160,845	6,356,821	8,215,456
Restructuring (benefit) expense	—	(38,810)	—	876,284
Total operating expenses	$5,861,403	$4,966,638	$15,720,423	$19,786,849

Research and Development

Research and development expenses for the three months ended September 30, 2020, increased by approximately $1.1 million or 40.1%, compared to the three months ended September 30, 2019. This was the result of increased spending on clinical trials during the three months ended September 30, 2020, specifically the Phase 2 program for glaucoma, and the I-SPY and RESCUE clinical trials, compared to spending related to the glaucoma Phase 1b clinical trial during the same period in 2019.

Research and development expenses for the nine months ended September 30, 2020, decreased approximately $1.3 million or 12.4%, compared to the nine months ended September 30, 2019. This was the result of decreased spending on clinical trials during the nine months ended September 30, 2020 compared to the two trials in process during the same period in 2019, specifically the completion of razuprotafib TIME-2b and glaucoma Phase 1b clinical trials.

General and Administrative

General and administrative expenses for the three months ended September 30, 2020, decreased by approximately $0.3 million, or 13.2%, compared to the three months ended September 30, 2019. This decrease was primarily attributable to a decrease in employee related expenses.

General and administrative expenses for the nine months ended September 30, 2020, decreased by approximately $1.9 million, or 22.6%, compared to the nine months ended September 30, 2019. This decrease was primarily attributable to a decrease in employee related expenses of $0.5 million, legal expenses of $0.3 million, stock-based compensation of $0.9 million and general office expenses of $0.2 million.

Restructuring (Benefit) Expense

Restructuring (benefit) expense for the three and nine months ended September 30, 2019 was ($38,810) and $0.9 million, respectively. The credit in the three months ended September 30, 2019 relates to a one-time true up of the expense recorded as a result of a reduction of headcount during the second quarter of 2019. No such actions were taken in 2020.

Other Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Grant income	$—	$79,303	$79,900	$99,574
Other income	897,378	—	897,378	—
Interest income	9,002	239,405	145,491	862,904
Total other income	$906,380	$318,708	$1,122,769	$962,478

Grant Income

Grant income is recognized as earned based on contract work performed. Grant income amounts can vary greatly from period to period depending on the funding and needs of the party for whom we perform the requested services.

Other Income

Other income for the three and nine months ended September 30, 2020 of $0.9 million represents reimbursed internal and external qualified expenses related to the ARDS RESECUE clinical trial, per the terms of the MTEC arrangement.

Interest Income

Interest income in the three and nine months ended September 30, 2020 and 2019, reflects interest earned on short term money market instruments. The net proceeds from our underwritten public offering in June 2018, sale of Company stock and payments received in conjunction with the execution of the Gossamer License Agreement in June 2018 and Amendment No. 1 in May 2020, less cash used in operations, were available for investment. The decrease in interest income in 2020 was due primarily to lower interest rates compared to the prior year.

Liquidity and Capital Resources

Since inception, we have incurred significant net and comprehensive losses and negative cash flows from operations. For the nine months ended September 30, 2020 and 2019, we had net and comprehensive income (loss) of $0.4 million and ($18.8) million, respectively. At September 30, 2020 and December 31, 2019, we had an accumulated deficit of $141.8 and $142.2 million, respectively.

At September 30, 2020, we had cash and cash equivalents of $47.3 million. To date, we have financed our operations principally through private and public offerings of our equity securities, private placements of our redeemable convertible preferred stock, common stock, issuances of secured convertible promissory notes and proceeds from the Amended Gossamer License Agreement and Amendment No. 1 thereto. Based on our current plans, we expect that our existing cash and cash equivalents, will enable us to conduct our planned operations through the fourth quarter of 2022.

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

During the three months ended September 30, 2020, 6,523,655 shares of common stock had been sold under this Sales Agreement and received net proceeds of $9.3 million, after deducting expenses of approximately $403,000 (including sales agent compensation of approximately $292,000) that were direct and incremental to the sale of the Company’s common stock.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(564,367)	$(18,987,454)
Net cash used in investing activities	(19,025)	(236,953)
Net cash provided by financing activities	9,340,842	—
Net increase (decrease) in cash and cash equivalents	$8,757,450	$(19,224,407)

Operating Activities

We have historically experienced negative cash outflows as we developed razuprotafib and our pipeline programs. Our net cash used in operating activities primarily results from our net (loss) income adjusted for non-cash expenses, changes in working capital components, amounts due to contract research organizations to conduct our clinical programs and employee-related expenditures for research and development and general and administrative activities. Our cash flows from operating activities will continue to be affected by spending to advance and support our product candidates in the clinic and other operating and general administrative activities.

For the nine months ended September 30, 2020, operating activities used $0.6 million in cash as result of $2.1 million decrease in working capital offset by approximately $0.4 million of net income and $1.1 million in non-cash expenses related to stock-based compensation and depreciation expense. For the nine months ended September 30, 2019, operating activities used $19.0 million in cash as a result of $2.1 million decrease in working capital and $18.8 million net loss offset by approximately $1.9 million in non-cash expenses related to stock-based compensation and depreciation expense.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020 and 2019, was related to capital expenditures to support operations.

Financing Activities

During the nine months ended September 30, 2020, we received $9.3 million net proceeds from the sale of our common stock sold under the Sales Agreement with Cantor. No such activity occurred in 2019.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business during the period covered by this Quarterly Report on Form 10-Q from the contractual obligations and commitments as of December 31, 2019 as described in our Annual Report on Form 10-K filed with the SEC on March 16, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15€ and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC should be carefully considered. The risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem immaterial may also materially impair our business operations. Please see page 18 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors.  If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval of Product Candidates

Risks Related to the COVID-19 Pandemic

The current pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases could seriously harm our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to other regions and countries worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and other public health safety measures. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, as well as record declines in stock prices, among other effects. Although some states are starting to relax quarantines and similar restrictions, the regulations vary on a state by state basis and the impact of loosening of those restrictions is not yet known.

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

Risks Related to Clinical Development

We depend heavily on the success of our lead product candidate, razuprotafib. Even if we obtain favorable clinical results, we may not be able to obtain regulatory approval for, or successfully commercialize, razuprotafib.

We rely on our lead product candidate, razuprotafib, and our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of that product candidate, which may never occur. In March 2019, we announced topline results of the Phase 2b clinical trial for razuprotafib in the treatment of non-proliferative diabetic retinopathy. While we believed razuprotafib had the potential to slow down or possibly reverse retinal vascular changes caused by diabetes, the subcutaneous administration of razuprotafib twice daily did not meet the study’s primary endpoint of the percentage of patients with an improvement of two or more steps in diabetic retinopathy severity score (DRSS) in the study eye, compared to placebo. In June 2019, we initiated a Phase 1b clinical trial for our lead product candidate, razuprotafib, for a topical drop formulation to treat open angle glaucoma and ocular hypertension. In October 2019, we announced interim results from its Phase 1b clinical trial. The unmasked interim analysis, limited to the first three cohorts, shows the topical ocular administration of razuprotafib was well tolerated.  Compared to placebo, there was a dose dependent increase in minimal to mild conjunctival hyperemia with razuprotafib, which was transient and generally considered non-adverse, and a time and dose dependent reduction IOP that, in the highest QD dose cohort peaked at 4 hours post-dose and was sustained through eight hours on day 7, returning to baseline levels at 24 hours post-dose. Based on these data, a cohort of up to 36 patients with OHT/OAG (hypertensive eyes) was added to the ongoing study to assess safety and pilot efficacy in the target patient population, and results were announced in January 2020. These results showed statistically significant decreases in IOP on Day 1 and Day 7 compared to prostaglandin alone. When compared to placebo, razuprotafib plus prostaglandin produced a statistically significant decrease in IOP versus prostaglandin alone on Day 7. Topical ocular administration of razuprotafib was well-tolerated over seven days, with 21.9% of subjects experiencing hyperemia compared with 9.1% of subjects in the prostaglandin alone arm. Based on the preclinical proof of concept and the results of the Phase 1b trial showing a reduction in IOP in patients with OHT and OAG, we initiated our Phase 2 clinical trial in June 2020 and expect to report topline results from the study December or possibly in early January 2021 to coincide with seasonal healthcare industry conference, subject to potential delays in subject enrollment and study completion, including due to the COVID-19 pandemic.

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

Risks Related to Regulatory Review and Approval of Product Candidates

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

Risks Related to Our Intellectual Property

Risks Related to Protecting Our Intellectual Property

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

Risks Related to Intellectual Property Litigation

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

Risks Related to Our Business and Industry

Risks Related to Our Employee Matters

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

Risks Related to Our Business Operations and Growth

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

In addition, our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. Certain of these manufacturing facilities may be contractually prohibited from manufacturing our product due to non-compete agreements with our competitors. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Furthermore, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

On June 24, 2018, we entered into a license agreement with Gossamer (the “Gossamer License Agreement”) pursuant to which we granted to Gossamer an exclusive, sublicensable license to develop and commercialize AKB-4924 and other structurally related products worldwide. We received an upfront payment of $20.0 million in connection with the Gossamer License Agreement and are eligible to receive additional payments contingent upon the achievement of specified milestones. On May 12, 2020, we entered into that certain Amendment No. 1 to the Gossamer License Agreement (“Amendment No. 1” and together with the Gossamer License Agreement, as amended by Amendment No. 1, the “Amended Gossamer License Agreement”) and received a payment of $15.0 million in conjunction with the terms of the Amendment 1.  We are also eligible to receive tiered royalties on sales of licensed products and additional payments upon the occurrence of specified events involving the licensed products. However, there can be no assurance that we will satisfy the conditions to receive any such payments from Gossamer in a timely manner or at all. While Gossamer is obligated to use its commercially reasonable efforts to develop and commercialize the licensed products, there can be no assurance that such products would be successfully developed and commercialized. In addition, the Amended Gossamer License Agreement contains an exclusivity provision pursuant to which we are prohibited from developing, manufacturing or commercializing certain HIF stabilizing compounds as described in the agreement. While the license agreement expires on a licensed product-by-licensed product and country-by-country basis on the later of fifteen years from the date or first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country, either party may terminate the Amended Gossamer License Agreement for an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party. In addition, Gossamer may terminate the Amended Gossamer License Agreement in the event it determines that there is a potential safety or efficacy issue with the licensed products. Therefore, there can be no assurance that the Amended Gossamer License Agreement will continue for its full duration or that we will realize the intended benefits.

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

Risks Related to Our Financial Position and Need for Additional Capital

Risks Related to Past Financial Condition

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

We have incurred net and comprehensive losses each year since our inception, with the exception of the three months ended September 30, 2018 and June 30, 2020, as a result of the upfront Gossamer payments discussed above. For the three months ended September 30, 2020 and 2019, we incurred net and comprehensive loss of $5.0 million and $4.6 million, respectively. As of September 30, 2020, we had an accumulated deficit of $141.8 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

Risks Related to Future Financial Condition

We cannot assure you that our exploration of strategic alternatives will result in a transaction or that any such transaction would be successful, and the process of exploring strategic alternatives or its conclusion could adversely impact our business and our stock price.

In October 2019, we announced the engagement of Evercore, Ladenburg Thalmann & Co. Inc. and Duane Nash, M.D., J.D., M.B.A. to assist us in identifying and evaluating a range of potential strategic alternatives, including an acquisition, company sale, merger, business combination, asset sale, in-license, out-license or other strategic transaction. This strategic alternative process is ongoing and we continue to engage Duane Nash to assist us with this process. There can be no assurances that the strategic alternatives process will result in the announcement or consummation of any strategic transaction, or that any resulting plans or transactions will yield additional value for shareholders. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to potential buyers on reasonable terms.

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

As of September 30, 2020, our cash and cash equivalents were $47.3 million. We believe that we will continue to expend substantial resources for the foreseeable future developing razuprotafib for the indications that we are pursuing, such as OAG and ocular hypertension. Additionally, we expect to expend substantial resources to further develop ARP-1536. We may also expend substantial resources to develop any other product candidates that we may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

Based on our current operating plan, and absent any future financings or strategic partnerships, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditure requirements through the fourth quarter of 2022. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for razuprotafib, ARP-1536 or any other product candidates that we develop or acquire, or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

Risks Related to Commercialization

Risks Related to Sales, Marketing and Competition

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

Many of our potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical products. Large and established companies such as Aerie Pharmaceuticals, Bausch + Lomb, Santen, Novartis, ONO, Takeda, Allergan and others compete in the market for products for the treatment of glaucoma. Companies developing product candidates for the treatment or prevention of ARDS as it relates to COVID-19 include, but not limited to the following, Lilly, Regeneron, Takeda, Amgen, Abbvie, Edesa Biotech, Implicit Bioscience, Athersys and Biomarck Pharmaceuticals. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing products before, or more effectively than, we do. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.

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

Risks Related to Healthcare Regulation

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

Risks Related to Ownership of Our Common Stock

Risks Related to Investments in Our Securities

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

As of September 30, 2020, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 32.4% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the Board of Directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. We filed and caused to become effective a registration statement with the SEC registering the resale of 27,367,117 shares of our common stock issued in connection with the reverse merger and the concurrent private placement offering in March 2017 and an additional registration statement covering 9,497,337 shares purchased by certain stockholders in June 2018 and subsequent open market purchases. This registration statement permits the resale of these shares at any time. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, we expect that, because there will be a large number of shares registered pursuant to a registration statement, selling stockholders will continue to offer shares covered by such registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to a registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

In addition, in order to comply with the requirements of being a public company, we may need to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations. In the event we are not able to demonstrate compliance with the Sarbanes-Oxley Act, our internal control over financial reporting is perceived as inadequate, or we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our ordinary shares could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain our listing on a national securities exchange.

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

Risks Related to Our Charter and Bylaws

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

Risks Related to Tax

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), to offset future taxable income. Our existing NOLs may be subject to substantial limitations arising from previous ownership changes under Section 382 of the Code. Future analysis will still be required on any historical NOLs as no studies have been performed to evaluate a change in ownership. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. As described above under “—Risks Related to Our Financial Position and Need for Additional Capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs. A full valuation allowance has been provided for the entire amount of our NOLs.

General Risk Factors

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

AERPIO PHARMACEUTICALS, INC.

Date: November 10, 2020	By:	/s/ Joseph Gardner, Ph.D.
Joseph Gardner, Ph.D.
President (Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Regina Marek
Regina Marek
Vice President Finance (Principal Financial and Principal Accounting Officer)