Form 10-K
period 2020-12-31
Aerpio Pharmaceuticals, Inc.
filed 2021-03-11
CIK 1422142

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2020 was approximately $49,213,310.

The number of shares of registrant’s common stock outstanding as of March 8, 2021 was 47,313,338.

DOCUMENTS INCORPORATED BY REFERENCE

Summary of the Material and Other Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business, including those described in Part II, Item IA. “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

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

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “plans,” “intend,” “expect,” “anticipate,” “predicts,” “potential,” “believe,” “continue” or similar words, although not all forward-looking statements contain these identifying words. Forward-looking statements include, but are not limited to, statements regarding our strategy, future operations, anticipated financial position, future revenues and projected costs; our strategic alternatives review process and the potential transactions that may be identified and explored as a result of that process; the intended benefits from our collaboration with Gossamer Bio for GB004, including the continued development of GB004 and the milestone and royalty payments related to the collaboration; our management’s prospects, plans and objectives; and any other statements about management’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements.

Readers should not place undue reliance on these forward-looking statements. Our actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which we may not be able to predict and may not be within our control. Factors that could cause such differences include, but are not limited to, the ability to identify and consummate strategic alternatives that yield additional value for shareholders; the timing, benefits and outcome of our strategic alternatives review process, including the determination of whether or not to pursue or consummate any strategic alternative; the structure, terms and specific risks and uncertainties associated with any potential strategic transaction; potential disruptions in our business and the stock price as a result of our exploration, review and pursuit of strategic alternatives or the public announcement thereof and any decision or transaction resulting from such review; the accuracy of our estimates regarding expense, future revenues, uses of cash, capital requirements and the need for additional financing; the continued development of GB004 and maintaining and deriving the intended benefits of the Company’s collaboration with Gossamer Bio; ability to continue to develop razuprotafib or other product candidates, including in indications related to COVID-19; our review and evaluation of strategic plans for our razuprotafib glaucoma program; our ability to attract collaborators with development, regulatory and commercialization expertise; our ability to obtain and maintain intellectual property protection for our product candidates; our ability to attract and retain key personnel, as well as those risks discussed elsewhere in this report, including under the heading “Risk Factors.” All forward-looking statements are made as of the date of this report and we do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

Unless the context requires otherwise, references to this Annual Report on Form 10-K to “Aerpio,” the “Company,” “we,” “us,” and “our” refer to Aerpio Pharmaceuticals, Inc. and its subsidiaries, on a consolidated basis.

PART I

Item 1. Business.

Overview

Aerpio Pharmaceuticals, Inc.(“Aerpio” or the “Company”) is a biopharmaceutical company focused on developing compounds that activate Tie2 in indications in which the Company believes that activation of Tie2 may have therapeutic potential. Our product candidates include razuprotafib (formerly known as AKB-9778), a small molecule VE-PTP inhibitor.

In March 2019, we announced topline results from our Phase 2b (“TIME-2b”) clinical trial of AKB-9778 for the treatment of non-proliferative diabetic retinopathy. Although the results did not meet the study’s primary endpoint, we believe that the TIME-2b study further supported the reduction of intraocular pressure (“IOP”) seen with subcutaneous razuprotafib in the previous TIME-2 study. Based on these findings, we developed a topical ocular formulation of razuprotafib, and observed in preclinical studies activation of Tie2 in Schlemm’s canal, IOP reduction via enhanced outflow facility and favorable tolerability.

In June 2019, we initiated a double-masked, multiple-ascending dose Phase 1b clinical trial for open angle glaucoma (“OAG”). We enrolled four cohorts of 12 subjects each and subjects received increasing daily doses of a topical ocular formulation of razuprotafib or placebo for seven days. The primary endpoint of the trial was ocular safety and tolerability, with IOP lowering as the key pharmacodynamic endpoint. Based on the unmasked interim analysis of Phase 1b, limited to the first three cohorts, which showed the topical ocular administration of razuprotafib was well tolerated, and a time and dose dependent reduction in IOP that, in the highest once daily (“QD”) dose cohort peaked at 4 hours post-dose and was sustained through eight hours on day 7, returning to baseline levels at 24 hours post-dose, a cohort of 43 patients with OHT/OAG (hypertensive eyes) was added to the ongoing study to assess safety and pilot efficacy in the target patient population.

In January 2020, we announced the results of the fifth cohort of subjects noting subjects in cohort five randomized to the active arm exhibited statistically significant decreases in IOP at all post razuprotafib administration time points on both days 1 and 7 compared with day -1 baseline values when they were being treated with prostaglandin alone. When the change is placebo-corrected, razuprotafib plus prostaglandin versus prostaglandin alone produced a statistically significant decrease in IOP on Day 7 at 0, 4 and 8 hours post dose as compared to placebo. We believed these results suggested a persistent IOP-lowering activity from adding razuprotafib to standard-of-care prostaglandin therapy. Topical ocular administration of razuprotafib was well tolerated over seven days in cohort five. There were no reports of conjunctival hemorrhage or pain on instillation during the seven days of dosing and no systemic/non-ocular AEs were observed.

In June 2020, we initiated a Phase 2 clinical trial designed to evaluate the safety and efficacy of a topical formulation of razuprotafib in approximately 195 patients followed over a 28-day period. Patients enrolled in the trial were administered a baseline of latanoprost ophthalmic solution 0.005%, and then randomized in a 1:1:1 fashion to receive adjunctive therapy consisting of placebo, 40 mg/ml razuprotafib once-daily, or 40 mg/ml razuprotafib twice-daily. The primary endpoint of the study was mean diurnal IOP at 28 days in the razuprotafib treated groups compared to the latanoprost monotherapy group.

In December 2020, we reported that razuprotafib met the primary efficacy endpoint at Day 28 with the twice-daily (“BID”) dose group in Aerpio’s double-blind, placebo-controlled Phase 2 trial in patients with elevated IOP associated with OAG or OHT. The change from baseline in diurnal mean IOP at Day 28 of study eyes treated with razuprotafib BID plus latanoprost showed a statistically significant improvement, or drop in IOP, (two-sided p-value 0.0130 and LS mean difference of -0.92 mm Hg) compared to those treated with latanoprost monotherapy.  The razuprotafib QD dose group did not show a statistically significant improvement at Day 28. Further analysis of the results demonstrated that razuprotafib had a larger IOP reduction after longer duration dosing (28 days versus 14 days) consistent with its potential mechanism of repairing Schlemm’s canal. Razuprotafib also produced larger IOP reductions in patients with higher starting IOP, or a 1.6 mm Hg IOP reduction in patients with post wash-out IOP’s of >26 mm Hg and the topical drops were well tolerated in this trial. While the trial met the primary efficacy endpoint at Day 28 with the BID group, the IOP decrease was not at a level deemed sufficient to move to Phase 3 development.

Following the announcement regarding the topline results from the Phase 2 clinical trial of razuprotafib in patients with elevated IOP associated with OAG or OHT, the Company initiated a process to explore a range of strategic alternatives focused on maximizing stockholder value from our clinical and preclinical assets and cash resources. As part of this process, we are exploring strategic options for partnering our programs, as well as the potential for an acquisition, company sale, merger, business combination, asset sale, in-license, out-license or other strategic transaction. Ladenburg Thalmann & Co. Inc. and Duane Nash, M.D., J.D., M.B.A, continue to be retained with respect to the strategic review process. There can be no assurance that this exploration of strategic alternatives will result in the Company entering or completing any transaction.

Additionally, in January 2021, the Company initiated a realignment plan to reduce operating costs and better align its workforce with the needs of its ongoing business. The realignment plan reduces its current workforce by 7 employees, representing approximately 58% of our workforce. As a result of this realignment plan, we estimate we will incur one-time employee related severance expenses of approximately $1.2 million in the first quarter of 2021. We anticipate the majority of the one-time employee severance liability to be paid during 2021. Each affected employee’s eligibility for such severance benefits is contingent upon such employee’s execution of a separation agreement, which includes a general release of claims against us. The charges that we expect to incur in connection with the realignment plan are subject to a number of assumptions, and actual results may differ from our original estimate. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the realignment plan.

Other assets in our pipeline include the following:

Acute Respiratory Distress Syndrome

Based on results in preclinical studies and observations in patients in TIME-2 and TIME-2b trials, we believe that a vascular endothelial receptor, Tie2, may play a pivotal role in the defense against microvascular breach in ARDS. We hypothesize that razuprotafib may have therapeutic potential for the treatment of COVID-19 associated ARDS and initiated two Phase 2 trials during 2020.

Quantum Leap Healthcare Collaboration I-SPY COVID Trial

In May 2020, we were selected by Quantum Leap Healthcare Collaborative to participate in the I-SPY COVID Trial (Investigation of Serial studies to Predict Your COVID Therapeutic Response with biomarker Integration and Adaptive Learning) to evaluate subcutaneous razuprotafib for the treatment of  COVID-19 related ARDS in adult patients with critical COVID-19 (ClinicalTrials.gov Identifier: NCT04488081). The trial was initiated during the third quarter of 2020 but in January 2021, the Data Monitoring Committee recommended discontinuation of razuprotafib after 21 patients due to the complexity of monitoring patients in the setting of a surge in ICU patients. There were no apparent safety signals associated with razuprotafib in these 21 patients and we believe the scientific basis is sound for continuing to evaluate the drug in patients presenting with ARDS across a broader array of infections.

MTEC RESCUE COVID Trial

In August 2020, we announced the receipt of funding to evaluate subcutaneous razuprotafib in a new randomized, investigational trial for the prevention and treatment of ARDS in adult patients with moderate to severe COVID-19 (“RESCUE” trial; ClinicalTrials.gov Identifier: NCT04511650). The RESCUE trial will evaluate subcutaneous razuprotafib for the prevention and treatment of ARDS in adult patients with moderate to severe COVID-19 as part of the MTEC-20-09-COVID-19 Treatment Military Infectious Disease Research Program (“MIDRP”). The Medical Technology Enterprise Consortium (“MTEC”), a non-profit organization primarily funded by the U.S. Army Medical Research and Development Command, will provide up to $5.1 million of reimbursement related to qualified internal and external spending, as it relates to the clinical trial. The RESCUE clinical trial was initiated during the third quarter of 2020 but we decided to stop recruiting in February 2021 after the first 31 patients were enrolled based on challenges recruiting and monitoring patients in the current pandemic environment.  There were no apparent safety signals associated with dosing COVID-19 patients in the RESCUE trial and we plan to further analyze the data to assess trends in efficacy and biomarkers. We expect to report top-line data in the second quarter of 2021.

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

ARP-1536 and Bispecific Antibody

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

Gossamer License Agreement

In June 2018, we licensed AKB-4924, a selective stabilizer of hypoxia-inducible factor-1 alpha (“HIF-1 alpha”) to Gossamer Bio, Inc. (“Gossamer”) AKB-4924, (now called GB004), is being developed for the treatment of inflammatory bowel disease (“IBD”). HIF-1 alpha is involved in mucosal wound healing and the reduction of inflammation in the gastrointestinal tract. After completing a 28-day Phase 1b study in ulcerative colitis patients during 2020, Gossamer initiated a 12-week Phase 2 study of GB004 in patients with mild-to-moderate ulcerative colitis during the second half of 2020 and expects to report top-line results from this study in the first half of 2022.  Gossamer is responsible for all remaining development and commercial activities for GB004.

Our Strategy

Our objective is to develop and advance compounds that activate Tie2 to treat ocular diseases and diabetic complications.  We are taking the following critical steps to achieve this goal:

•	Explore strategic collaborations with leading organizations for the development and commercialization of promising product candidates in our pipeline

The Company initiated a process to explore a range of strategic alternatives focused on maximizing stockholder value from our clinical assets and cash resources. As part of this process, we are exploring strategic options for partnering our programs, as well as the potential for an acquisition, company sale, merger, business combination, asset sale, in-license, out-license or other strategic transaction. Ladenburg Thalmann & Co. Inc. and Duane Nash, M.D., J.D., M.B.A, continued to be retained with respect to the strategic review process. There can be no assurance that this exploration of strategic alternatives will result in the Company entering or completing any transaction.

•	Investigate the sale, licensing or partnering of razuprotafib

While we elected not to advance razuprotafib into Phase 3 development ourselves, we believe the candidate may nevertheless have therapeutic potential in OAG, and we intend to explore strategic opportunities with third parties.

In addition, based on results in preclinical studies and observations in patients in TIME-2 and TIME-2b trials, we believe that a vascular endothelial receptor, Tie2, may play a pivotal role in the defense against microvascular breach in ARDS or potentially across a broader array of infections beyond COVID-19.

Additionally, the downregulation of Tie2 activity occurs in the vasculature of diabetics systemically, particularly in the kidney. In a post-hoc analysis of the earlier TIME-2 clinical trial, there was a 21% reduction (geometric mean) in UACR from baseline in the razuprotafib treatment arms, but an overall increase in UACR in the placebo arm.  The prospective UACR analyses from the recently completed TIME-2b trial largely replicated the results from the previous trial and reinforced the potential beneficial effects of Tie2 activation in diabetic kidney disease. Based on the confirmation of decreased of UACR, a potential indicator of improved kidney function, in the completed TIME-2b trial, we are exploring strategic options for further development of razuprotafib for other indications.

•	Explore strategic options for further development of ARP-1536 and the Bispecific antibody

We are exploring strategic options for further development of ARP-1536, including subcutaneous injection for the treatment of diabetic vascular complications including nephropathy and intravitreal injection for the adjunctive treatment of diabetic macular edema. We are also exploring development options for the bispecific antibody as a potential treatment for wet AMD and DME via intravitreal injection.

•	Focus on cash management to preserve cash

In January 2021, we initiated a realignment plan to reduce operating costs and better align its workforce with the needs of our ongoing business. The realignment plan, reduces its current workforce by 7 employees, representing approximately 58% of our workforce. As a result of this realignment plan, we estimate we will incur one-time employee related severance expenses of approximately $1.2 million in the first quarter of 2021. We anticipate the majority of the one-time employee severance liability to be paid during 2021.

Razuprotafib in Open Angle Glaucoma

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

Role of VE-PTP in Signaling Pathways and Relevance to Glaucoma:

Aerpio has developed potent and selective small molecule inhibitors of the catalytic domain of vascular endothelial protein tyrosine phosphatase (VE-PTP). In vascular endothelial cells, razuprotafib, Aerpio’s lead VE-PTP inhibitor, activates Tie2 and triggers signaling pathways downstream of Tie2 that have been implicated in modulation of conventional outflow facility. These include endothelial nitric oxide synthase (“eNOS”) activation and Rho pathway inhibition via Rac1. In preclinical studies in mice, topical ocular razuprotafib activated Tie2 in Schlemm’s canal, increased Schelmm’s canal area and reduced IOP via enhanced outflow. Taken together these results indicate the razuprotafib reduces IOP via a novel and potentially disease modifying Tie2 mediated effect on Schlemm’s canal and conventional outflow.

VE-PTP
Tie2
P
P
Rac1
PI3K/AKT
AKB-9778
Rho
eNOS
Rhopressa
Vyzulta

Figure 1. VE-PTP inhibition as a novel conventional outflow targeted approach for glaucoma treatment

Activation of Tie2, with razuprotafib, affects pathways commonly associated with reduction of intraocular pressure. Rhopressa and Vyzulta are recently approved glaucoma drugs which block the Rho pathway and stimulate the eNOS pathway, respectively. Inhibition of VE-PTP should provide both benefits, blocking Rho and stimulating eNOS.

Clinical Results in OAG

The results of our Phase 2b (“TIME-2b”) clinical trial showed encouraging data demonstrating the potential for razuprotafib to reduce intraocular pressure in open angle glaucoma and ocular hypertension. In June 2019, we initiated a double-masked, multiple-ascending dose Phase 1b trial and enrolled four cohorts of 12 subjects each. Subjects received increasing daily doses of a topical ocular formulation of razuprotafib or placebo for seven days. The primary endpoint of the trial was ocular safety and tolerability, with IOP lowering as the key pharmacodynamic endpoint. In October 2019, we announced interim results from our Phase 1b clinical trial. The unmasked interim analysis, limited to the first three cohorts, showed the topical ocular administration of razuprotafib was well tolerated.  Compared to placebo, there was a dose dependent increase in minimal to mild conjunctival hyperemia with razuprotafib, which was transient and generally considered non-adverse, and a time and dose dependent reduction in IOP that, in the highest QD dose cohort peaked at 4 hours post-dose and was sustained through eight hours on day 7, returning to baseline levels at 24 hours post-dose. Based on these data, a fifth cohort of 43 patients was recruited with OHT/POAG and baseline IOP measurements between 17 and 27 mmHg while treated with once-daily prostaglandin therapy. Patients were randomized 3:1 to receive either razuprotafib (32 subjects) or placebo (11 subjects), administered in the morning for 7 days, while continuing their evening prostaglandin therapy. Conjunctival hyperemia, IOP, safety and pilot efficacy were assessed in the same manner as described for cohorts one to four.

In January 2020, we announced the results of the fifth cohort of subjects noting subjects in cohort five randomized to the active arm exhibited statistically significant decreases in IOP at all post- razuprotafib administration time points on both days 1 and 7 compared with day -1 baseline values when they were being treated with prostaglandin alone.

Topical ocular administration of razuprotafib was well tolerated over seven days in cohort five. In the active arm treated with razuprotafib plus prostaglandin, 21.9% of subjects experienced hyperemia compared with 9.1% of subjects in the prostaglandin-alone arm. In all cases, this hyperemia was minimal-to-mild in severity, transient in duration and generally considered non-adverse. There were no reports of conjunctival hemorrhage or pain on instillation during the seven days of dosing and no systemic/non-ocular AEs were observed.

We initiated a Phase 2 clinical trial during the second quarter of 2020 designed to evaluate the safety and efficacy of a topical formulation of razuprotafib in approximately 195 patients followed over a 28-day period. Patients enrolled in the trial were administered a baseline of latanoprost ophthalmic solution 0.005%, and then randomized in a 1:1:1 fashion to receive adjunctive therapy consisting of placebo, 40 mg/ml razuprotafib once-daily, or 40 mg/ml razuprotafib twice-daily. The primary endpoint of the study was mean diurnal IOP at 28 days in the razuprotafib treated groups compared to the latanoprost monotherapy group.

In December 2020, we reported that razuprotafib met the primary efficacy endpoint at Day 28 with the twice-daily (“BID”) dose group in Aerpio’s double-blind, placebo-controlled Phase 2 trial in patients with elevated IOP associated with OAG or OHT. The change from baseline in diurnal mean IOP at Day 28 of study eyes treated with razuprotafib BID plus latanoprost showed a statistically significant improvement, or drop in IOP, (two-sided p-value 0.0130 and LS mean difference of -0.92 mm Hg) compared to those treated with latanoprost monotherapy.  The razuprotafib once-daily (“QD”) dose group did not show a statistically significant improvement at Day 28. Further analysis of the results demonstrated that razuprotafib had a larger IOP reduction after longer duration dosing (28 days versus 14 days) consistent with its potential mechanism of repairing Schlemm’s canal. Razuprotafib also produced larger IOP reductions in patients with higher starting IOP, or a 1.6 mmHg IOP reduction in patients with post wash-out IOP’s of >26 mmHg. The razuprotafib topical drops were well tolerated in this trial. While the trial met the primary efficacy endpoint at Day 28 with the BID group, the IOP decrease was not at a level deemed sufficient to move to Phase 3 development.

Role of Tie2 Mediated Vascular Stabilization in Diabetic Vascular Complications and in ARDS/COVID-19

Tie2 is a receptor that is normally activated in healthy blood vessels. When active, Tie2 is a key regulator of vascular stability and function. In its active state, Tie2 maintains blood vessel stability by several mechanisms, including tightening the junctions between the cells that line blood vessels, maintaining support cell coverage of blood vessels, and resisting growth signaling from proliferative cytokines. In diabetic patients and in patients COVID-19, an upregulation of VE-PTP an enzyme that inactivates Tie2, may contribute to vascular destabilization.

Blood Vessel Lumen (extracellular)
Intracellular Space
VE-PTP
(Deactivates Tie2 on intracellular side of receptor)

Figure 2. VE-PTP is upregulated in diabetic vasculature and in hypoxic endothelial cells which is common in patients with ARDS, leading to deactivation of the Tie2 receptor

Razuprotafib

Razuprotafib works by inhibiting VE-PTP, an enzyme that is upregulated in diabetic vasculature and hypoxic endothelial cells and that is responsible for inactivating Tie2. Razuprotafib was developed using modern drug discovery techniques such as structure-based drug design to selectively target and inhibit VE-PTP at sub-nanomolar concentrations and has a high degree of selectivity. The potency and selectivity of razuprotafib minimize the potential for off-target side effects. Inhibition of the inhibitor, VE-PTP, by razuprotafib leads to activation of Tie2.

Figure 4. Razuprotafib binds to and inhibits the active site of VE-PTP, resulting in Tie2 activation

We are aware that Roche is developing agents that inhibit Angpt-2, a natural antagonist of Tie2. Angpt-2 can bind to Tie2 and prevent Angpt-1 dependent activation. However, simply reducing the levels of Ang-2 has no effect on the activity of VE-PTP, which inactivates Tie2 further downstream of Angpt 1/2 binding.

Figure 3. Inhibiting VE-PTP with razuprotafib robustly activates Tie2 in human endothelial cells in pre-clinical experiments (Shen et al. JCI 124:4564-76, 2014)

Role of Tie2 in ARDS in COVID-19 Infections

Preclinical models, large human observational studies, and human genetic studies from leading groups worldwide have independently arrived at the concept that a vascular endothelial receptor, Tie2, may play a pivotal role in the defense against microvascular breach in ARDS. We hypothesize that razuprotafib, being developed as a Tie2 activating compound, could exhibit an acceptable safety profile and show therapeutic promise in the treatment of COVID-19 associated ARDS as a potentially life-saving therapeutic for patients suffering from the devasting respiratory effects of COVID-19.

Starting in 2020, we initiated two Phase 2 clinical trials in COVID-19 patients. One with Quantum Leap Healthcare Collaborative to participate in the I-SPY COVID Trial (Investigation of Serial studies to Predict Your COVID Therapeutic Response with biomarker Integration and Adaptive Learning) to evaluate subcutaneous razuprotafib for the treatment of  COVID-19 related ARDS in adult patients with critical COVID-19 and one with the military, called RESCUE, to evaluate subcutaneous razuprotafib for the prevention and treatment of ARDS in adult patients with moderate to severe COVID-19 as part of the MTEC-20-09-COVID-19 Treatment Military Infectious Disease Research Program (“MIDRP”).

The I-SPY COVID platform trial includes a  study arm that evaluated razuprotafib’s potential to sufficiently stabilize the pulmonary vasculature, in order to slow or prevent the progression of COVID-19 associated pulmonary pathology, decrease the need for ventilator support, and reduce mortality. The I-SPY COVID study of razuprotafib was stopped after 21 patients in January 2021 due to the complexity of monitoring patients in the setting of a surge in ICU patients. There were no apparent safety signals associated with razuprotafib in these 21 patients and we believe the scientific basis is sound for continuing to evaluate the drug in patients presenting with ARDS across a broader array of infections.

In the military sponsored RESCUE trial, we are evaluating razuprotafib for the potential to exhibit an acceptable safety profile and show efficacy for treatment of ARDS in patients with moderate to severe COVID-19; potentially being a life-saving therapeutic for service members in the field suffering from the devasting respiratory and vascular effects of COVID-19. The RESCUE clinical trial was initiated during the third quarter of 2020 but in February 2021, we decided to stop recruiting after the first 31 patients were enrolled based on challenges recruiting and monitoring patients in the current pandemic environment.  There were no apparent safety signals associated with dosing COVID-19 patients in the RESCUE trial and we plan to further analyze the data to assess trends in efficacy and biomarkers.  We expect to report top-line data in the second quarter of 2021.

Other Potential Systemic Indications – Diabetic Nephropathy

Systemic therapy with razuprotafib could also provide therapeutic benefits in other areas of the body affected by diabetes, including in the kidneys and other organ systems. Treatment that could affect vascular compromise in these tissues could potentially prevent or delay the need for more extreme interventions such as kidney dialysis or amputation. Razuprotafib showed encouraging data in a number of prespecified, key secondary endpoints, consistent with the observations in the prior Phase 2a (“TIME-2”) trial related to the changes in UACR, a measure of kidney function.  In a post-hoc analysis of the earlier TIME-2 clinical trial, there was a 21% reduction (geometric mean) in UACR from baseline in the razuprotafib treatment arms, but an overall increase in UACR in the placebo arm.  The prospective UACR analyses from the recently completed TIME-2b trial largely replicated the results from the previous trial and reinforced the potential beneficial effects of Tie2 activation in diabetic kidney disease.

ARP-1536

ARP-1536 is a humanized monoclonal antibody currently in preclinical development that is directed at the same target as subcutaneous razuprotafib. ARP-1536 binds the extracellular domain of VE-PTP inhibiting its ability to interact with Tie2. Our preclinical development program has shown that inhibiting VE-PTP with an antibody results in an activity profile similar to razuprotafib. We are evaluating development options for ARP-1536, including subcutaneous injection for the treatment of diabetic vascular complications, e.g. diabetic nephropathy and intravitreal injection as an adjunctive therapy for diabetic macular edema.

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

License Agreement with Gossamer

In June 2018, we entered into a license agreement (the “Gossamer License Agreement”) with a wholly-owned subsidiary of Gossamer, under which we granted Gossamer an exclusive, sublicensable license to develop and commercialize AKB-4924 (now called GB004) and other structurally related products worldwide, with initial development expected in the indications of induction and maintenance in ulcerative colitis and Crohn’s Disease (collectively “initial indications”). GB004, a selective stabilizer of HIF-1 alpha, works by inhibiting HIF prolyl-

hydroxylase enzymes. Unlike other compounds currently in development that act broadly against all forms of HIF, GB004 selectively stabilizes a specific form of HIF, HIF-1 alpha. HIF-1 alpha has an effect on innate immunity and epithelial barrier function. However, HIF-1 alpha differs from HIF-2, in that it does not stimulate the formation of new red blood cells. Gossamer reported topline results from the Phase 1b study in ulcerative colitis patients in the second quarter of 2020 and announced, subject to developments in the ongoing COVID-19 pandemic, it initiated a 12-week Phase 2 study of GB004 in patients with mild-to-moderate ulcerative colitis during the second half of 2020.  Gossamer is expected to have results of the Phase 2 study in ulcerative colitis patients in the first half of 2022.

Gossamer is responsible for the further development and commercialization of the licensed products, and a joint development committee has been formed to oversee the development and manufacturing activities related to the licensed products.

On May 12, 2020, the Company entered into Amendment No. 1 to the Gossamer License Agreement (“Amendment No. 1”). Pursuant to Amendment No. 1, Gossamer made a payment to the Company of $15.0 million on May 12, 2020. For the year ended December 31, 2020, the Company recognized revenue of $15.0 million based on the terms of Amendment No. 1. No such revenue was recognized during the year ended December 31, 2019.

Under the terms of the Gossamer License Agreement and as amended by Amendment No. 1 (collectively, the “Amended Gossamer License Agreement”), Gossamer is obligated to use its commercially reasonable efforts to develop and commercialize licensed products in the United States, two major European countries and Japan for at least one of the initial indications. The Amended Gossamer License Agreement includes an exclusivity provision that prohibits us from developing, manufacturing or commercializing, and prohibits Gossamer from clinically developing or commercializing certain HIF stabilizing compounds other than as permitted in the Amended Gossamer License Agreement.

Under the terms of the Amended Gossamer License Agreement, we are eligible to receive up to $40.0 million in approval milestone payments related to indications in ulcerative colitis and Crohn’s disease, and up to $50.0 million in sales milestone payments. The Company is also eligible to receive the tiered royalties on sales of licensed products from percentages ranging from a low-single-digit to mid-single-digit, subject to certain customary reductions.

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

The Amended Gossamer License Agreement expires on a licensed-product-by-licensed-product and country-by-country basis on the later of fifteen years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country. Either party may terminate the Amended Gossamer License Agreement for an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party. Gossamer may terminate the Amended Gossamer License Agreement in the event Gossamer determines there is a potential safety or efficacy issue with the licensed products. We may terminate the Amended Gossamer License Agreement if Gossamer institutes certain actions related to the licensed patents. Under certain termination circumstances, we would have worldwide rights to the terminated program.

As of December 31, 2020 and 2019, all development milestones, sales-based milestones and royalty payments within the Amended Gossamer License Agreement are constrained to the point where no transaction price has been allocated to the future milestones or royalty payments.

Intellectual Property

As of December 31, 2020, we owned at least 40 U.S. patents, at least 32 pending U.S. provisional or non-provisional patent applications, at least 286 foreign patents and at least 94 pending foreign applications, with claims directed toward various aspects of our product candidates and research programs, not counting patents and patent applications that have been licensed to a third party. Specifically, the claims of these patents and patent applications include compositions of matter, methods of use, drug product formulations, and methods of manufacture. Such patents and patent applications, if issued, are expected to expire on various dates from 2027 to 2041, without taking into account any possible patent term adjustments or extensions. Within the foregoing patent portfolio, as of December 31, 2020, we owned at least 10 U.S. patents, at least 7 pending U.S. provisional or non-provisional patent applications, at least 52 foreign patents and at least 32 pending foreign applications that are directed toward ARP-1536 and formulations or uses thereof. As of December 31, 2020, within the foregoing patent portfolio, we owned at least 30 U.S. patents, at least 25 pending U.S. provisional or non-provisional patent applications, at least 234 foreign patents and at least 62 pending foreign applications that are directed toward razuprotafib and formulations, medicinal chemistry variants or uses thereof. Such patents claiming compositions of matter directed toward ARP-1536 are set to expire in 2027, without taking into account any possible patent term adjustments or extensions. Such patents claiming compositions of matter directed toward razuprotafib are set to expire in 2027, without taking into account any possible patent term adjustments or extensions.

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

Sales and Marketing

We hold worldwide commercialization rights to all of our product candidates. We are evaluating our development options for our product candidates and, if any receive marketing approval, we may seek to commercialize such candidates independently or in collaboration with one or more third parties.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We have relied on and intend to continue to rely on qualified third-party contract manufacturers to produce our product candidates. We expect that commercial quantities of any compound and materials for our product candidates, if approved, will be manufactured in facilities and by processes that comply with FDA and other regulations. At the appropriate time in the product development process, we will determine whether to establish manufacturing facilities or continue to rely on third parties to manufacture commercial quantities of any products that we may successfully develop.

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

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations, and biologics under the FDCA and the Public Health Service Act (“PHSA”) and its implementing regulations. FDA approval is required before any new unapproved drug or biologic, including a new use of a previously approved drug, can be marketed in the United States. Drugs and biologics are also subject to other federal, state, and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, untitled or warning letters, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us.

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

Preclinical Studies

Before testing any drug or biologic in humans, the product candidate must undergo rigorous preclinical, or nonclinical, testing. Preclinical studies include laboratory evaluations of chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP requirements for safety and toxicology studies. In the United States, the results of the preclinical studies, together with manufacturing information and analytical data must be submitted to the FDA as part of an IND.

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

•

Phase 1. The investigational product is initially introduced into a limited population of healthy human subjects or patients with the target disease or condition. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.

•

Phase 2. The investigational product is administered to a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks, and preliminarily evaluate efficacy.

•

Phase 3. The investigational product is administered to an expanded patient population, generally at geographically dispersed clinical trial sites to generate enough data to statistically evaluate dosage, clinical effectiveness and safety (or safety, purity, and potency for biological product candidates), to evaluate the overall benefit-risk profile of the investigational product, and to provide an adequate basis for physician labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA or NDA.

•

Phase 4. In some cases, the FDA may condition approval of a BLA or NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after approval. In other cases, a sponsor may voluntarily conduct additional clinical trials after approval to gain more information about the drug or biological product. Such post-approval studies are typically referred to as Phase 4 clinical trials. Failure to exhibit due diligence with regard to conducting required Phase 4 clinical trials could result in withdrawal of approval for products.

Sponsors must also submit progress reports detailing the results of the clinical trials, among other information, at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators 15 days after the trial sponsor determines the information qualifies for reporting for serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate. Sponsors must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reactions as soon as possible but in no case later than 7 calendar day after the sponsor’s initial receipt of the information.

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

A manufacturer of an investigational drug or biological product for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug or biological product.  This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative advanced therapy.

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

The FDA conducts a preliminary review of all BLAs and NDAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an application for filing. Once a BLA or NDA has been accepted for filing, the FDA’s goal for novel drug and biological products generally is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. The review process is often significantly extended by the FDA’s requests for additional information or clarification.

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

Expedited Review and Accelerated Approval Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of BLAs and NDAs. For example, Fast Track Designation may be granted to a drug or biologic intended for treatment of a serious or life-threatening disease or condition that has potential to address unmet medical needs. The key benefits of Fast Track Designation are more frequent interactions with the FDA during development and testing, the eligibility for priority review, and rolling review, which is submission of portions of an application before the complete marketing application is submitted.

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

In addition, a sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the drug or biologic is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The benefits of Breakthrough Therapy Designation include the same benefits as a Fast Track Designation, in addition to intensive guidance from FDA to ensure an efficient product development program.

Post-Approval Requirements

Drugs and biologics manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval.

Drug and biologic manufacturers are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. FDA has authority to require post-market studies, in certain circumstances, on reduced effectiveness of a drug or biologic and FDA may require labeling changes related to new reduced effectiveness information. Other potential consequences of a failure to maintain regulatory compliance include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•	mandated modification of promotional materials and labeling and issuance of corrective information;
•	fines, untitled or warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending BLAs or NDAs or supplements to approved BLAs or NDAs, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	injunctions or the imposition of civil or criminal penalties; or
•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs.

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

Pediatric Trials and Exclusivity

A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end of Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. Generally, development program candidates designated as orphan drugs are exempt from the above requirements. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

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

The requirements and process governing the conduct of clinical trials vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP, the applicable regulatory requirements, and the ethical principles that have their origin in the Declaration of Helsinki. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

European Union Clinical Trials Regulation

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial authorization application (“CTA”), must be submitted for each clinical protocol to each country’s National Competent Authority, or NCA, and at least one independent Ethics Committee, or EC, much like the FDA and IRB, respectively. Once the CTA is accepted in accordance with a country’s requirements, the clinical trial may proceed. Under the current regime (the EU Clinical Trials Directive 2001/20/EC and corresponding national laws) all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new regulation, which will be directly applicable in all Member States (meaning that no national implementing legislation in each European Union Member State is required), aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will come into effect following confirmation of full functionality of the Clinical Trials Information System, the centralized European Union portal and database for clinical trials foreseen by the new Clinical Trials regulation, through an independent audit, which is currently expected to occur in December 2021.

Drug Review and Approval in Europe

In the European Economic Area (comprised of the Member States of the European Union plus Norway, Iceland, and Lichtenstein), or EEA, medicinal products are subject to extensive pre- and post-market regulation by regulatory authorities at both the EEA and national levels. Before being placed on the market in the UK or EEA, a medicinal product requires a marketing authorization from the relevant competent authority.

Medicines can be authorized in the EEA by using either the centralized authorization procedure or national authorization procedures.

•

Centralized procedure. The European Medicines Agency (“EMA”), implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the EEA. This procedure results in a single marketing authorization issued by the EMA that is valid across the EEA. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy and tissue-engineered products) and contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases.

•

For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the European Commission following a favorable opinion by the EMA, as long as the medicine concerned contains a new active substance or is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.
•

National authorization procedures. There are also two other possible routes to authorize medicinal products in several EEA countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

•

Decentralized procedure. Under the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EEA country of medicinal products that have not yet been authorized in any EEA country and that do not fall within the mandatory scope of the centralized procedure.

•

Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EEA Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EEA countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

Now that the United Kingdom (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the United Kingdom medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.

Companies developing a new medicinal product must also agree upon, a Pediatric Investigation Plan (“PIP”) with the EMA’s Pediatric Committee (“PDCO”), and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies, (e.g., because the relevant disease or condition occurs only in adults). A PIP describes, among other things, proposed pediatric trials and their timing relative to clinical trials in adults. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) even where the trial results are negative. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted

Data and Marketing Exclusivity

In the EEA, innovative medicinal products qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. Data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical or clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization for a period of eight years from the date on which the reference product was first authorized in the EEA.  During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on a marketing authorization application with a completely independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Accelerated Review

Under the centralized procedure in the EEA, the maximum timeframe for the evaluation of a marketing authorization application is 210 days from receipt of a valid application (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”). Clock stops may extend the timeframe of evaluation of a marketing authorization application considerably beyond 210 days. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, in March 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty, and the United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remained applicable to the United Kingdom, however this ended on December 31, 2020. Since the regulatory framework in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom, as United Kingdom legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom in the long-term. The MHRA, the UK medicines and medical devices regulator, has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act (“ACA”) contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the Trump Administration had issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. As implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

Employees and Human Capital

As of December 31, 2020, we had 12 full-time or part-time employees, including five employees with doctorate level degrees. Of these employees, six employees are engaged in research and development activities and six employees are engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

In January 2021, the Company initiated a realignment plan to reduce operating costs and better align its workforce with the needs of its ongoing business. The realignment plan reduces its current workforce by 7 employees, representing approximately 58% of our workforce. As a result of this realignment plan, we estimate we will incur one-time employee related severance expenses of approximately $1.2 million in the first quarter of 2021. We anticipate the majority of the one-time employee severance liability to be paid during 2021.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to increase shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Our Corporate Information

We were originally incorporated in the State of Delaware in November 2007 under the name “Zeta Acquisition Corp. II.” Prior to our merger in March 2017, Zeta Acquisition Corp. II was a “shell” company registered under the Exchange Act with no specific business plan or purpose until it began operating the business of Aerpio through the merger on March 15, 2017 (the “Merger”). Aerpio was incorporated in the State of Delaware in November 2011 to focus primarily on advancing first-in-class treatments for ocular disease. Effective upon the Merger, a wholly-owned subsidiary of Zeta Acquisition Corp. II merged with and into Aerpio, and Aerpio continued as the operating subsidiary of Zeta Acquisition Corp. II. Immediately following the Merger, Aerpio converted into a Delaware limited liability company with the name Aerpio Therapeutics LLC.

Our corporate headquarters are located at 9987 Carver Road Suite 420, Cincinnati, Ohio 45242, and our telephone number is (513) 985-1920. We maintain a website at www.aerpio.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission (the “SEC”) will be available free of charge through the website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website does not constitute a part of this Annual Report on Form 10-K or any of our other filings with the SEC unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A. Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 4 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors.  If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval of Product Candidates

Risks Related to Our Evaluation of Strategic Alternatives

We cannot assure you that our exploration of strategic alternatives will result in a transaction or that any such transaction would be successful, and the process of exploring strategic alternatives or its conclusion could adversely impact our business and our stock price.

In October 2019, we announced the engagement of Evercore, Ladenburg Thalmann & Co. Inc. and Duane Nash, M.D., J.D., M.B.A. to assist us in identifying and evaluating a range of potential strategic alternatives, including an acquisition, company sale, merger, business combination, asset sale, in-license, out-license or other strategic transaction. This strategic alternative process is ongoing and, as announced in January 2021, we continue to engage Ladenburg Thalmann & Co. Inc. and Duane Nash to assist us with this process. There can be no assurances that the strategic alternatives process will result in the announcement or consummation of any strategic transaction, or that any resulting plans or transactions will yield additional value for shareholders. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to potential buyers on reasonable terms.

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

If we do not successfully consummate a strategic transaction, our Board of Directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, our Board of Directors may decide to pursue a dissolution and liquidation of our Company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our Board of Directors were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation of our Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders. Our commitments and contingent liabilities may include (i) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our Company; (ii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iii) non-cancelable facility lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our Company. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

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

Risks Related to Development of our Product Candidates

We depend heavily on the success of our product candidates. Even if we obtain favorable clinical results, we may not be able to obtain regulatory approval for, or successfully commercialize any of our product candidates.

We rely on our lead product candidates, and our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of such product candidates, which may never occur. We have experienced setbacks in the development of our product candidates and we are currently evaluating our development options. For example, in January 2021, following the announcement regarding the topline results from the Phase 2 clinical trial of razuprotafib in patients with elevated IOP associated with OAG or OHT, we initiated a process to explore a range of strategic alternatives focused on maximizing stockholder value from our clinical assets and cash resources. While the Phase 2 trial met the primary efficacy endpoint at Day 28 with the BID group, the IOP decrease was not at a level deemed sufficient to move to Phase 3 development.

In addition, in May 2020, we were selected by Quantum Leap Healthcare Collaborative to participate in the I-SPY COVID Trial to evaluate razuprotafib for the treatment of COVID-19 related ARDS in adult patients with critical COVID-19. In September 2020, we announced the first patient was dosed with razuprotafib in the I-SPY COVID-19 trial. The I-SPY COVID trial is an investigator-sponsored clinical trial, which is being conducted by Quantum Leap Healthcare Collaborative. While we have provided input to I-SPY with respect to the razuprotafib arm of the I-SPY COVID clinical trial, we have not controlled and do not control the design or administration of investigator-sponsored clinical trials, nor the submission or approval of any IND or foreign equivalent required to conduct these trials. As a result, investigator-sponsored trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of this or other investigator-sponsored trials are inconsistent with, or different from, the results of our company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while investigator-sponsored trials could be useful to inform our own clinical development efforts, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates.

In January 2021, the Data Monitoring Committee recommended discontinuation of razuprotafib in the I-SPY COVID-19 trial after 21 patients due to the complexity of monitoring patients in the setting of a surge in ICU patients. There were no apparent safety signals associated with razuprotafib in these 21 patients and we believe the scientific basis is sound for continuing to evaluate the drug in patients presenting with ARDS across a broader array of infections.

In August 2020, we announced a second COVID-19 trial to evaluate subcutaneous razuprotafib for the prevention and treatment of ARDS in adult patients with moderate to severe COVID-19 as part of the MTEC-20-09-COVID-19 Treatment Military Infectious Disease Research Program (“MIDRP”) (“RESCUE” trial). The Medical Technology Enterprise Consortium (“MTEC”), a non-profit organization primarily funded by the U.S. Army Medical Research and Development Command, will provide up to $5.1 million of reimbursement related to qualified internal and external spending, as it relates to the clinical trial. In February 2021, we decided to stop recruiting after the first 31 patients were enrolled based on challenges recruiting and monitoring patients in the current pandemic environment.  There were no apparent safety signals associated with dosing COVID-19 patients in the RESCUE trial and we plan to further analyze the data to assess trends in efficacy and biomarkers. We expect to report top-line data in the second quarter of 2021.

For both the I-SPY COVID-19 and RESCUE trials, investigation into the therapeutic potential of razuprotafib in this indication is in its early stages and is exploratory, and there can be no assurance that the development of razuprotafib will yield promising results in this indication or that such development will be successful or otherwise proceed on the anticipated timelines or within the anticipated budget.

We currently have no products for sale, generate no revenues from sales of any drugs, and may never be able to develop marketable products. Our product candidates will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence commercialization. We are currently in preclinical development for ARP-1536, which is our other product candidate that we are developing internally. None of our product candidates has advanced into a pivotal trial, and it may be years before such a trial is initiated, if ever. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that any drug candidate is safe and effective and any biological product candidate is safe, pure, and potent for use in each target indication. This process can take many years. Of the large number of drugs in development in the United States, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize any of our product candidates.

We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. As a condition to submitting an NDA to the FDA, we must conduct and complete further clinical trials, including Phase 3 clinical trials, and any additional nonclinical studies or clinical trials required by the FDA. To date, we have completed only a limited number of clinical trials with our product candidates. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process that typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Our development activities could be harmed or delayed by a partial shutdown of the U.S. government, including the FDA. We have not obtained regulatory approval for any product candidate and it is possible that none of our product candidates will ever receive regulatory approval. The FDA may delay, limit or deny approval of our product candidates for many reasons, including, among others:

•	we may not be able to demonstrate that our product candidates are safe and effective in any indications that may be pursued for the product candidate, to the satisfaction of the FDA;
•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;
•	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the FDA may not approve the formulation, labeling or specifications of our product candidates;
•	the FDA may require that we conduct additional clinical trials;

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

In addition, similar reasons may cause the EMA or other regulatory authorities to delay, limit or deny approval of our product candidates outside the United States.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market our product candidates. Because our business is substantially dependent upon our product candidates, any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

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

•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians;

•	ability to monitor patients adequately during and after treatment; and
•	factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g., the COVID-19 pandemic).

Clinical drug development is a lengthy and expensive process with an uncertain outcome, and positive results from preclinical studies or earlier stage clinical trials are not necessarily predictive of the results of our future clinical trials. If we cannot replicate the positive results from preclinical studies or earlier stage clinical trials in subsequent clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies may not be predictive of similar results in humans during clinical trials, and successful results from early or small clinical trials may not be replicated in later and larger clinical trials. For example, while our Phase 2 trial met the primary efficacy endpoint at Day 28 with the BID group, the IOP decrease was not at a level deemed sufficient to move to Phase 3 development . There can be no assurance that the results of any clinical trials that we may undertake in the future will produce positive results. In addition, later stage clinical trials are expected to enroll a larger number of subjects and will treat subjects for longer periods than earlier stage trials, which will result in a greater likelihood that adverse events may be observed. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early stage development, and we may face similar setbacks.

Interim, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock after this offering.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

We may experience delays in the conduct of any clinical trials we may undertake in the future, and we do not know whether such clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all.

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

We may conduct our clinical trials for our product candidates in trial sites outside of the United States, including Japan, the United Kingdom and the European Union, and seek regulatory approval for our product candidates in major markets in addition to the United States, including the European Union, the United Kingdom and Japan. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country, should we attempt to do so, is subject to numerous risks unique to conducting business in international markets, including:

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

We are highly dependent on members of our senior management and loss of the services of any of these persons could impede the achievement of our objectives, including with respect to our efforts for the exploration of strategic alternatives.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. We may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the intense competition among numerous biopharmaceutical companies for similar personnel. In addition, in January 2021, we adopted a realignment plan to reduce operating costs and better align our workforce with the needs of our ongoing business. The realignment plan reduced our workforce by 7 employees, representing approximately 58% of our workforce. As a result, while we have undertaken efforts to retain our current employees, we may experience challenges in doing so.

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

We are currently exploring our development options for our product candidates, and such options may include strategic collaborations and licenses for the future development of our assets. We face competition in seeking appropriate collaborators for our product candidates, and the negotiation process is time-consuming and complex. In order for us to successfully collaborate with a third party on our product candidates, potential collaborators must view these product candidates as economically valuable. Even if we are successful in our efforts to establish strategic collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic collaborations if, for example, development or approval of a product is delayed or sales of an approved product are disappointing. Any delay in entering into strategic collaboration agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.  In addition, our strategic collaborators may terminate any agreements they enter into with us, and we may not be able to adequately protect our rights under these agreements. Furthermore, our strategic collaborators will likely negotiate for certain rights to control decisions regarding the development and commercialization of our product candidates, if approved, and may not conduct those activities in the same manner as we do.

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

We have incurred net and comprehensive losses each year since our inception, with the exception of the three months ended September 30, 2018 and June 30, 2020, as a result of the upfront Gossamer payments discussed above. For the year ended December 31, 2020 and 2019, we incurred net and comprehensive loss of $4.3 million and $23.3 million, respectively. As of December 31, 2020, we had an accumulated deficit of $146.6 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our plans for development of our product candidates and our ability to obtain funding through equity or debt financings, strategic collaborations or grants to fund such development.

We expect to continue to incur significant expenses and operating losses for the foreseeable future, including to sustain our operations while we evaluate our development options for our product candidates, seek strategic alternatives and to operate as a public reporting company.

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

In January 2021, we initiated a realignment plan to reduce operating costs and better align its workforce with the needs of our ongoing business. The realignment plan, reduces its current workforce by 7 employees, representing approximately 58% of our workforce. As a result of this realignment plan, we estimate we will incur one-time employee related severance expenses of approximately $1.2 million in the first quarter of 2021. We anticipate the majority of the one-time employee severance liability to be paid during 2021. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees.

Risks Related to Future Financial Condition

We do not have any committed sources of outside capital. A failure to obtain necessary capital when needed to sustain our business could force us to suspend our operations.

As of December 31, 2020, our cash and cash equivalents were $42.6 million. We are currently evaluating our development options for our product candidates. Any efforts for continued program development will be time-consuming and expensive.

Based on our current operating plan, and absent any future financings or strategic partnerships, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditure requirements through the fourth quarter of 2022. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If adequate funds are not available to us on a timely basis, we may be required to suspend our operations.

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

If we are unable to raise additional funds through equity or debt financing when needed, we may be required to suspend our operations.

Risks Related to Commercialization

Risks Related to Sales, Marketing and Competition

Our future commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, third-party payors and others in the medical community.

Even if we obtain marketing approval for one or more of our product candidates, these product candidates may not gain market acceptance among physicians, third-party payors, patients and others in the medical community. In addition, market acceptance of any approved products depends on a number of other factors, including:

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

Undesirable side effects caused by our product candidates or even competing products in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential products liability claims. Serious adverse events deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole. The most common drug-related adverse events to date in the clinical trials evaluating the safety and tolerability of subcutaneous razuprotafib have been dizziness and asymptomatic decreases in blood pressure, and these adverse events may occur in future development by this route of administration. The most common adverse event seen in the Phase 1b and Phase 2 clinical trials evaluating the safety and tolerability of topical ocular razuprotafib was mild conjunctival hyperemia. Our understanding of the relationship between razuprotafib and these events, as well as our understanding of adverse events in future clinical trials of other product candidates, may change as we gather more information, and additional unexpected adverse events may be observed.

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

With respect to the potential use of razuprotafib for the treatment of ARDS associated with COVID-19, clinical development remains in the early stages. As a result, while we believe razuprotafib may have a favorable tolerability profile in this patient population, there can be no assurance that we will not observe the incidence of adverse events or serious adverse events upon further development of razuprotafib. For example, the incidence of adverse events and serious adverse events may be magnified in this patient population due to the critical and often life-threatening nature of the underlying disease.

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

In addition, the Affordable Care Act (“ACA”) was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The ACA, among other things, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologic products, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% as of January 1, 2019 pursuant to subsequent legislation) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, and the 2020 Omnibus Bill, these reductions are suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. As the legislation currently stands, the reductions will go back into effect April 2021 and will remain in effect through 2030 unless additional Congressional action is taken.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the Trump Administration had issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. As implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

Moreover, the Drug Supply Chain Security Act imposed new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be.

The Trump administration released a plan to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. On July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA also released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada.

On November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model  under which  Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027.  The Interim Final Rule has not been finalized and is subject to revision and challenge. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers.

Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse, revoke, or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is unclear what effect such changes will have on our business and our ability to receive adequate reimbursement for our future products. Some of these proposed measures, including drug  importation and pharmacy benefit manager rebate rule changes, face legal challenges from industry groups and participants. We cannot predict whether additional reform initiatives may be adopted in the future or whether initiatives that have been adopted will be repealed or modified, or whether legal challenges will be successful. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies continue to give regular and close scrutiny to interactions between healthcare companies, including pharmaceutical manufacturers, and healthcare providers, and such scrutiny often leads to investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

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

As of December 31, 2020, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 27.65% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the Board of Directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

We currently intend to preserve our cash resources during our efforts to explore strategic alternatives for our company. Although we currently intend to use our cash and cash equivalents in such a manner, we will have broad discretion in the application of such cash and cash equivalents. Pending their use, we may invest our cash and cash equivalents in a manner that does not produce income or loses value.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. We believe that the state of global economic conditions are particularly volatile and uncertain, not only in light of the COVID-19 pandemic and the potential global recession resulting therefrom, but also due to recent and expected shifts in political, legislative and regulatory conditions concerning, among other matters, international trade and taxation, and that an uneven recovery or a renewed global downturn may negatively impact our ability to conduct clinical trials on the scale and timelines anticipated. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business or political environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make obtaining any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget. To the extent that our profitability and strategies are negatively affected by downturns or volatility in general economic conditions, our business and results of operations may be materially adversely affected.

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

Our business and operations may be negatively impacted by the United Kingdom’s withdrawal from the European Union.

On June 23, 2016, the United Kingdom held a referendum in which a majority of the eligible members of the electorate voted to leave the European Union, commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the United Kingdom ceased being a Member State of the European Union on January 31, 2020. There was a transitional period, during which European Union’s rules continued to apply in the United Kingdom, however this ended on December 31, 2020. The United Kingdom and European Union have signed a EU-UK Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the United Kingdom and the European Union. This agreement provides details on how some aspects of the United Kingdom and European Union’s relationship regarding medicinal products will operate, particularly in relation to Good Manufacturing Practice, however there are still many uncertainties. Many of the regulations that now apply in the United Kingdom following the transition period (including financial laws and regulations, tax, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, medicine approval and regulations, immigration  laws and employment laws), will likely be amended in future as the United Kingdom determines its new approach, which may result in significant divergence from European Union regulations. This lack of clarity on future United Kingdom laws and regulations and their interaction with the European Union laws and regulations increases our regulatory burden of operating in and doing business with both the United Kingdom and the European Union.

The long-term effects of Brexit will depend in part on how the EU-UK Trade and Cooperation Agreement, and any future agreements signed by the United Kingdom and the European Union, take effect in practice. Such a withdrawal from the European Union is unprecedented, and it is unclear how the restrictions on the United Kingdom’s access to the European single market for goods, capital, services and labor and the wider commercial, legal and regulatory environment, could impact our current and future operations and clinical activities in the United Kingdom.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations as a result of Brexit. The United Kingdom will lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers that could make our doing business in the European Union or European Economic Area more difficult. We expect that, now the transition period has expired, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replicate or replace, including those related to the regulation of medicinal products. Any of these effects of Brexit, and others we cannot anticipate, could negatively impact our business and results of operations in the United Kingdom.

The uncertainty concerning the United Kingdom’s legal, political and economic relationship with the European Union following Brexit may also be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).

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

	Common Stock
	High	Low
2020
First Quarter	$0.71	$0.42
Second Quarter	$1.53	$0.49
Third Quarter	$1.90	$1.04
Fourth Quarter	$2.31	$0.96

	High	Low
2019
First Quarter	$4.25	$0.88
Second Quarter	$1.16	$0.85
Third Quarter	$0.90	$0.61
Fourth Quarter	$0.70	$0.45

Stockholders

As of March 8, 2021, there were 113 stockholders of record of our common stock.

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

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during the year ended December 31, 2020.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Aerpio Pharmaceuticals, Inc. should be read in conjunction with the consolidated financial statements and the notes to those statements included in this Annual Report on Form 10-K for the year ending December 31, 2020. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also refer to the section under the heading “Note Regarding Forward-Looking Statements.”

Operating Overview

Aerpio Pharmaceuticals, Inc. is a biopharmaceutical company focused on developing compounds that activate Tie2 as well as other indications in which the Company believes that activation of Tie2 may have therapeutic potential. Our product candidates include razuprotafib (formerly known as AKB-9778), a small molecule VE-PTP inhibitor.

In March 2019, we announced topline results from our Phase 2b (“TIME-2b”) clinical trial of AKB-9778 for the treatment of non-proliferative diabetic retinopathy. Although the results did not meet the study’s primary endpoint, we believe that the TIME-2b study further supported the reduction of intraocular pressure (“IOP”) seen with subcutaneous razuprotafib in the previous TIME-2 study. Based on these findings, we developed a topical ocular formulation of razuprotafib, and observed in preclinical studies activation of Tie2 in Schlemm’s canal, IOP reduction via enhanced outflow facility and favorable tolerability.

In June 2019, we initiated a double-masked, multiple-ascending dose Phase 1b clinical trial for open angle glaucoma (“OAG”). We enrolled four cohorts of 12 subjects each and subjects received increasing daily doses of a topical ocular formulation of razuprotafib or placebo for seven days. The primary endpoint of the trial was ocular safety and tolerability, with IOP lowering as the key pharmacodynamic endpoint. In October 2019, we announced interim results from our Phase 1b clinical trial. The unmasked interim analysis, limited to the first three cohorts, showed the topical ocular administration of razuprotafib was well tolerated. Compared to placebo, there was a dose dependent increase in minimal to mild conjunctival hyperemia with razuprotafib, which was transient and generally considered non-adverse, and a time and dose dependent reduction in IOP that, in the highest once daily (“QD”) dose cohort peaked at 4 hours post-dose and was sustained through eight hours on day 7, returning to baseline levels at 24 hours post-dose. Based on these data, a cohort of 43 patients with ocular hypertension (“OHT”)/OAG (hypertensive eyes) was added to the ongoing study to assess safety and pilot efficacy in the target patient population.

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

Based on the preclinical proof of concept and the results of the Phase 1b trial showing a reduction in IOP in patients with OHT and OAG, we initiated a Phase 2 clinical trial in June 2020 designed to evaluate the safety and efficacy of a topical formulation of razuprotafib in approximately 195 patients followed over a 28-day period. Patients enrolled in the trial will be administered a baseline of latanoprost ophthalmic solution 0.005%, and then randomized in a 1:1:1 fashion to receive adjunctive therapy consisting of placebo, 40 mg/ml razuprotafib once-daily, or 40 mg/ml razuprotafib twice-daily. The primary endpoint of the study is mean diurnal IOP at 28 days in the razuprotafib treated groups compared to the latanoprost monotherapy group

In December 2020, we reported that razuprotafib met the primary efficacy endpoint at Day 28 with the twice-daily (“BID”) dose group in our double-blind, placebo-controlled Phase 2 trial in patients with elevated IOP associated with OAG or OHT. The change from baseline in diurnal mean IOP at Day 28 of study eyes treated with razuprotafib BID plus latanoprost showed a statistically significant improvement, or drop in IOP, (two-sided p-value 0.0130 and LS mean difference of -0.92 mm Hg) compared to those treated with latanoprost monotherapy.  The razuprotafib once-daily (“QD”) dose group did not show a statistically significant improvement at Day 28. Further analysis of the results demonstrated that razuprotafib had a larger IOP reduction after longer duration dosing (28 days versus 14 days) consistent with its potential mechanism of repairing Schlemm’s canal. Razuprotafib also produced larger IOP reductions in patients with higher starting IOP, or a 1.6 mmHg IOP reduction in patients with post wash-out IOP’s of >26 mmHg and the topical drops were well tolerated in this trial. While the trial met the primary efficacy endpoint at Day 28 with the BID group, the IOP decrease was not at a level deemed sufficient to move to Phase 3 development.  Therefore, following the announcement regarding the topline results from the Phase 2 clinical trial of razuprotafib in patients with elevated IOP associated with OAG or OHT, we initiated a process to explore a range of strategic alternatives focused on maximizing stockholder value from our clinical assets and cash resources. As part of this process, we are exploring strategic options for partnering our programs, as well as the potential for an acquisition, company sale, merger, business combination, asset sale, in-license, out-license or other strategic transaction. There can be no assurance that this exploration of strategic alternatives will result in the Company entering or completing any transaction.

Ladenburg Thalmann & Co. Inc. and Duane Nash, M.D., J.D., M.B.A, have been retained with respect to the strategic review process.

In January 2021, we executed a realignment plan to reduce operating costs and better align our workforce with the needs of our ongoing business. The realignment plan reduces our current workforce by 7 employees, representing approximately 58% of our workforce. As a result of this realignment plan, we estimate that we will incur one-time employee related severance expenses of approximately $1.2 million in the first quarter of 2021. We anticipate the majority of the one-time employee severance liability to be paid during 2021. The charges that we expect to incur in connection with the realignment plan are subject to a number of assumptions, and actual results may differ from our original estimate. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the realignment plan.

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

In May 2020, we were selected by Quantum Leap Healthcare Collaborative to participate in the I-SPY COVID Trial (Investigation of Serial studies to Predict Your COVID Therapeutic Response with biomarker Integration and Adaptive Learning) to evaluate subcutaneous razuprotafib for the treatment of COVID-19 related ARDS in adult patients with critical COVID-19 (ClinicalTrials.gov Identifier: NCT04488081). The trial was initiated during the third quarter of 2020 but in January 2021, the Data Monitoring Committee recommended discontinuation of razuprotafib after 21 patients due to the complexity of monitoring patients in the setting of a surge in ICU patients. There were no apparent safety signals associated with razuprotafib in these 21 patients and we believe the scientific basis is sound for continuing to evaluate the drug in patients presenting with ARDS across a broader array of infections.

In August 2020, we announced the receipt of funding to evaluate subcutaneous razuprotafib in a new randomized, investigational trial for the prevention and treatment of ARDS in adult patients with moderate to severe COVID-19 (“RESCUE” trial; ClinicalTrials.gov Identifier: NCT04511650). The RESCUE trial will evaluate subcutaneous razuprotafib for the prevention and treatment of ARDS in adult patients with moderate to severe COVID-19 as part of the MTEC-20-09-COVID-19 Treatment Military Infectious Disease Research Program (“MIDRP”). The Medical Technology Enterprise Consortium (“MTEC”), a non-profit organization primarily funded by the U.S. Army Medical Research and Development Command, will provide up to $5.1 million of reimbursement related to qualified internal and external spending of the Company, as it relates to the clinical trial. The RESCUE clinical trial was initiated during the third quarter of 2020 but we decided to stop recruiting in February 2021 after the first 31 patients were enrolled based on challenges recruiting and monitoring patients in the current pandemic environment.

There were no apparent safety signals associated with dosing COVID-19 patients in the RESCUE trial and we plan to further analyze the data to assess trends in efficacy and biomarkers. We expect to report top-line data in the second quarter of 2021.

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

ARP-1536 and Bi-specific Antibody

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

Gossamer License Agreement

In June 2018, we licensed AKB-4924, a selective stabilizer of hypoxia-inducible factor-1 alpha (“HIF-1 alpha”) to Gossamer Bio, Inc. (“Gossamer”) AKB-4924, (now called GB004), is being developed for the treatment of inflammatory bowel disease (“IBD”). HIF-1 alpha is involved in mucosal wound healing and the reduction of inflammation in the gastrointestinal tract. Gossamer has completed the Phase 1 multiple ascending dose (“MAD”) clinical study and is currently running a Phase 1b clinical study in ulcerative colitis (“UC”) patients. Gossamer has progressed GB004 during 2019 by completing the Phase 1 trial in healthy volunteers and initiating a Phase 1b study in ulcerative colitis patients of 28-day duration. Gossamer reported topline results from the Phase 1b study in the second quarter of 2020 and announced that, subject to developments in the ongoing COVID-19 pandemic, it initiated a 12-week Phase 2 study of GB004 in patients with mild-to-moderate UC in the second half of 2020.  Gossamer is responsible for all remaining development and commercial activities for GB004.

Our primary source of liquidity to date has been through public and private sales of our common stock, redeemable convertible preferred stock, convertible debt and the proceeds from a license agreement entered into with Gossamer (the “Gossamer License Agreement”), as amended by that certain Amendment No. 1 to the Gossamer License Agreement (“Amendment No. 1” and together with the Gossamer License Agreement, as amended by Amendment No. 1, the “Amended Gossamer License Agreement”). For the year ended December 31, 2020, we generated $15.0 million in revenue pursuant to Amendment No. 1.

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

Except for the Amended Gossamer License Agreement that we entered into with Gossamer in June 2018 and amended in May 2020, our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies. There can be no assurance of future revenues either from future payments related to the Amended Gossamer License Agreement, transition services or from our product candidates. Our product candidates are subject to long development cycles, and there is no assurance we will be able to successfully develop, obtain regulatory approval for, or market our product candidates. As of December 31, 2020, we had an accumulated deficit of $146.6 million and anticipate incurring additional losses for the next several years.

The Company’s inability to obtain required funding in the near future could have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations. Based on the Company’s current cash reserves of $42.6 million at December 31, 2020 and financial condition as of this Annual Report on Form 10-K, we believe our existing cash and cash equivalent will be sufficient to fund currently planned operations through the fourth quarter of 2022. The Company is currently evaluating a range of strategic alternatives focused on maximizing stockholder value from our clinical assets and cash resources. As part of this process, we are exploring strategic options for partnering our programs, as well as the potential for an acquisition, company sale, merger, business combination, asset sale, in-license, out-license or other strategic transaction.  There can be no assurance that this exploration of strategic alternatives will result in the Company entering or completing any transaction.

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

Research and Development Expenses

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for our finance, human resources and other administrative personnel, including stock-based compensation, employee benefits and travel. In addition, general and administrative expenses include third-party consulting, legal, patent, audit, accounting services and facilities costs. We expect to continue to incur general and administrative expenses due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company, as well as other costs associated with our business.

Restructuring Expense

Restructuring expense consists primarily of severance related expenses of employees terminated as a result of our restructuring efforts.  Expenses include continued payroll, benefits and outplacement services (collectively “severance”) as defined and agreed upon by the respective employees’ severance agreement.  Severance is recognized as restructuring expense when employees are notified of the restructuring event with a corresponding restructuring accrual which was reduced as payments are made to the employees.

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

Results of Consolidated Operations

The following tables set forth our results of operations:

	Years Ended December 31,
	2020	2019
License revenue	$15,000,000	$—
Operating expenses
Research and development	12,594,823	12,824,402
General and administrative	8,762,222	9,756,185
Restructuring expense	—	1,863,495
Total operating expenses	21,357,045	24,444,082
Loss from operations	(6,357,045)	(24,444,082)
Grant income	1,813,976	—
Other income	79,900	142,729
Interest income	147,846	1,030,839
Total other income	2,041,722	1,173,568
Net and comprehensive loss	$(4,315,323)	$(23,270,514)

Comparison of Years Ended December 31, 2020 and 2019

License Revenue

License revenue for the year ended December 31, 2020 of $15.0 million related to payment received as consideration pursuant to Amendment No. 1 of the Gossamer License Agreement. This revenue was recognized when cash was received upon execution of Amendment No. 1 on May 12, 2020. There were no milestones achieved related to the Gossamer License Agreement in 2020 or 2019.

No such license agreement amendment was executed in 2019.

Operating Expenses

The following table sets forth our operating expenses:

	Years Ended December 31,
	2020	2019
Research and development	$12,594,823	$12,824,402
General and administrative	8,762,222	9,756,185
Restructuring expense	—	1,863,495
Total operating expenses	$21,357,045	$24,444,082

Research and Development

Research and development expenses for the year ended December 31, 2020, decreased $0.2 million, or 1.8%, compared to the year ended December 31, 2019. This was the result of decreased spending on clinical trials during 2020, specifically the Phase 2 program for glaucoma, and the I-SPY and RESCUE clinical trials, compared to the spending related to the completion of razuprotafib TIME-2b and glaucoma Phase 1b clinical trial during 2019.

General and Administrative

General and administrative expenses for the year ended December 31, 2020, decreased $1.0 million, or 10.2%, compared to the year ended December 31, 2019. This decrease was primarily attributable to a decrease in employee related expenses of $0.7 million, legal expenses of $0.3 million and general office expenses of $0.8 million related to the Company’s restructuring efforts in 2019, offset by an increase in liability insurance of $0.3 million, consulting expense of $0.3 million and stock-based compensation of $0.2 million.

Restructuring Expense

Restructuring expenses for the year ended December 31, 2019 was $1.9 million and result of a reduction of headcount during 2019. No such actions were taken during 2020.

Other Income

The following table sets forth our other income:

	Years Ended December 31,
	2020	2019
Other income	$1,813,976	$—
Grant income	79,900	142,729
Interest income	147,846	1,030,839
Total other income	$2,041,722	$1,173,568

Other Income

Other income for the year ended December 31, 2020 of $1.8 million  represents reimbursed internal and external qualified expenses related to the ARDS RESCUE clinical trial, per the terms of the MTEC arrangement. No such arrangement existed in 2019.

Grant Income

Grant income is recognized as earned based on contract work performed. Grant income amounts can vary greatly from period to period depending on the funding and work performed. Grant income decreased in year ended December 31, 2020 compared to year ended December 31, 2019 primarily due to a grant awarded during 2019, and completed the middle of 2020, for development of ARP-1536.  No new grants were awarded during 2020.

Interest Income

Interest income for the years ended December 31, 2020 and 2019, reflects interest earned on short term money market instruments. The net proceeds from our underwritten public offering in June 2018, sale of Company stock and payments received in conjunction with the execution of the Gossamer License Agreement in June 2018 and Amendment No. 1 in May 2020, less cash used in operations, were available for investment. The decrease in interest income in the year ended December 31, 2020 was due primarily to lower interest rates compared to prior year.

Liquidity and Capital Resources

Since inception, we have incurred significant net losses and negative cash flows from operations. For the years ended December 31, 2020 and 2019, we had net losses of $4.3 million and $23.3 million, respectively. At December 31, 2020 and 2019, we had an accumulated deficit of $146.6 million and $142.2 million, respectively.

At December 31, 2020, we had cash and cash equivalents of $42.6 million. To date, we have financed our operations principally through private and public offerings of our equity securities, private placements of our redeemable convertible preferred stock, common stock, issuances of secured convertible promissory notes and proceeds from the Amended Gossamer License Agreement and Amendment No. 1. Based on our current plans, we expect that our existing cash and cash equivalents, will enable us to conduct our planned operations through the fourth quarter of 2022.

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

During the year ended December 31, 2020, 6,523,655 shares of common stock had been sold under this Sales Agreement and received net proceeds of $9.3 million, after deducting expenses of approximately $403,000 (including sales agent compensation of approximately $292,000) that were direct and incremental to the sale of the Company’s common stock.

In January 2021, the Company initiated a process to explore a range of strategic alternatives focused on maximizing stockholder value from our clinical assets and cash resources. As part of this process, we are exploring strategic options for partnering our programs, as well as the potential for an acquisition, company sale, merger, business combination, asset sale, in-license, out-license or other strategic transaction. There can be no assurance that this exploration of strategic alternatives will result in the Company entering or completing any transaction.

Ladenburg Thalmann & Co. Inc. and Duane Nash, M.D., J.D., M.B.A, have been retained with respect to the strategic review process.

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

The following table summarizes our cash flows for the years presented:

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(5,384,952)	$(23,852,522)
Net cash used in investing activities	(19,025)	(236,952)
Net cash provided by financing activities	9,484,376	—
Net increase (decrease) in cash and cash equivalents	$4,080,399	$(24,089,474)

Operating Activities

We have historically experienced negative operating cash outflows as we developed razuprotafib and our pipeline programs. Our net cash used in operating activities primarily results from our net loss adjusted for non-cash expenses, changes in working capital components, amounts due to contract research organizations to conduct our clinical programs and employee-related expenditures for research and development and general and administrative activities. Our cash flows from operating activities will continue to be affected by spending to advance and support our product candidates in the clinic and other operating and general administrative activities.

For the year ended December 31, 2020, operating activities used $5.4 million in cash primarily as a result of a net loss of $4.3 million, which includes $15.0 million of revenue earned from Amendment No. 1 to the Gossamer License Agreement, offset by $2.5 million in working capital and $1.4 million in non-cash expenses related to stock-based compensation and depreciation expense. We do not expect revenue will reoccur unless milestones outlined in the Gossamer License Agreement are achieved.

For the year ended December 31, 2019, operating activities used $23.9 million in cash primarily as a result of the net loss of $23.3 million offset by $1.9 million in working capital and $1.3 million in non-cash expenses related to stock-based compensation and depreciation expense.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2020 and 2019 was related to capital expenditures to support operations.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 includes $9.3 million net proceeds from the sale of our common stock sold under the Sales Agreement with Cantor. No such activity occurred in 2019.

Contractual Obligations and Commitments

During 2019, the Company leased 7,580 square feet of office space in Cincinnati, Ohio, 4,000 square feet of office space in Lexington, Massachusetts and 687 square feet of office space in Dexter Michigan. During the fourth quarter of 2019, the Company terminated the Lexington and Dexter leases, without penalty. The Cincinnati property lease includes one month of free rent, escalating rent payments and expires in July 2021. Total rent expense for all operating leases was $0.2 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

Upfront License and Amendment License Fees: If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from nonrefundable, upfront license and amendment license fees based on the relative value prescribed to the license compared to the total value of the arrangement. The revenue is recognized when the license is transferred to the collaborator and the collaborator is able to use and benefit from the license.  For licenses that are not distinct from other obligations identified in the arrangement, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, the Company applies an appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, upfront license fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

For the years ended December 31, 2020 and 2019, stock-based compensation expense was $1.3 million and $1.1 million, respectively.  As of December 31, 2020, we had $1.5 million of total unrecognized stock-based compensation costs for stock options, which we expect to recognize over a weighted-average period of 1.66 years.

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

Interest Rate Risk

The Company’s cash and cash equivalents at December 31, 2020 consist of all cash on hand, deposits and funds invested in short-term investments with original maturities of three months or less at the time of purchase and earn interest income. Therefore, there was minimal or no interest rate risk.

Item 8. Consolidated Financial Statements and Supplementary Data.

Beginning on page 80 are the consolidated financial statements with applicable notes and the related Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aerpio Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aerpio Pharmaceuticals, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively, referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011

Cincinnati, Ohio

March 11, 2021

AERPIO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	Year Ended December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$42,604,935	$38,524,536
Prepaid research and development contracts	510,177	311,154
Other current assets	1,603,913	734,785
Total current assets	44,719,025	39,570,475
Furniture and equipment, net	121,730	164,187
Operating lease right-of-use assets, net	63,919	162,124
Deposits	20,000	40,000
Total assets	$44,924,674	$39,936,786

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,799,371	$3,231,450
Current portion of operating lease liability	67,438	102,555
Total current liabilities	1,866,809	3,334,005
Operating lease liability, net of current portion	—	67,438
Total liabilities	1,866,809	3,401,443
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 300,000,000 shares authorized and 47,251,319 and 40,588,004 shares issued and outstanding at December 31, 2020 and 2019.	4,725	4,059
Additional paid-in capital	189,603,985	178,766,806
Accumulated deficit	(146,550,845)	(142,235,522)
Total stockholders’ equity	43,057,865	36,535,343
Total liabilities and stockholders’ equity	$44,924,674	$39,936,786

The accompanying notes are an integral part of these consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2020	2019
License revenue	$15,000,000	$—
Operating expenses
Research and development	12,594,823	12,824,402
General and administrative	8,762,222	9,756,185
Restructuring expense	—	1,863,495
Total operating expenses	21,357,045	24,444,082
Loss from operations	(6,357,045)	(24,444,082)
Other income	1,813,976	—
Grant income	79,900	142,729
Interest income	147,846	1,030,839
Total other income	2,041,722	1,173,568
Net and comprehensive loss	$(4,315,323)	$(23,270,514)

Net and comprehensive loss per share
Basic and diluted	$(0.10)	$(0.57)
Weighted average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	42,624,148	40,588,004

The accompanying notes are an integral part of these consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at December 31, 2019	40,588,004	$4,059	$177,621,807	$(118,959,291)	$58,666,575
Issuance of warrants	—	—	53,440	—	53,440
Cumulative effect of change in accounting principle	—	—	5,717	(5,717)	—
Stock-based compensation expense	—	—	1,085,842	—	1,085,842
Net and comprehensive loss	—	—	—	(23,270,514)	(23,270,514)
Balance at December 31, 2019	40,588,004	4,059	$178,766,806	$(142,235,522)	$36,535,343
Issuance of warrants	—	—	71,939	—	71,939
Issuance of common stock upon exercise of stock options	139,660	14	143,520	—	143,534
Issuance of common stock, net of issuance costs of $402,795	6,523,655	652	9,340,190	—	9,340,842
Stock-based compensation expense	—	—	1,281,530	—	1,281,530
Net and comprehensive loss	—	—	—	(4,315,323)	(4,315,323)
Balance at December 31, 2020	47,251,319	$4,725	$189,603,985	$(146,550,845)	$43,057,865

The accompanying notes are an integral part of these consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019
Operating activities:
Net and comprehensive loss	$(4,315,323)	$(23,270,514)
Adjustments to reconcile net and comprehensive loss to net cash used in operating activities:
Depreciation	61,482	76,501
Loss on disposal of assets	—	94,713
Consulting expense related to warrants	71,939	53,440
Stock-based compensation	1,281,530	1,085,842
Changes in operating assets and liabilities:
Prepaid research and development contracts	(199,023)	443,238
Other current assets	(869,128)	(119,104)
Deposits	20,000	960
Accounts payable and accrued expenses	(1,436,429)	(2,217,598)
Net cash used in operating activities	(5,384,952)	(23,852,522)
Investing activities:
Purchase of furniture and equipment	(19,025)	(236,952)
Net cash used in investing activities	(19,025)	(236,952)
Financing activities:
Proceeds from issuance of common stock	9,743,637	—
Cash paid in connection with the sale of common stock	(402,795)	—
Proceeds from issuance of common stock upon exercise of stock options	143,534	—
Net cash provided by financing activities	9,484,376	—
Net increase (decrease) in cash and cash equivalents	4,080,399	(24,089,474)
Cash and cash equivalents at beginning of year	38,524,536	62,614,010
Cash and cash equivalents at end of year	$42,604,935	$38,524,536

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Organization and Operations

Aerpio Pharmaceuticals, Inc. (“Aerpio” or the “Company”) is a biopharmaceutical company focused on developing compounds that activate Tie2 in indications in which the Company believes that activation of Tie2 may have therapeutic potential. Our product candidates include razuprotafib (formerly known as AKB-9778), a small molecule VE-PTP inhibitor. The Company was incorporated as Zeta Acquisition Corp. II (“Zeta”) in the State of Delaware on November 16, 2007. Zeta was a “shell company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

The Company’s pipeline includes the following programs:

Glaucoma: Based on the preclinical proof of concept and the results of the Phase 1b trial showing a reduction in intraocular pressure (“IOP”) in patients with ocular hypertension  (“OHT”) and open angle glaucoma (“OAG”), the Company initiated a Phase 2 clinical trial in June 2020 designed to evaluate the safety and efficacy of a topical formulation of razuprotafib in approximately 195 patients followed over a 28-day period. Patients enrolled in the trial were administered a baseline of latanoprost ophthalmic solution 0.005%, and then randomized in a 1:1:1 fashion to receive adjunctive therapy consisting of placebo, 40 mg/ml razuprotafib once-daily, or 40 mg/ml razuprotafib twice-daily. The primary endpoint of the study was mean diurnal IOP at 28 days in the razuprotafib treated groups compared to the latanoprost monotherapy group.

In December 2020, the Company reported that razuprotafib met the primary efficacy endpoint at the end of the 28-day period (“Day 28”) with the twice-daily (“BID”) dose group in its double-blind, placebo-controlled Phase 2 trial in patients with elevated IOP associated with OAG or OHT. The change from baseline in diurnal mean IOP at Day 28 of study eyes treated with razuprotafib BID plus latanoprost showed a statistically significant improvement, or drop in IOP, (two-sided p-value 0.0130 and LS mean difference of -0.92 mm Hg) compared to those treated with latanoprost monotherapy. The razuprotafib once-daily dose group did not show a statistically significant improvement at Day 28. While the Phase 2 clinical trial met its primary efficacy endpoint with the BID group, the IOP decrease was not at a level deemed sufficient to move to Phase 3 development.

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

In May 2020, the Company was selected by Quantum Leap Healthcare Collaborative to participate in the I-SPY COVID-19 Trial (Investigation of Serial studies to Predict Your COVID Therapeutic Response with biomarker Integration and Adaptive Learning) to evaluate subcutaneous razuprotafib for the treatment of COVID-19 related ARDS in adult patients with critical COVID-19. The trial was initiated during the third quarter of 2020 and trial updates are anticipated in the first half of 2021, subject to potential delays in subject enrollment and study completion, including due to delays arising from the ongoing COVID-19 pandemic, and the potential for project cancellation or discontinuation by Quantum Leap Healthcare Collaborative.

In August 2020, the Company initiated a second Phase 2 clinical trial (“RESCUE”) for the treatment of  COVID-19 with the U.S. Government operating through Medical Technology Enterprise Consortium (“MTEC”). This RESCUE trial will evaluate subcutaneous razuprotafib for the prevention and treatment of ARDS in adult patients with moderate to severe COVID-19 as part of MTEC-20-09-COVID-19 Treatment Military Infectious Disease Research Program (“MIDRP”) “Development of Treatments for COVID-19”. Per the terms of the agreement with MTEC, MTEC will provide partial reimbursement up to $5.1 million related to qualified internal and external spending of the Company, as it relates to the clinical trial.    The Company expects to report top-line data upon study completion in the second quarter of 2021.

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

ARP-1536 and Bi-specific Antibody: The humanized monoclonal antibody, ARP-1536, directed at the same target as subcutaneous razuprotafib, is in preclinical development. The Company is evaluating development options for ARP-1536, including subcutaneous injection for the treatment of diabetic vascular complications, e.g., diabetic nephropathy and intravitreal injection as an adjunctive therapy for diabetic macular edema.  The Company is also developing a bispecific antibody that binds both vascular endothelial growth factor (“VEGF”) and vascular endothelial protein tyrosine phosphatase (“VE-PTP”) which is designed to inhibit VEGF activation and activate Tie2. The Company believes this bispecific antibody has the potential to be an improved treatment for wet aged-related macular degeneration (“AMD”) and diabetic macular edema via intravitreal injection.

In June 2018, the Company licensed AKB-4924 (now GB004), a selective stabilizer of hypoxia-inducible factor-1 alpha (“HIF-1 alpha”) to a wholly-owned subsidiary of Gossamer Bio, Inc., GB004, Inc. (collectively “Gossamer”), which is being developed for the treatment of inflammatory bowel disease (“IBD”). HIF-1 alpha is involved in mucosal wound healing and the reduction of inflammation in the gastrointestinal tract. Gossamer completed the Phase 1b clinical trial in ulcerative colitis (“UC”) patients and reported results during the second quarter of 2020. Gossamer has announced that, subject to developments in the ongoing COVID-19 pandemic, it initiated a 12-week Phase 2 study of GB004 in patients with mild-to-moderate UC during the second half of 2020.

In May 2020, the Company received a one-time payment of $15.0 million pursuant to an amendment to its license agreement with Gossamer resulting in a reduction in future potential milestone payments and tiered royalty rates over the life of the license agreement. Gossamer is responsible for all remaining development and commercial activities for GB004.

In February 2018, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) which was declared effective by the SEC on April 11, 2018 (the “Form S-3”). On February 21, 2018, and pursuant to the Form S-3, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which it may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75.0 million through Cantor as the  sales agent. Cantor may sell the Company’s common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for the Company’s common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. During the year ended December 31, 2020, 6,523,655 shares of the Company’s common stock were sold under the Sales Agreement, pursuant to the Form S-3, the related prospectus, and the prospectus supplement. The net proceeds received from this transaction were $9.3 million, after deducting expenses of approximately $403,000 (including sales agent compensation of approximately $292,000) that were direct and incremental to the sale of the Company’s common stock.

The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its technology, identifying potential product candidates and undertaking preclinical and clinical studies. The Company’s revenue has been primarily limited to license revenue from Gossamer described in Note 14. The Company’s product candidates are subject to long development cycles and there is no assurance the Company will be able to successfully develop, obtain regulatory approval for, or market its product candidates.

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

The Company incurred losses from operations and had negative cash flows from operating activities for the year ended December 31, 2020 and 2019 (and since inception). As of  December 31, 2020, the Company’s cash and cash equivalents were approximately $42.6 million. The company is currently evaluating its development options for its product candidates. Any efforts for continued program development will be time-consuming and expensive. Based on its current operating plan, and absent any future financings or strategic partnerships, the Company believes its existing cash and cash equivalents will be sufficient to fund its current operating plan through the fourth quarter of 2022, and as a result, through at least twelve months from the filing of the Company’s 2020 Annual Report on Form 10-K.

There can be no assurance, however, that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact the Company’s ability to access capital as and when needed. If the Company is unable to raise the necessary funds when needed on a timely basis, it may be required to suspend its operations.

The Company is currently evaluating a range of strategic alternatives focused on maximizing stockholder value from its clinical assets and cash resources. As part of this process, it is exploring strategic options for partnering its programs, as well as the potential for an acquisition, company sale, merger, business combination, asset sale, in-license, out-license or other strategic transaction.  There can be no assurance that this exploration of strategic alternatives will result in the Company entering or completing any transaction.

COVID-19 has resulted, and will likely continue to result, in significant governmental measures being implemented to control the spread of the virus through quarantines, travel restrictions, heightened border security and other measures. While the Company cannot predict the scope and severity, these developments and measures could materially and adversely affect its business, including its clinical trials for ARDS programs, results of operations and financial condition. In addition, in response to the continuing spread of COVID-19, the Company has kept its executive offices closed with its employees continuing their work outside of the office. The Company is closely monitoring the impact of COVID-19 on all aspects of its business and is taking steps to minimize the impact on its business. However, the extent to which COVID-19 ultimately impacts the Company’s business, results of operations or financial condition will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the COVID-19 pandemic, new information that may emerge concerning the severity of COVID-19 and the effectiveness of actions taken to contain the COVID-19 pandemic or treat its impact, among others. While some states and jurisdictions have started to rollback stay-at-home and quarantine orders and reopened in phases, it is difficult to predict what the lasting impact of the COVID-19 pandemic will be, and if the Company or any of the third parties with whom it engages were to experience additional shutdowns or other prolonged business disruptions, the Company’s ability to conduct its business in the manner and on the timelines presently planned could have a material adverse impact on the Company’s business, results of operation and financial condition. In addition, a recurrence of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. The Company will continue to monitor developments as it deals with the disruptions and uncertainties relating to the COVID-19 pandemic.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with SEC regulations and include all of the information and disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand and $100,000 invested in short-term certificates of deposits  with original maturities of three months or less at the time of purchase.  At December 31, 2020 and 2019, the Company’s cash equivalents are primarily held in money market funds. The Company  maintains balances with its banks in excess of federally insured limits.

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

The Company enters into collaboration arrangements, under which it licenses certain rights to its intellectual property to third parties. The terms of these agreements may include payment to the Company of one or more of the following: nonrefundable upfront license fees; development, sale and commercial milestone payments and royalties on net sales of licensed products. Each of these types of payments are classified as license revenue except for revenue from royalties on net sales of licensed products, which are classified as royalty revenue, if received.

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

Upfront License and Amendment License Fees: If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from nonrefundable, upfront (or one-time) license and amendment license fees based on the relative value prescribed to the license compared to the total value of the arrangement. The revenue is recognized when the cash is received or when the license is transferred to the collaborator and the collaborator is able to use and benefit from the license.  For licenses that are not distinct from other obligations identified in the arrangement, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, the Company applies an appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, license fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2020 and 2019, the Company does not have any uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions, if any exist, in income tax expense.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. All the Company’s stock-based awards are subject only to service-based vesting conditions. The Company estimates the fair value of its stock-based awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends.

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

To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers within the fair value hierarchy in the years ended December 31, 2020 and 2019. The assets of the Company measured at fair value on a recurring basis as of December 31, 2020 and 2019 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets:
Cash and cash equivalents	$42,604,935	$—	$—	$42,604,935
Total assets	$42,604,935	$—	$—	$42,604,935
December 31, 2019
Assets:
Cash and cash equivalents	$38,524,536	$—	$—	$38,524,536
Total assets	$38,524,536	$—	$—	$38,524,536

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are the only financial instruments that potentially subject the Company to concentrations of credit risk. At December 31, 2020 and 2019, the Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

Leases

At the inception of an arrangement the Company determines whether the arrangement is or contains a lease based on the circumstances present. All leases with a term greater than one year are recognized on the consolidated balance sheet as right-of-use assets, net, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the consolidated balance sheet leases with terms of one-year or less if entered into. Lease liabilities and their corresponding right-of-use assets, net are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use assets, net may be required for items such as initial direct costs paid or incentives received.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 improves financial reporting for share-based payments issued to nonemployees under ASC 718 by expanding the scope of the employee share-based payments guidance to include share-based payments issued to nonemployees. The amendments in ASU 2018-07 were effective for public companies for fiscal years beginning after December 31, 2018, including interim periods within that fiscal year. The Company adopted ASU 2018-07 as of January 1, 2019 and recorded a one-time cumulative adjustment of $5,717 upon adoption.

No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the Company’s consolidated financial statements.

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	December 31,
	2020	2019
Accounts payable	$523,037	$439,785
Accrued bonus	428,683	689,830
Professional fees	444,534	346,999
Accrued project costs	328,463	382,131
Accrued vacation	48,107	43,470
Restructuring accrual (see Note 15)	—	793,913
Accrued retention bonus	—	521,859
Other	26,547	13,463
Total accounts payable and accrued expenses	$1,799,371	$3,231,450

4. Furniture and Equipment

Furniture and equipment consist of the following as of:

	December 31,
	2020	2019
Furniture	$154,669	$154,669
Computers	68,642	56,443
Equipment	252,882	246,056
Leasehold improvements	35,869	35,869
Total furniture and equipment	512,062	493,037
Accumulated depreciation	(390,332)	(328,850)
Furniture and equipment, net	$121,730	$164,187

5. Common Stock

As of December 31, 2020 and 2019, the Company had 300,000,000 shares of authorized common stock with par value of $0.0001 per share.

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

Warrants to Purchase Common Stock

At December 31, 2020 and 2019, the Company had warrants outstanding for the purchase of 600,000 and 917,562 shares, respectively, of the Company’s common stock. In October 2019, the Company issued warrants for the purchase of 600,000 shares of the Company’s common stock at an exercise price of $0.486 per share in connection with the hiring of a strategic advisor consultant for a six-month period. These warrants vested in equal monthly installments over a six-month period beginning October 14, 2019 and expire on October 24, 2024. At the date of grant the fair value of these awards was determined using a Black-Scholes Merton pricing model. Included at December 31, 2019, are warrants for the purchase of 317,562 shares of the Company’s common stock at an exercise price of $5.00 per share that were issued in 2017 and have a three-year term. The 317,562 warrants expired on March 15, 2020, and none were exercised or settled as the fair value of the Company’s common stock was below the exercise price. The number of shares and the exercise price shall be adjusted for standard anti-dilution events such as stock splits, combinations, reorganizations, or issue shares as part of a stock dividend. Upon a change of control, the warrant holder will have the right to receive securities, cash or other properties it would have been entitled to receive had the warrant been exercised. The warrants are equity classified instruments and do not contain contingent exercise provisions, or other features, that would preclude the Company from concluding that the warrants are indexed solely to the Company’s common stock.

6. Preferred Stock

As of December 31, 2020 and 2019, the Company had 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital. No preferred stock was issued and outstanding at December 31, 2020 and 2019.

7. Stock-Based Compensation

In March 2017, the Company’s Board of Directors adopted, and the stockholders approved, the 2017 Stock Option and Incentive Plan (the “2017 Plan”), that became effective in April 2017. The 2017 Plan provides for the issuance of incentive awards up to 4,600,000 shares of common stock to officers, employees, consultants and directors, less the number of shares subject to issued and outstanding awards under the Company’s 2011 Equity Incentive Plan that were assumed in the Merger. The 2017 Plan also provides that the number of shares reserved for issuance thereunder will be increased annually on the first day of each year beginning in 2018 by four percent (4%) of the shares of our common stock outstanding on the last day of the immediately preceding year or such smaller increase as determined by our Board of Directors. As a result of the evergreen increase, a total of 1,623,520 shares were added to the 2017 Plan on January 1, 2020 and a total of 1,890,052 were added to the 2017 Plan on January 1, 2021.

Stock Options

The options granted generally vest over 48 months. Under the 2017 Plan, options vest in installments of 25% at the one-year anniversary and thereafter in 36 equal monthly installments beginning on the 1st of the month after the one-year anniversary date, subject to the employee’s continuous service with the Company. In May 2019, the Company issued a special retention grant of options to purchase an aggregate of 2,419,050 shares of common stock which vest in installments of 50% at June 30, 2020 and 50% at June 30, 2021, subject to the employee’s continuous service with the Company.  The options generally expire ten years after the date of grant. The fair value of the options at the date of grant is recognized as an expense over the requisite service period. Option awards to purchase an aggregate of 962,720 and 4,666,728 shares of common stock were granted during the year ended December 31, 2020 and 2019, respectively. All option awards granted during 2020 and 2019 were under the 2017 Equity Plan.

As of December 31, 2020 and 2019, 3,634,905 and 1,983,093 shares were reserved for issuance under the 2017 Plan, respectively.

The following table summarizes the stock option activity during the years ended December 31, 2020 and 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2019	3,351,132	$3.73	8.24	$142,788
Granted	4,666,728	1.85
Exercised	—
Expired/cancelled	(2,682,010)	2.70
Outstanding, December 31, 2019	5,335,850	$2.60	6.23	$2,866
Expected to vest, December 31, 2019	2,395,265	$1.93	9.00	$2,866
Options exercisable, December 31, 2019	2,940,585	$3.15	3.98	$—
Outstanding, January 1, 2020	5,335,850	$2.60	6.23	$2,866
Granted	962,720	0.71
Exercised	(139,660)	1.03
Expired/cancelled	(1,516,670)	3.97
Outstanding, December 31, 2020	4,642,240	$1.81	7.00	$358,209
Expected to vest, December 31, 2020	2,142,687	$1.45	8.55	$333,028
Options exercisable, December 31, 2020	2,499,553	$2.12	5.67	$25,181

Aggregate intrinsic value represents the estimated fair value of the Company’s common stock in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value of the options at December 31, 2020 and 2019, was $358,209 and $2,866, respectively.

Stock options exercised during 2020 had an intrinsic value of $149,172.  No stock options were exercised during 2019.

For the years ended December 31, 2020 and 2019, the Company recognized compensation expense for stock options of $1,281,530 and $1,085,842, respectively. During the fourth quarter of 2019, the Company recorded a one-time stock-based compensation cumulative reversal of $1,051,735 for the forfeitures of outstanding equity awards related to the Chief Executive Officer and Chief Financial and Business Officer who departed the Company on October 15, 2019. As of December 31, 2020, there was $1,463,227 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.66 years.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. For the years ended December 31, 2020 and 2019, there were 962,720 and 4,666,728 options granted out of the 2017 Plan, respectively. Option pricing models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. As there has not been significant public market activity of the Company’s Common Stock, the Company has determined the volatility assumption for options granted based on data from a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using the average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on the rate applicable to U.S. Treasury zero-coupon issues, with remaining maturities commensurate with the expected term of the options granted in effect on the date of grant. The Company has not paid, and does not anticipate paying, cash dividends on shares of Common Stock; therefore, the expected dividend yield is assumed to be zero in the option valuation model.  Accordingly, the weighted-average fair value of the options granted during the years ended December 31, 2020 and 2019, was $0.43 and $1.11, respectively.  The calculation was based on the following assumptions.

	Year Ended December 31,
	2020	2019
Expected term (years)	5.92	5.36
Risk-free interest rate	0.53%	2.24%
Expected volatility	69.36%	64.88%
Expected dividend yield	—	—

Compensation Expense Summary

The Company recognized the following compensation cost related to employee and non-employee stock-based compensation activity for the periods presented below.

	Year Ended December 31,
	2020	2019
Research and development	$537,515	$510,923
General and administrative	744,015	574,919
Total	$1,281,530	$1,085,842

The increase in compensation expense during the year ended December 31, 2020, is primarily due to expense related to the May 2019 special retention grant.

8. Income Taxes

The Company did not record a current or deferred income tax expense or benefit for the years ended December 31, 2020 and 2019, due to the Company’s net and comprehensive losses and increases in its deferred tax asset valuation allowance. A reconciliation of the statutory federal income tax with the provision for income taxes are as follows:

	Year Ended December 31,
	2020	2019
Federal tax at statutory rate	(21.00%)	(21.00%)
State and local tax at statutory rates, net of federal income tax	(6.52)	(0.82)
Research and development credits	(15.90)	(3.39)
Stock-based compensation	13.31	0.49
Other	0.04	0.07
Change in valuation allowance	30.07	24.65
Effective tax rate	0.00%	0.00%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income and for tax carryforwards, recorded at the enacted federal statutory income tax rate.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$26,184,326	$24,966,019
Accrued expenses	107,525	413,048
Stock-based compensation	428,125	738,768
Research and development credits	5,326,964	4,640,960
Operating lease right-of-use assets, net	15,152	37,793
Other	5,232	2,423
Total deferred tax assets	32,067,324	30,799,011
Deferred tax liabilities:
Furniture and equipment	17,425	24,967
Operating lease liability	14,361	36,044
Total deferred tax liabilities	31,786	61,011
Net deferred tax assets before valuation allowance	32,035,538	30,738,000
Less valuation allowance	(32,035,538)	(30,738,000)
Net deferred tax asset	—	$—

When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operation is recognized as a reduction of income tax expense. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. The Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets, and accordingly, a full valuation allowance has been provided on its net deferred tax assets. The valuation allowance increased $1,297,538 and $5,735,658 in 2020 and 2019, respectively, as a result of an increase in the net operating loss (“NOL”) and an increase of research and development credits carryforwards. The Company continues to monitor the need for a valuation allowance based on the profitability of its future operations.

At December 31, 2020, the Company has $84,173,001 of federal NOL carryforwards  with expirations between 2032 and 2038. The Company has $33,263,905 of federal NOL carryforwards with no expiration as a result of the 2017 Tax Act. Additionally, the Company has $64,932,119 of state and local NOL carryforwards with expiration between 2021 and 2041. Finally, at December 31, 2020, the Company has $5,326,964 of federal research and development credit carryforwards that expire at various dates through 2041.

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

As of December 31, 2020 and 2019, the Company had no accrued uncertain tax positions or associated interest or penalties and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

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

9. Net and Comprehensive Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net and comprehensive loss per share attributable to common stockholders for the periods presented:

	Year Ended December 31,
	2020	2019
Net and comprehensive loss attributable to common stockholders	$(4,315,323)	$(23,270,514)
Weighted average common shares used in computing net and comprehensive loss per share attributable to common stockholders, basic and diluted	42,624,148	40,588,004
Net and comprehensive loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.57)

The following weighted average common stock equivalents were excluded from the calculation of diluted net and comprehensive loss per share for the year ended December 31, 2020 and 2019, because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2020	2019
Options to purchase common stock	4,642,240	5,335,850
Warrants to purchase common stock	600,000	917,562

10. Leases

At December 31, 2020, the Company is a party to one property lease in Cincinnati, Ohio under an arrangement which provides the right to use the underlying asset and require lease payments for the lease term. During the fourth quarter of 2019, the Company terminated its leases in Lexington, Massachusetts and Dexter, Michigan; no penalties were incurred related to these terminations. The Cincinnati, Ohio lease agreement obligates the Company to pay real estate taxes, insurance and certain maintenance costs (hereinafter referred to as non-lease components). The Company’s lease arrangement contains a renewal provision of 5 years, exercisable at the Company's option. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.

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

The following table presents the lease cost and information related to the right-of-use assets, net and operating lease liabilities:

	Year Ended December 31,
	2020	2019
Lease cost
Average rent expense	$113,429	$242,690
Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$117,780	$242,581

The weighted average remaining lease term and discount rate at December 31, 2020
Weighted-average remaining lease term - operating leases	0.58
Weighted-average discount rate - operating leases	13.28%

As of December 31, 2020, future payments related to operating leases activities are presented in the table below:

	2021	2022	2023 and Thereafter	Total
Operating leases	$69,685	$—	$—	$69,685
Less interest				(2,247)
Present value of lease liabilities				$67,438

11. Employee Retirement Plan

The Company maintains a 401(k) plan (the “401k Plan”) created in 2015 for the benefit of its employees. All employees who have attained the age of 21 are eligible to participate in the 401k Plan as of the first Entry Date, as defined by the 401k Plan document, following the employment date. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary. No contributions were made during 2020 or 2019.

12. Employee Bonus Plan

The Company maintains a bonus plan for certain employees based on the achievement of certain goals and milestones. At December 31, 2020 and 2019, the Company accrued $428,683 and $689,830, respectively, for bonuses.

13. Employee Stock Purchase Plan

In March 2017, the Board of Directors adopted and the stockholders approved the Employee Stock Purchase Plan that became effective in April 2017. On June 20, 2018, the Company’s shareholders approved the Amended and Restated 2017 Employee Stock Purchase Plan (“ESPP”) at the Annual Meeting of Shareholders. Pursuant to the terms of the ESPP, the Company will reserve for issuance 300,000 shares of the Company’s common stock in the aggregate, plus, on January 1, 2019 and each January 1 thereafter through January 1, 2028, the number of shares of the Company’s common stock reserved and available for issuance under the ESPP will be cumulatively increased by the least of (i) one percent of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31; (ii) 350,000 shares; or (iii) such lesser number of shares of the Company’s common stock as determined by the Board of Directors, in each case subject to adjustment in accordance with the terms of the ESPP. In March 2020, the Company’s Board of Directors approved an increase of 350,000 shares to the SEPP, which increase was effective as of January 1, 2020. No shares under the ESPP are outstanding at December 31, 2020 and 2019.

14. License Agreement

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

On May 12, 2020, the Company entered into Amendment No. 1 to the Gossamer License Agreement (“Amendment No. 1”). Pursuant to Amendment No. 1, Gossamer made a payment to the Company of $15.0 million on May 12, 2020. For the year ended December 31, 2020, the Company recognized revenue of $15.0 million based on the terms of Amendment No. 1, and no such revenue was recognized during the year ended December 31, 2019.

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

In addition, under certain circumstances, in lieu of receiving the foregoing milestone payments and royalties, the Company may elect to receive 20% of payments received by Gossamer and its stockholders (with some exclusions) in connection with Gossamer’s grant of a sublicense or other rights to the licensed products or if Gossamer undergoes a changes of control and the value of the transaction exceeds a certain value (provided that Gossamer can prevent the Company from exercising this option if the parent company of Gossamer is the entity undergoing the change of control, in which case each of the royalty rate percentages described above would automatically be increased by low single digits). Conversely, the Company could be required to accept such 20% of those payments if Gossamer agrees to pay the Company a certain minimum upon Gossamer and its stockholders being paid.  Such amount may be reduced if the transaction includes pharmaceutical candidates or products or other named asset categories in addition to the licensed products.

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

As of December 31, 2020, all development milestones, sales-based milestones and royalty payments within the Amended Gossamer License Agreement are constrained to the point where no transaction price has been allocated to the future milestones or royalty payments.

15. Restructuring

In April 2019, the Company executed a realignment plan to reduce operating costs and better align its workforce with the needs of its ongoing business. The realignment plan reduced the Company’s workforce by 11 employees, representing approximately 41% of its workforce. Additionally, in October 2019, the Company’s Chief Executive Officer and Chief Financial Officer departed from their positions. As a result of these reductions, the Company recorded employee severance expense of $1.9 million during the year ended December 31, 2019. These amounts are included within restructuring expense in the consolidated statements of operations and comprehensive loss.

Total cash payments against the severance liability was approximately $0.8 million in the year ended December 31, 2020. There is no remaining liability as of December 31, 2020.

16. Subsequent Events

On January 29, 2021, the Company executed a realignment plan to reduce operating costs and better align its workforce with the needs of its ongoing business. The realignment plan reduces its current workforce by 7 employees, representing approximately 58% of the Company’s workforce. The Company estimates it will incur one-time employee related severance expenses of approximately $1.2 million in the first quarter of 2021.

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

In connection with the preparation of this Annual Report on Form 10-K, an evaluation is performed under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and the Company’s Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based on that evaluation, the Company’s Principal Executive Officer and the Company’s Principal Financial and Accounting Officer conclude whether the Company’s disclosure controls and procedures are effective as of December 31, 2020, at the reasonable assurance level.

In connection with this Annual Report on Form 10-K for the year ended December 31, 2020, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the Company’s Principal Executive Officer and the Company’s Principal Financial and Accounting Officer have concluded based upon the evaluation described above that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2020, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ Joseph Gardner, Ph.D.

Joseph Gardner, Ph.D.

President and Principal Executive Officer

/s/ Regina Marek

Regina Marek

Vice President Finance and Principal Financial and Accounting Officer

March 11, 2021

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our executive officers and directors as of March 8, 2021.

Name	Age	Position(s)
Executive Officers
Joseph Gardner, Ph.D.	65	President, Principal Executive Officer
Regina Marek	52	Vice President, Principal Financial and Accounting Officer
Kevin G. Peters, M.D.	64	Chief Scientific Officer and acting Chief Medical Officer
Non-Employee Directors
Caley Castelein, M.D.	50	Director
Cheryl Cohen	55	Director
Anupam Dalal, M.D.	49	Director
Pravin Dugel, M.D.	57	Director
Steven Prelack	63	Director, Chairman

Executive Officers

Joseph Gardner, Ph.D. has served as Aerpio’s President and Founder since December 2011 and served as our Chief Executive Officer from December 2011 until December 2017. Dr. Gardner co-founded Akebia Therapeutics, Inc., a biopharmaceutical company, in 2007 and has been an Advisor for Akebia since 2013. He served as the Chief Executive Officer, President and as a member of the board of directors of Akebia until September 2013. Prior to that, Dr. Gardner worked in pharmaceutical discovery and development at Procter & Gamble Pharmaceuticals, Inc. for 23 years, including two years in P&G’s health care mergers and acquisition group and 10 years managing discovery licensing. He served as a Director of Chemistry and Intellectual Property Management of the Pharmaceutical Division of Procter & Gamble, and as a Director of Juvenile Diabetes Research Foundation International Inc. Dr. Gardner received his B.S. with honors in Biological Chemistry from Tulane University in 1977, earned his M.S. in Chemistry in 1980 from Utah State University and Ph.D. in 1983 in Medicinal Chemistry from University of Wisconsin. We believe that based on Dr. Gardner’s knowledge of our company, industry and business and his service as our former Chief Executive Officer and President, Dr. Gardner is qualified to serve on our board of directors.

Regina Marek has served as Aerpio’s Vice President of Finance and Principal Financial and Accounting Officer since August 2018.  From July 2014 to July 2018, Ms. Marek served as vice president, corporate controller and vice president, integration for Milacron Holdings Corp. From 2012 to 2014, Ms. Marek was vice president of internal audit at Macy’s, Inc. and, prior to that she held multiple roles at Owens Corning from 2005 to 2012, including controller of the residential insulation business and director of internal audit for the global composites business. Ms. Marek started her career at Ernst & Young LLP and worked as an auditor and senior manager in the transaction advisory service practice group. Ms. Marek is a licensed and active Certified Public Accountant and received her B.S.B.A in Accounting from John Carroll University and her M.B.A. from Bowling Green State University.

Kevin G. Peters, M.D. has served as Aerpio’s Chief Scientific Officer since November 2011 and as acting Chief Medical Officer since May 2019. Dr. Peters guided the development of AKB-9778 and ARP-1536 while at Akebia Therapeutics, Inc., and continues to be in charge of scientific discovery and development for Aerpio. From 2006 to 2010 he served as Group Medical Director of Cardiovascular and Metabolic Disease in Global and Discovery Medicine at Bristol Myers Squibb Co., and from 1998 to 2006 he served as head of Therapeutic Angiogenesis research at P&G Pharmaceuticals Inc. Dr. Peters served  as an Associate Professor of Medicine and Pharmacology in the Division of Cardiology at Duke University Medical Center. After receiving his M.D. from the University of Iowa, Dr. Peters completed an internal medicine residency at the University of Minnesota, a clinical fellowship in cardiology at the University of Iowa and a research fellowship as UCSF. He received and B.A. in Biology and Chemistry (double major) Summa Cum Laude from Augustana College.

Board Composition

Non-Employee Directors

Caley Castelein, M.D. has served on Aerpio’s board of directors since March 2017. Dr. Castelein is the Founder and has been a Managing Director for Kearny Venture Partners since 2006. Dr. Castelein is also the Founder and has been the Managing Director for KVP Capital since 2013. He is a director for ViewRay, Boreal and Newbridge Pharmaceuticals. Previously, Dr. Castelein served on the board of directors of Alivecor from April 2015 to March 2020.  Dr. Castelein received his M.D. from University of California, San Francisco and his A.B. in Biology from Harvard University. We believe that Dr. Castelein is qualified to serve as a director based on his industry experience and service on multiple company boards.

Cheryl Cohen has served on Aerpio’s board of directors since June 2018. Ms. Cohen currently serves as president of CLC Consulting, LLC, a pharmaceutical and biotechnology consulting firm specializing in new product start-up and commercialization, which she incorporated in 2008. From 2011 to 2014, Ms. Cohen served as Chief Commercial Officer of Medivation, Inc., where she established and led the company's commercial organization and was responsible for the U.S. launch of Xtandi® (enzalutamide) for metastatic castration-resistant prostate cancer. Ms. Cohen held leadership roles for over a decade at Johnson & Johnson, including as vice president, strategic commercial group, Health Care Systems, Inc., and as vice president, rheumatology franchise, Centocor, Inc. Ms. Cohen began her career at Solvay Pharmaceuticals, Inc. in a variety of sales positions. Since January 2021, Ms. Cohen has served on the boards of directors of Ignyte Acquisition Corp, MEI Pharma, Inc. and NantKwest, Inc. Previously, she served on the boards of directors of CytRx Corporation from June 2015 to October 2016, Eledon Pharmaceuticals, Inc. (previously Novus Therapeutics) from April 2015 to June 2020 and Vital Therapies, Inc. from July 2015 to April 2019. Ms. Cohen received her B.A. from Saint Joseph College. We believe that Ms. Cohen is qualified to serve as director based on her industry experience and service on multiple company boards.

Anupam Dalal, M.D. has served on Aerpio’s board of directors since November 2011. Since August 2016, Dr. Dalal has been working at Acuta Capital. From 2006 to 2016, Dr. Dalal was the Managing Director of Kearny Venture Partners. He was a Founder and Managing Member of KVP Capital. He served as a director of Akebia Therapeutics from 2008 to 2016. Dr. Dalal received an M.D. from the University of California in San Francisco with honors; an M.B.A., with distinction, from Harvard Business School; and a B.A. in Economics, Phi Beta Kappa and highest honors, from the University of California at Berkeley. We believe that Dr. Dalal is qualified to serve as a director based on his industry experience.

Pravin U. Dugel, M.D. has served as a member of Aerpio’s board of directors since March 2017. Since April 2020, Dr. Dugel has been the Executive Vice President and Chief Strategy and Business Officer for IVERIC bio, Inc., a publicly traded biopharmaceutical company. Formerly, Dr. Dugel was the  Managing Partner of Retinal Consultants of Arizona from 2004 to 2019 and he is a Founding Member of the Spectra Eye Institute. Dr. Dugel is a Clinical Professor at the USC Roski Eye Institute, Keck School of Medicine at the University of Southern California. Dr. Dugel serves on the Advisory Board of Acucela, Inc. and as a member of the Scientific Advisory Board at MacuSight, Inc., Alcon Surgical, Genentech and Novartis. He also serves as a Member of the Medical Advisory Board at TrueVision Systems, Inc. and a Member of the Clinical Advisory Board at Opthea Limited. Dr. Dugel received his M.D. from UCLA School of Medicine and his B.A. from Columbia University. We believe that Dr. Dugel is qualified to serve as a director based on his industry experience and service on multiple boards.

Steven Prelack has served on Aerpio’s board of directors since March 2017. Mr. Prelack has been the Chief Operating Officer and Senior Vice President of VetCor, Inc. since 2010. Formerly, he served as a director and audit committee chair at Pieris Pharmaceuticals, Inc. until June 2019 and Galectin Therapeutics Inc. until December 2017. Mr. Prelack is a CPA and has a B.B.A. in Finance and Accounting from the University of Massachusetts, Amherst. We believe that Mr. Prelack is qualified to serve as a director based on his industry experience and service on multiple company boards.

Corporate Governance Guidelines

The Board has adopted corporate governance guidelines to assist and guide its members in the exercise of its responsibilities. These guidelines should be interpreted in accordance with any requirements imposed by applicable federal or state law or regulation and our Amended and Restated Certificate of Incorporation and bylaws. Our corporate governance guidelines are available on our website at www.aerpio.com. Although these corporate governance guidelines have been approved by the Board, it is expected that these guidelines will evolve over time as customary practice and legal requirements change. In particular, those guidelines that encompass legal, regulatory or exchange requirements as they currently exist will be deemed to be modified as and to the extent that such legal, regulatory or exchange requirements are modified. In addition, the guidelines may also be amended by the Board at any time as it deems appropriate.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website, which is located at www.aerpio.com. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website or in a current report on Form 8-K as may be required by law.

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. Our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Anti-Hedging and Anti-Pledging Policies

Our insider trading policies prohibit all directors, executive officers, and certain employees from buying or selling derivatives on our securities, engaging in hedging transactions involving our securities or holding our securities in a margin account, and only allow our securities to be pledged as collateral for a loan with the prior approval by the Audit Committee which must have at least two (2) weeks to consider any such request for approval. To date no such requests have been made or approved.

Board Structure and Committees

Board Composition and Structure

Our Amended and Restated Certificate of Incorporation states that the number of directors shall be fixed exclusively by our Board. Each director holds office until his or her successor is duly elected and qualified or until his or her death, resignation or removal. Our Amended and Restated Certificate of Incorporation provides that our directors may be removed only for cause by the affirmative vote of the holders of at least 66 2/3% of the voting power of the outstanding shares of capital stock of the Company then entitled to vote generally on the election of directors, voting together as a single class, at a meeting of the stockholders called for that purpose. Any vacancy on the Board, including a vacancy that results from an increase in the number of directors, may be filled by a vote of the supermajority (66 2/3%) of the directors then in office, even if less than a quorum.

Our Amended and Restated Certificate of Incorporation provides that our Board is divided into three classes of directors, with the classes as nearly equal in number as possible. Each of our directors previously identified serves in the class indicated. Subject to any earlier resignation or removal in accordance with the terms of our Amended and Restated Certificate of Incorporation and our bylaws each director will serve for a three year period. Our Class I directors will serve until the 2021 annual meeting of stockholders; our Class II directors will serve until the 2022 annual meeting of stockholders; and our Class III directors will serve until the 2023 annual meeting of stockholders. Any additional directorships resulting from an increase in the number of directors will be apportioned by our Board among the three classes.

Director Nomination Process

Our Nominating and Corporate Governance Committee is responsible for reviewing with the Board, on an annual basis, the appropriate characteristics, skills and experience required for the Board as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the Board, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

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

Our Board evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Directors Independence

Our securities are listed on the Nasdaq Capital Market which has a requirement that a majority of directors be independent. We evaluate independence by the standards for director independence set forth in the Nasdaq Marketplace Rules. Under such rules, our Board has determined that all members of the Board, except Joseph Gardner, are independent directors. Joseph Gardner is not an independent director under these rules because he is an executive officer of our company. In making such independence determination, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances that our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our Board considered the association of our directors with the holders of more than 5% of our common stock. The composition and functioning of our Board and each of our committees complies with all applicable requirements of the Nasdaq Capital Market and the rules and regulations of the SEC. There are no family relationships among any of our directors or executive officers.

Stockholder Recommendations

Stockholders may submit recommendations for director candidates to the Nominating and Corporate Governance Committee by sending the individual's name and qualifications in writing to our Secretary at Aerpio Pharmaceuticals, Inc., 9987 Carver Road, Suite 420, Cincinnati, Ohio 45242 in accordance with the bylaws of the Company, who will forward all recommendations to the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will evaluate any candidates recommended by stockholders against the same criteria and pursuant to the same policies and procedures applicable to the evaluation of candidates proposed by directors or management.

Board Leadership Structure and Role of Board in Risk Oversight

Board Leadership Structure

We have established a role of the chairman of the board, Steven Prelack, we plan to keep this role separated from the role of Principal Executive Officer. We believe that separating these positions allows our Principal Executive Officer to focus on our day-to-day business, while allowing a chairman of the board to lead the Board in its fundamental role of providing advice to and independent oversight of management. Our Board recognizes the time, effort and energy that the Principal Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our chairman, particularly as the Board’ oversight responsibilities continue to grow. Our amended and restated by-laws and corporate governance guidelines require that our chairman of the board not be an employee or an executive officer of our company, and our Board believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Risk Oversight

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including risks relating to our financial condition, development and commercialization activities, operations, strategic direction and intellectual property as more fully discussed in the section entitled “Risk Factors” located within this Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Management is responsible for the day-to-day management of risks we face, while our Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The role of the Board in overseeing the management of our risks is conducted primarily through committees of the Board, as disclosed in the descriptions of each of the committees below and in the charters of each of the committees. The full Board (or the appropriate board committee in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, their potential impact on us, and the steps we take to manage them. When a board committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chairman of the relevant committee reports on the discussion to the full Board during the committee reports portion of the next board meeting. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Board Meetings and Attendance

The Board held 12 meetings during 2020, and each of the incumbent directors of the board attended at least 75% of the aggregate of all meetings of the board and all meetings of committees of our board upon which they served (during the periods that they served) during 2020. The Board regularly holds executive sessions of the independent directors. Executive sessions do not include employee directors or directors who do not qualify as independent under SEC rules. Members of our board are encouraged to attend annual meetings of our stockholders. Seven directors attended the 2020 Annual Meeting of Stockholders.

Board Committees

We have established the following board committees: audit committee, compensation committee and a nominating and corporate governance committee. Each committee operates pursuant to a charter adopted by our Board. The composition and functioning of all committees comply with all applicable requirements of the Sarbanes-Oxley Act of 2002, SEC rules and regulations, and the Nasdaq Capital Market.

The following table sets forth which directors currently serve on each committee of the Board.

Name	Nominating and Corporate Governance	Compensation	Audit
Caley Castelein, M.D.		M	M
Cheryl Cohen	CH		M
Anupam Dalal, M.D.		CH
Pravin Dugel	M
Steven Prelack			CH

Audit Committee

Steven Prelack, Caley Castelein and Cheryl Cohen serve on the Audit Committee, which is chaired by Steven Prelack. Our Board has determined that Steven Prelack, Caley Castelein and Cheryl Cohen are “independent” for Audit Committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and each has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Our Board has designated Steven Prelack as an “Audit Committee financial expert,” as defined under the applicable rules of the SEC. The Audit Committee’s responsibilities include:

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

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
•	reviewing all related person transactions for potential conflict of interest situations and making recommendations to our Board regarding all such transactions; and
•	reviewing quarterly earnings releases.

The Audit Committee held four meetings during 2020. A copy of the Audit Committee Charter is available on the Company’s website at www.aerpio.com under the Investors section.

Compensation Committee

Anupam Dalal and Caley Castelein serve on the Compensation Committee, which is chaired by Anupam Dalal. Our Board has determined that each member of the Compensation Committee is “independent” as defined in the applicable Nasdaq rules. The Compensation Committee’s responsibilities include:

•	annually reviewing and recommending to the independent directors on the Board the corporate goals and objectives relevant to the compensation of our Chief Executive Officer;
•

evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and based on such evaluation: (i) recommending to the independent directors on the Board the cash compensation of our Chief Executive Officer and (ii) reviewing and recommending to the independent directors on the Board regarding grants and awards to our Chief Executive Officer under equity-based plans;

•	reviewing and approving or recommending to the independent directors on the Board the cash compensation of our other executive officers;
•	reviewing and establishing our overall management compensation, philosophy and policy;
•	overseeing and administering our compensation and similar plans;
•	evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq rules;
•	reviewing and approving our policies and procedures for the grant of equity-based awards;
•	reviewing and recommending to the independent directors on the Board the compensation of our directors;
•	preparing the compensation committee report required by SEC rules, if and when required, to be included in our annual proxy statement; and
•	reviewing and approving the retention, termination or compensation of any consulting firm or outside advisor to assist in the evaluation of compensation matters.

The Compensation Committee held no meetings during 2020. A copy of the Compensation Committee Charter is available on the Company’s website at www.aerpio.com under the Investors section.

Compensation Consultant

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

In determining to engage Radford, the compensation committee considered the independence of Radford taking into consideration relevant factors, including the absence of other services provided to us by Radford, the amount of fees we paid to Radford as a percentage of Radford’s total revenue, the policies and procedures of Radford that are designed to prevent conflicts of interest, any business or personal relationship of the individual compensation advisors employed by Radford with any of our executive officers, any business or personal relationship the individual compensation advisors employed by Radford have with any member of the compensation committee, and any shares of our stock owned by Radford or the individual compensation advisors employed by Radford. The compensation committee has determined, based on its analysis in light of all relevant factors, including the factors listed above, that the work of Radford and the individual compensation advisors employed by Radford as compensation consultants to the compensation committee has not created any conflicts of interest and that Radford is independent pursuant to the independence standards set forth in the Nasdaq Capital Market listing standards promulgated pursuant to Section 10C of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Nominating and Corporate Governance Committee

Cheryl Cohen and Pravin Dugel currently serve on the Nominating and Corporate Governance Committee, which was chaired by Cheryl Cohen. Our Board has determined that each member of the Nominating and Corporate Governance Committee is “independent” as defined in the applicable Nasdaq rules. The Nominating and Corporate Governance Committee’s responsibilities include:

•	developing and recommending to the Board criteria for board and committee membership;
•	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
•	reviewing the composition of the Board to ensure that it is composed of members containing the appropriate skills and expertise to advise us;
•	identifying individuals qualified to become members of the Board;
•	recommending to the Board the persons to be nominated for election as directors and to each of the Board’s committees;
•	developing and recommending to the Board a code of business conduct and ethics and a set of corporate governance guidelines; and
•	overseeing the evaluation of our Board and management.

The Nominating and Corporate Governance Committee held no meeting during 2020. A copy of the Nominating and Corporate Governance Committee Charter is available on the Company’s website at www.aerpio.com under the Investors section.

Our Board may from time to time establish other committees.

Item 11. Executive Compensation.

The following summarizes the compensation earned by our executive officers named in the “Summary Compensation Table” below (referred to herein as our “named executive officers”) for the year ending December 31, 2020. This section also discusses the material elements of our executive compensation policies and decisions and important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and is intended to place in perspective the information presented in the following tables and the corresponding narrative.

Overview

Historically, our executive compensation program has reflected our growth and corporate goals. To date, the compensation of the named executive officers has consisted of a combination of base salary, annual cash bonus, and long-term equity incentive compensation in the form of restricted stock and stock options, and other employee benefits generally available to our employees. The named executive officers are also entitled to certain compensation and benefits upon certain terminations of employment pursuant to their executive employment agreements as described below.

The named executive officers for the year ended December 31, 2020 were as follows:

•	Joseph H. Gardner Ph.D., our President, Founder and Principal Executive Officer
•	Regina Marek, our Vice President of Finance and Principal Financial and Accounting Officer;
•	Kevin G. Peters, M.D., our Chief Scientific Officer and acting Chief Medical Officer

Elements of Executive Compensation

Base Salaries

Base salaries for the named executive officers are determined annually by the compensation committee, subject to review and approval by the Board, based on the scope of each officer’s responsibilities along with his respective experience and contributions during the prior year. When reviewing base salaries, the compensation committee takes factors into account such as each officer’s experience and individual performance, our performance as a whole, data from surveys of compensation paid by comparable companies, and general industry conditions, but does not assign any specific weighting to any factor.

Annual Cash Bonuses

All of the named executive officers participate in the Aerpio Pharmaceuticals, Inc. Senior Executive Cash Incentive Bonus Plan, or the Incentive Plan, which promotes and rewards the executives for the achievement of key strategic and business goals. The 2020 Incentive Plan period covered the 12-month period beginning on January 1, 2020 and ending on December 31, 2020. For the 2020 Incentive Plan period, the target annual bonus as a percentage of base salary, as determined based on the salary earned throughout the bonus plan period, for each of the named executive officers is further described in the section titled “Executive Compensation—Employment Agreements.” At the beginning of the 2020 bonus plan period, the Compensation Committee established corporate performance goals, each having a designated weighting, which related to key development, strategic and financial goals of our company. At the end of the 2020 bonus plan period, the Compensation Committee met and evaluated the performance of the Company against the specified performance goals. Based on its evaluation, the Compensation Committee recommended, and the Board approved, that we achieved 50% of our corporate goals. Consequently, the Board approved payment of cash bonuses to the named executive officers for the 2020 bonus plan period in the amounts reported in the “Summary Compensation Table—2020” below.

Cash Retention Bonuses

On May 14, 2019, the Board approved cash retention payments to its salaried employees, which were paid at the end of the second quarter in fiscal year 2020. Joseph Gardner, President and principal executive officer, Regina Marek, Vice President Finance and principal financial and accounting officer and Kevin Peters Chief Scientific and acting Chief Medical Officer received cash payments of $210,000 $120,000 and $180,000, respectively. The Board approved payment of cash retention bonuses to the named executive officers in the amounts reported in the “Summary Compensation Table—2020” below.

Equity Awards

The named executive officers have historically participated in Aerpio’s 2011 Equity Incentive Plan, or 2011 Plan, and the Stock Option and Incentive Plan, or 2017 Plan.

In March 2020, we made annual equity award grants to each of our named executive officers. We granted Dr. Gardner an option to purchase 155,000 shares of our common stock, Ms. Marek an option to purchase 93,000 shares of our common stock, Dr. Peters an option to purchase 129,000 shares of our common stock each having an exercise price of $0.52 per share, which was the closing price of our stock on the date of grant. These options vest 25% on the first anniversary of the applicable vesting commencement date and then in 36 monthly installments thereafter, in each case subject to the executive continuing to provide services through each such vesting date. These equity awards serve to align the interests of our named executive officers with our stockholders.

We believe that equity grants with a time-based vesting feature promote retention because this feature incentivizes our named executive officers to remain in our employment during the vesting period.

Other Benefits

Our named executive officers are eligible for additional benefits, such as participation in our 401(k) plan, our employee stock purchase plan and basic health benefits that are generally available to all of our employees.

Summary Compensation Table – 2020

The following table sets forth information regarding compensation awarded to, earned by or paid to each of the named executive officers for the years ending December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Bonus ($)(2)	Non-Equity Incentive Compensation ($)(3)	All Other Compensation ($)		Total ($)
Joseph Gardner	2020	432,600	48,427	210,000	108,150	1,646	(4)	590,823
President and Founder, Principal Executive Officer	2019	420,000	510,423	—	199,500	1,069	(4)	1,130,992
Regina Marek	2020	278,100	29,057	120,000	48,668	350	(4)	356,175
VP Finance, Principal Financial and Accounting Officer	2019	244,643	168,866	—	71,708	373	(4)	485,590
Kevin Peters	2020	370,800	40,304	180,000	74,160	1,003	(4)	486,267
Chief Scientific and acting Chief Medical Officer	2019	360,000	450,200	—	136,800	1,069	(4)	948,069

(1)

The amounts reported in the Option Awards column represent the grant date fair value of the stock options granted to the named executive officers as of the grant date as computed in accordance with FASB ASC Topic 718, not including any estimates of forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 7 to our financial statements for the years ended December 31, 2020 and 2019. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the named executive officers from the options.

(2)	Amounts represent cash retention bonuses paid in 2020.
(3)	Amounts represent cash bonuses earned for performance in 2020 and 2019 based upon achievement of corporate performance goals for the respective year.
(4)	Amounts represent the dollar value of life insurance premiums paid by us on behalf of the named executive officers.

Outstanding Equity Awards at December 31, 2020

The following table sets forth information concerning outstanding equity awards for each of the named executive officers as of December 31, 2020:

	Option Awards
Name and Principal Position	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price ($)	Option Expiration Date
Joseph Gardner	3/16/2020	—	155,000	1	0.52	3/16/2030
President and Founder,	5/14/2019	174,675	174,675	2	1.04	5/14/2029
Principal Executive Officer	2/15/2019	68,750	81,250	1	3.27	2/15/2029
	4/23/2018	100,000	50,000	1	3.59	4/23/2028
	12/14/2017	135,000	—	1	5.50	12/14/2027
	2/18/2014	207,628	—	1	2.11	2/18/2024
	3/22/2012	27,727	—	1	1.66	3/22/2022
Regina Marek	3/16/2020	—	93,000	1	0.52	3/16/2030
VP of Finance, Principal	11/4/2019	20,302	23,998	1	0.5588	11/4/2029
Finance and Accounting Officer	5/14/2019	76,650	76,650	2	1.04	5/14/2029
	2/15/2019	13,750	16,250	1	3.27	2/15/2029
	8/9/2018	46,667	33,333	1	3.49	8/9/2028
Kevin Peters	3/16/2020	—	129,000	1	0.52	3/16/2030
Chief Scientific and acting	5/14/2019	25,031	38,219	1	1.04	5/14/2029
Chief Medical Officer	5/14/2019	133,275	133,275	2	1.04	5/14/2029
	2/15/2019	57,292	67,708	1	3.27	2/15/2029
	4/23/2018	66,667	33,333	1	3.59	4/23/2028
	3/22/2012	1,912	—	1	1.66	3/22/2022
(1)

Unless otherwise noted, each option vests 25% on the first anniversary of the vesting commencement date, then vests in 36 equal monthly installments thereafter, such that the option is vested on the fourth anniversary of the vesting commencement date, subject to the holder continuing to provide services to the Company through such vesting date.

(2)	Vests 50% on June 30, 2020, then vests 50% on June 30, 2021, subject to the holder continuing to provide services to the Company through such vesting date.

Employment Agreements

We have entered into employment agreements with each of our named executive officers and our other executive officers. Each employment agreement provides for “at will” employment, meaning that either we or the officer may terminate the employment relationship at any time without cause. The material terms of the employment agreements and separation agreements with our 2020 named executive officers are described below. The terms “change of control,” “cause” and “good reason” referred to below are defined in the applicable employment agreement or separation agreement.

Executive Employment Agreement with Joseph H. Gardner

Dr. Gardner entered into an employment agreement with us in March 2017, as amended on October 8, 2017, and further amended on January 31, 2021. Pursuant to his employment agreement, Dr. Gardner receives an annual base salary, which is subject to annual review and adjustment, and he is eligible to earn an annual cash incentive bonus. For 2020, Dr. Gardner’s base salary was equal to $432,600, and his target incentive compensation equal to 50% of his base salary. Dr. Gardner is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Dr. Gardner’s employment agreement provides that, in the event that his employment is terminated by us without cause or he resigns for “good reason”, and subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) an amount equal to twelve months of his base salary, (ii) if Dr. Gardner is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of twelve months following termination or the end of Dr. Gardner’s COBRA health continuation period in an amount equal to the amount that we would have made to provide health insurance to Dr. Gardner had he remained employed with us, and (iii) acceleration of all time-based equity awards held by Dr. Gardner in which Dr. Gardner would have vested if he had remained employed for an additional twelve months. All amounts payable to Dr. Gardner shall be paid in a lump sum.

In lieu of the payments and benefits described in the preceding paragraph, in the event that Dr. Gardner’s employment is terminated by us without cause or Dr. Gardner resigns for good reason, in either case within 15 months following a “change in control”, subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) a lump sum cash payment equal to one and a half (1.5) times the sum of both (x) Dr. Gardner’s then-current base salary (or his base salary in effect immediately prior to the change in control, if higher) and (y) his target annual incentive compensation, (ii) if Dr. Gardner is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of eighteen (18) months following termination or the end of Dr. Gardner’s COBRA health continuation period in an amount equal to the amount that we would have made to provide health insurance to him had he remained employed with us and (iii) full acceleration of all time-based equity awards held by Dr. Gardner.

In addition, Dr. Gardner remains bound by certain restrictive covenants, including non-competition and non-solicitation provisions, which have been incorporated by reference into the employment agreement from his prior employment agreement. These restrictive covenants apply during the term of Dr. Gardner’s employment and for one year thereafter.

Executive Employment Agreement with Regina Marek

Ms. Marek entered into an employment agreement with us in November 2019.  Pursuant to her employment agreement, Ms. Marek receives an annual base salary, which is subject to annual review and adjustment, and she is eligible to earn an annual cash incentive bonus.  For 2020, Ms. Marek’s base salary was equal to $278,100 and her target annual incentive compensation was equal to 35% of her base salary. Ms. Marek is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Ms. Marek’s employment agreement provides that, in the event that her employment is terminated by us without “cause” or Ms. Marek resigns for “good reason”, and subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, she will be entitled to receive (i) an amount equal to twelve months of her base salary, (ii) if Ms. Marek is participating in our group health plan immediately prior to her termination, a monthly cash payment until the earlier of twelve months following termination or the end of Ms. Marek’s COBRA health continuation period in an amount equal to the amount that we would have made to provide health insurance to Ms. Marek had she remained employed with us, and (iii) acceleration of all time-based equity awards held by Ms. Marek in which Ms. Marek would have vested if she had remained employed for an additional twelve months. All amounts payable to Ms. Marek shall be made in substantially equal installments over twelve months following her termination.

In lieu of the payments and benefits described in the preceding paragraph, in the event that Ms. Marek’s employment is terminated by us without cause or Ms. Marek resigns for good reason, in either case within 15 months following a “change in control”, subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, she will be entitled to receive (i) a lump sum cash payment equal to one and a half (1.5) times the sum of both (x) Ms. Marek’s then-current base salary (or her base salary in effect immediately prior to the change in control, if higher) plus (y) Ms. Marek’s target annual incentive compensation (or her target annual incentive compensation in effect immediately prior to the change in control, if larger), (ii) if Ms. Marek is participating in our group health plan immediately prior to her termination, a monthly cash payment until the earlier of eighteen (18) months following termination or the end of Ms. Marek’s COBRA health continuation period in an amount equal to the amount that we would have made to provide health insurance to her had she remained employed with us and (iii) full acceleration of all time-based equity awards held by Ms. Marek.

In addition, Ms. Marek remains bound by certain restrictive covenants, including non-competition and non-solicitation provisions, which have been incorporated by reference into the new employment agreement from her prior employment agreement. These restrictive covenants apply during the term of Ms. Marek’s employment and for one year thereafter.

Executive Employment Agreement with Kevin G. Peters, M.D.

Dr. Peters entered into an employment agreement with us in March 2017.  Pursuant to his employment agreement, Dr. Peters receives an annual base salary, which is subject to annual review and adjustment, and he is eligible to earn an annual cash incentive bonus.  For 2020, Dr. Peters’ base salary was equal to $370,800, and his target incentive compensation equal to 40% of his base salary. Dr. Peters is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans. Dr. Peters’ employment agreement also provided for certain severance arrangements that were superseded in the terms of his transition services agreement as described below.

Transition Services Agreement with Kevin G. Peters, M.D.

On February 9, 2021, Dr. Peters entered into a transition services agreement with the Company. The transition services agreement provides for Dr. Peters’ departure from his positions as Chief Scientific Officer and Chief Medical Officer of the Company, effective as of the Date of Termination (as defined in the transition services agreement). As a result, Dr. Peters will continue to provide transitional services to the Company until the earlier of March 31, 2021 or the last day of the ongoing trial conducted with MTEC designated RESCUE. Under this transition services agreement, Dr. Peters is entitled to receive a continuation of his current base salary, remain eligible to participate in the Company’s group employee benefit plans and continue to vest in his outstanding equity awards during this transition period. In connection with the ending of his employment, Dr. Peters will receive his current base salary through the Date of Termination, any unused vacation accrued through the Date of Termination, unpaid expense reimbursements, and any vested benefits under any employee benefit plan through the Date of Termination. Additionally, if Dr. Peters complies with the transition services agreement and satisfies the conditions set forth therein, then following the Date of Termination, Dr. Peters will be entitled to receive (i) monthly cash payments in an amount equal to 12 months of his current base salary, (ii) a monthly cash payment for medical and dental benefits in an amount equal to the amount that we would have made to provide health insurance to him had he remained employed with us for 12 months or for Dr. Peters’ COBRA health continuation period, whichever ends earlier, and (iii) acceleration of vesting on any time-based stock options in which Dr. Peters would have vested if he had remained employed for an additional 12 months. However, in the event that Dr. Peters complies with the transition services agreement and satisfies the conditions set forth therein, and a change in control (as defined in his transition services agreement) occurs prior to his Date of Termination or within three months following the Date of Termination, then in lieu of the severance payments and benefits described in the preceding sentence, Dr. Peters will be entitled to receive: (i) a lump sum in cash in an amount equal to 1.5 times the sum of both Dr. Peters’ current base salary (as defined in his transition services agreement) plus his target annual incentive bonus (as defined in his transition services agreement) for the year in which the termination occurs, (ii) a monthly cash payment for medical and dental benefits in an amount equal to the amount that we would have made to provide health insurance to him had he remained employed with us for 18 months or for Dr. Peters’ COBRA health continuation period, whichever ends earlier, and (iii) acceleration of vesting on any stock options subject to time-based vesting. This agreement also contains a general release of claims against the Company and a non-disparagement provision.

Retirement Plan

We offer a 401(k) plan to eligible employees, including our named executive officers. In accordance with this plan, all eligible employees may contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary. We made no contributions during the year ended December 31, 2020. We intend for the 401(k) plan to qualify, depending on the employee’s election, under Section 401(a) of the Code, so that contributions by employees, and income earned on those contributions, are not taxable to employees until withdrawn from the 401(k) plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains information about our equity compensation plans as of December 31, 2020. As of December 31, 2020, we had three equity compensation plans, each of which was approved by our stockholders: our 2011 Plan, our 2017 Plan and our Amended and Restated 2017 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)
Equity compensation plans approved by security holders (1)	4,642,240	$1.81	3,634,905	(2)
Warrants (3)	600,000
Total	5,242,240		3,634,905	(2)

(1)	Includes the following plans: our 2011 Equity Incentive Plan, our 2017 Stock Option and Incentive Plan and our Amended and Restated 2017 Employee Stock Purchase Plan.
(2)

Excludes (i) 1,890,052 additional shares of common stock that may be issued pursuant to our 2017 Stock Option and Incentive Plan pursuant to an automatic annual increase effective on January 1, 2021 and (ii) 350,000 additional shares of common stock that may be issued pursuant to our Amended and Restated 2017 Employee Stock Purchase Plan pursuant to an annual increase effective on January 1, 2021.

(3)	Warrants issued outside of our equity compensation plans. These warrants have an exercise price of $0.486 and are fully vested.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of our common stock at March 8, 2021 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of the outstanding shares of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all current directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of March 8, 2021 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by such person.

The percentage of shares beneficially owned is computed on the basis of 47,251,319 shares of common stock outstanding as of March 8, 2021. Shares of common stock that a person has the right to acquire within 60 days of March 8, 2021 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed in the table is c/o Aerpio Pharmaceuticals, Inc., 9987 Carver Road, Suite 420, Cincinnati, Ohio 45242.

	Shares Beneficially Owned
	Number	Percentage
5% Stockholders:
Satter Entities (1)	5,621,835	11.9%
Entities affiliated with OrbiMed Private Investments V, LP(2)	5,193,946	11.0%
The Vanguard Group, Inc. (3)	2,711,579	5.7%
Named Executive Officers and Directors:
Steven Prelack(4)	42,800	*
Caley Castelein(5)	327,171	*
Cheryl Cohen (6)	54,540	*
Anupam Dalal(7)	49,533	*
Pravin Dugel(8)	66,506	*
Joseph Gardner(9)	1,390,028	2.9%
Kevin Peters(10)	669,671	1.4%
Regina Marek(11)	209,331	*
All directors and executive officers as a group (8 persons) (12)	2,809,580	5.8%

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)

Based solely on a Schedule 13D/A filed with the SEC on November 23, 2020, consists of 5,621,835 shares of common stock that are held by Satter Management Co., L.P., for which Muneer A. Satter has sole voting and dispositive power over all such shares. The address of Satter Management Co., L.P. is 676 North Michigan Avenue, Suite 4000, Chicago, Illinois 60611.

(2)

Based solely on a Schedule 13D/A filed with the SEC on November 12, 2020, consists of 5,193,946 shares of common stock owned directly by OrbiMed Private Investments V, LP, or OPI V. OrbiMed Capital GP V LLC, or GP V, is the general partner of OPI V. OrbiMed Advisors LLC, or OrbiMed, pursuant to its authority as the managing member of GP V, may be deemed to indirectly beneficially own the Shares held by OPI V. By virtue of such relationships, GP V and OrbiMed may be deemed to have voting and investment power over the shares held by OPI V and as a result may be deemed to have beneficial ownership of such shares. Each of GP V and OrbiMed disclaims beneficial ownership of the shares held by OPI V, except to the extent of its pecuniary interest therein, if any. The address of OrbiMed Investments and OrbiMed Associates is c/o OrbiMed Advisors LLC, 601 Lexington Avenue, 54th Floor, New York, New York 10022.

(3)

Based solely on a Schedule 13G filed with the SEC on February 10, 2021, consists of 2,711,579 shares of common stock that are held by The Vanguard Group, Inc. and its subsidiaries listed on Appendix A of Schedule 13G (collectively, “Vanguard”). According to Schedule 13G, Vanguard had the sole power to dispose of  2,698,373 shares of common stock; the shared power to vote 2,964 shares of common stock; and the shared power to dispose of 13,206 shares of common stock. The address of Vanguard is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(4)	Consists of 42,800 shares of common stock issuable directly to Steven Prelack upon the conversion of options within 60 days of March 8, 2021.
(5)	Consists of (i) 279,907 shares of common stock held directly by Caley Castelein and (ii) 47,264 shares of common stock issuable upon the conversion of options within 60 days of March 8, 2021.
(6)	Consists of 54,540 shares of common stock issuable directly to Cheryl Cohen upon the conversion of options within 60 days of March 8, 2021.
(7)	Consists of (i) 2,269 shares of common stock held directly by Anupam Dalal and (ii) 47,264 shares of common stock issuable upon the conversion of options within 60 days of March 8, 2021.
(8)	Consists of 66,506 shares of common stock issuable directly to Pravin Dugel upon the conversion of options within 60 days of March 8, 2021.
(9)

Consists of (i) 453,019 shares of common stock held directly by Joseph Gardner, (ii) 150,000 shares of common stock held in a family trust for the benefit of Dr. Gardner’s children and (iii) 787,009 shares of common stock issuable upon the conversion of options within 60 days of March 8, 2021.

(10)	Consists of (i) 320,536 shares of common stock held directly by Kevin Peters and (ii) 349,135 shares of common stock issuable upon the conversion of options within 60 days of March 8, 2021.
(11)	Consists of (i) 11,625 shares of common stock held directly by Regina Marek and (ii) 197,706 shares of common stock issuable upon the conversion of options within 60 days of March 8, 2021.

(12) Includes an aggregate of 1,592,224 shares issuable upon exercise of stock options within 60 days of March 8, 2021 held by our executive officers and directors as a group.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Compensation

On March 15, 2017, we adopted a compensation policy for our non-employee directors, or the Director Compensation Program that was designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Pursuant to the Director Compensation Program, our non-employee directors will receive cash compensation, paid quarterly, as follows:

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

Under the Director Compensation Program, upon the director’s initial appointment or election to our Board, each non-employee director will receive an option (the Initial Grant) to purchase shares of our common stock with an aggregate grant date fair value (as defined below) equal to $181,400. In addition, each non-employee director who has been serving as a director for the prior three months and will continue to serve as a director immediately following each annual stockholder meeting, will receive, on the date of such annual stockholder meeting, an option (the Annual Grant) to purchase shares of our common stock with an aggregate grant date fair value equal to $90,700. For purposes of the Initial Grant and the Annual Grant, “grant date fair value” will mean the fair value of an award as of the date of grant as determined in accordance with ASC Topic 718, “Share-Based Payment”, using the Black-Scholes pricing model and the valuation assumptions used by the company in accounting for options as of such date of grant. The Initial Grant will vest as to one-third of the shares subject to Initial Grant on each yearly anniversary of the applicable grant date, subject to continued service through each applicable vesting date, and the Annual Grant will fully vest on the earlier of the first anniversary of the applicable grant date or the date of the next annual stockholder meeting, subject to continued service through such vesting date. In June 2020, the Board deemed it appropriate to reduce the value to be received for the 2020 Annual Grant, we granted to each of our non-employee directors as of the date of the 2020 annual meeting of stockholders a fixed number of options to purchase 52,144 shares of our common stock, with a grant date fair value of $39,672.

2020 Director Compensation Table

The following table sets forth information for the year ended December 31, 2020, regarding the compensation awarded to, earned by or paid to our non-employee directors as of December 31, 2020. Directors who are also our employees receive no additional compensation for their service as a director. The compensation received by Dr. Gardner as an employee of the Company is presented in “Executive Compensation—Summary Compensation Table—2020”.

Name	Fees Earned or Paid in Cash($)	Option Awards ($)(1)	Total($)
Caley Castelein, M.D. (2)	45,083	39,672	84,755
Cheryl Cohen (3)	48,617	39,672	88,289
Anupam Dalal, M.D. (4)	45,000	39,672	84,672
Pravin U. Dugel, M.D. (5)	36,808	39,672	76,480
Steven Prelack (6)	62,917	39,672	102,589
Muneer Satter (7)	30,692	—	30,692
Chau Khuong (7)	20,300	—	20,300

(1)

The amounts reported in the Option Awards column represent the grant date fair value of the stock options granted to our non-employee directors as of the grant date as computed in accordance with FASB ASC Topic 718, not including any estimates of forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 7 to our financial statements for the years ended December 31, 2020 and 2019. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by our non-employee directors from the options.

(2)	As of December 31, 2020, Dr. Castelein held 94,944 unexercised options.
(3)	As of December 31, 2020, Ms. Cohen held 116,344 unexercised options.
(4)	As of December 31, 2020, Dr. Dalal held 94,944 unexercised options.
(5)	As of December 31, 2020, Dr. Dugel held 114,186 unexercised options,
(6)	As of December 31, 2020, Mr. Prelack held 94,944 unexercised options.
(7)	Mr. Satter and Mr. Khuong were board members through June 2020. Amount reflects fees paid to each Mr. Satter and Mr. Khuong through the end of their board service period.

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, for each of the last two fiscal years.

	Year Ended December 31,
Fee Category:	2020	2019
Audit fees	$330,154	$280,920
Audit-related fees	—	—
Tax fees	23,400	24,096
All other fees	—	—
Total Fees	$353,554	$305,016

Audit Fees

Consist of aggregate fees for professional services provided in connection with the annual audit of our financial statements, the review of our quarterly condensed financial statements, consultation on accounting matters directly related to the audit, and comfort letters, consents and assistance with and review of documented filed with the SEC.

Tax Fees

Consist of aggregate fees for tax compliance, tax advice and tax planning services including the review and preparation of our federal and state income tax returns.

PART IV

Item 15. Exhibits, Financial Statements.

(a)(1) Financial Statements.

The consolidated financial statements required by this item are submitted in a separate section beginning on page 80 of this Annual Report on Form 10-K.

(a)(2) Exhibits.

The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The Exhibit Index is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057)

3.2

Amended and Restated By-laws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057)

4.1

Specimen Stock Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 14, 2017, File No. 333-217320)

4.2	Form of Warrant Agreements (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057)

4.3

Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2020, File No. 001-38560)

10.1#

2011 Equity Incentive Plan and forms of award agreements thereunder, assumed in the Merger (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057)

10.2#

2017 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057)

10.3#

Amended and Restated 2017 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 18, 2017, File No. 000-53057)

10.4#

Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057)

10.5

Registration Rights Agreement, dated March 15, 2017, by and among the Company and the persons listed on Exhibit A attached thereto (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057)

10.6

Subscription Agreement, dated March 15, 2017, by and between the Registrant and the investors party thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057)

10.7

Office Lease at 10300 Alliance Road, Cincinnati, OH dated as of September 29, 2009, by and between Akebia Therapeutics, Inc. and Duke Realty Ohio, as amended by the First Lease Amendment dated as of April 23, 2010 by and between Akebia Therapeutics, Inc. and Duke Realty Ohio, as amended by the Second Lease Amendment and Assignment and Assumption of Lease dated as of April 25, 2012 by and between DP Landings Building II, LLC, Akebia Therapeutics, Inc., and Aerpio, as amended by the Third Amendment to Office Lease dated as of February 27, 2015 by and between RT Landings Building II, LLC and Aerpio (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057)

10.8

Fourth Amendment to Office Lease and Assignment and Assumption of Lease dated as of March 29, 2018 by and between Blue Ash Landings Acquisition, LLC and Aerpio (incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K filed with the Securities and Exchange Commission on April 2, 2018, File No. 000-53057))

10.9

License Agreement dated June 24, 2018, by and between the Registrant and Gossamer Bio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 25, 2018 (File No. 000-53057))

10.10#

Employment Agreement, dated March 15, 2017, between the Registrant and Joseph H. Gardner (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 14, 2017, File No. 333-217320)

10.11#

Employment Agreement, dated as of March 15, 2017, between the Registrant and Kevin G. Peters (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 14, 2017, File No. 333-217320)

10.12

First Amendment to Employment Agreement, dated October 8, 2017, by and between the Registrant and Joseph Gardner (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2017, File No. 000-53057)

10.13

Registration Rights Agreement by and among the Registrant and certain former stockholders of Aerpio (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017, File No. 000-53057).

10.14

Senior Cash Incentive Bonus Plan of the Registrant (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with Securities and Exchange Commission on March 15, 2018, File No. 000-53057).

10.15#

Form of Inducement Stock Option Award (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on December 28, 2018 (File No. 333-229089)

10.16#

Employment Agreement, effective as of November 6, 2019, by and between the Registrant and Regina Marek (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 7, 2019, File No. 001-38560)

10.17#

Second Amendment to Employment Agreement dated January 31, 2021, by and between Registrant and Joseph Gardner (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 1, 2021, File No. 001-38560)

10.18#

Transitional Services and Separation Agreement, dated February 9, 2021, by and between the Registrant and Kevin G. Peters (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 16, 2021, File No. 001-38560)

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

AERPIO PHARMACEUTICALS, INC.

Date: March 11, 2021	By:	/s/ Joseph Gardner, Ph.D.
Joseph Gardner, Ph.D.
President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Gardner, Ph.D	President, Founder and Director	March 11, 2021
Joseph Gardner, Ph.D.	Principal Executive Officer

/s/ Regina Marek	Vice President Finance and Principal	March 11, 2021
Regina Marek	Financial and Accounting Officer

/s/ Steven Prelack	Chairman	March 11, 2021
Steven Prelack

/s/ Cheryl Cohen	Director	March 11, 2021
Cheryl Cohen

/s/ Caley Castelein, M.D.	Director	March 11, 2021
Caley Castelein

/s/ Anupam Dalal, M.D.	Director	March 11, 2021
Anupam Dalal

/s/ Pravin Dugel, M.D.	Director	March 11, 2021
Pravin Dugel