Form 10-Q
period 2021-03-31
Aerpio Pharmaceuticals, Inc.
filed 2021-05-17
CIK 1422142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 12, 2021, the registrant had 47,371,482 shares of common stock, $0.0001 par value per share, outstanding.

Summary of the Material and Other Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

•

Failure to complete, or delays in completing, the potential merger (the “Merger”) with Aadi Bioscience, Inc. (“Aadi”) announced on May 17, 2021 could materially and adversely affect our results of operations, business, financial results and/or stock price.

•	We cannot be sure if or when the Merger will be completed.
•

Because the Merger Agreement provides for a fixed exchange ratio for the number of shares of our common stock that will be issued for each outstanding share of Aadi’s share capital, we may face risks as a result of changes in our stock price during the pendency of the merger.

•

The Merger Agreement contains provisions that limits our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of us from making an alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee to Aadi.

•	Our stockholders may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.
•	We are substantially dependent on our remaining employees to facilitate the consummation of the merger.
•

We cannot assure you that our exploration of strategic alternatives for our legacy assets will result in a transaction or that any such transaction would be successful, and the process of exploring strategic alternatives or its conclusion could adversely impact our business and our stock price.

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

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,008,517	$42,604,935
Prepaid research and development contracts	257,081	510,177
Other current assets	1,733,655	1,603,913
Total current assets	40,999,253	44,719,025

Furniture and equipment, net	104,950	121,730
Operating lease right-of-use assets, net	37,160	63,919
Deposits	20,000	20,000
Total assets	$41,161,363	$44,924,674

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,090,031	$1,799,371
Current portion of operating lease liability	39,171	67,438
Total current liabilities	2,129,202	1,866,809
Total liabilities	2,129,202	1,866,809
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value per share; 300,000,000 shares authorized and 47,371,482 and 47,251,319 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	4,737	4,725
Additional paid-in capital	190,020,008	189,603,985
Accumulated deficit	(150,992,584)	(146,550,845)
Total stockholders’ equity	39,032,161	43,057,865
Total liabilities and stockholders’ equity	$41,161,363	$44,924,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Operating expenses
Research and development	$2,228,002	$1,829,042
General and administrative	2,136,591	2,285,891
Restructuring expense	1,238,270	—
Total operating expenses	5,602,863	4,114,933
Loss from operations	(5,602,863)	(4,114,933)
Other income	1,158,088	—
Grant income	—	79,900
Interest income	3,036	116,370
Total other income	1,161,124	196,270
Net and comprehensive loss	$(4,441,739)	$(3,918,663)

Net and comprehensive loss per share
Basic and diluted	$(0.09)	$(0.10)
Weighted average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	47,282,322	40,588,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

	For the Three Months Ended March 31, 2021 (unaudited)
	Stockholders' Equity
	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2021	47,251,319	$4,725	$189,603,985	$(146,550,845)	$43,057,865
Issuance of common stock upon exercise of stock options	78,769	8	70,267	—	70,275
Issuance of common stock	41,394	4	—	—	4
Stock-based compensation expense	—	—	345,756	—	345,756
Net and comprehensive loss	—	—	—	(4,441,739)	(4,441,739)
Balance at March 31, 2021	47,371,482	$4,737	$190,020,008	$(150,992,584)	$39,032,161

	For the Three Months Ended March 31, 2020 (unaudited)
	Stockholders' Equity
	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2020	40,588,004	$4,059	$178,766,806	$(142,235,522)	$36,535,343
Issuance of warrants	—	—	62,347	—	62,347
Stock-based compensation expense	—	—	327,467	—	327,467
Net and comprehensive loss	—	—	—	(3,918,663)	(3,918,663)
Balance at March 31, 2020	40,588,004	$4,059	$179,156,620	$(146,154,185)	$33,006,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020
Operating activities:	(unaudited)
Net and comprehensive loss	$(4,441,739)	$(3,918,663)
Adjustments to reconcile net and comprehensive loss to net cash used in operating activities:
Depreciation	16,780	15,102
Stock-based compensation	345,756	327,467
Consulting expenses related to warrants	—	62,347
Changes in operating assets and liabilities:
Prepaid research and development contracts	253,096	82,492
Other current assets	(129,742)	167,287
Accounts payable and accrued expenses	289,152	(675,858)
Net cash used in operating activities	(3,666,697)	(3,939,826)
Financing activities:
Proceeds from issuance of common stock upon exercise of stock options	70,279	—
Net cash provided by financing activities	70,279	—
Net decrease in cash and cash equivalents	(3,596,418)	(3,939,826)
Cash and cash equivalents at beginning of year	42,604,935	38,524,536
Cash and cash equivalents, three months ended	$39,008,517	$34,584,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Organization and Operations

Aerpio Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on developing compounds that activate Tie2 as well as other indications in which the Company believes that activation of Tie2 may have therapeutic potential. The Company was incorporated as Zeta Acquisition Corp. II (“Zeta”) in the State of Delaware on November 16, 2007.  Zeta was a “shell company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

In December 2020, the Company announced the topline results from the Phase 2 clinical trial of razuprotafib (formerly known as AKB-9778), a small molecule vascular endothelial protein tyrosine phosphatase (“VE-PTP”) inhibitor. The double-blind, placebo controlled Phase 2 study, in patients with elevated intraocular pressure (“IOP”) associated with open angle glaucoma or ocular hypertension, met its primary efficacy endpoint with its twice-daily dosing group; however, the IOP decrease was not at a level deemed sufficient to move to Phase 3 development. As a result, the Company initiated a process to explore a range of strategic alternatives focused on maximizing stockholder value from our clinical assets and cash resources. As part of this process, the Company is exploring strategic options for partnering our programs, as well as the potential for an acquisition, company sale, merger, business combination, asset sale, in-license, out-license or other strategic transaction. Ladenburg Thalmann & Co. Inc. and Duane Nash, M.D., J.D., M.B.A, have been retained with respect to the strategic review process. There can be no assurance that this exploration of strategic alternatives will result in the Company entering or completing any transaction.

In January 2021, the Company executed a realignment plan to reduce operating costs and better align our workforce with the needs of its ongoing business. The realignment plan reduced the Company’s workforce by seven employees, representing approximately 58% of its workforce. As a result of this realignment plan, the Company incurred a one-time employee related severance expenses of approximately $1.2 million in the first quarter of 2021 and anticipates the majority of the one-time employee severance liability to be paid during 2021. The final payment of the severance liability in connection with the realignment plan is subject to a number of assumptions, actual results may differ from the original estimate. Additionally, the Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the realignment plan.

In addition to glaucoma, the Company has the following clinical programs:

Acute Respiratory Distress Syndrome: Based on results in preclinical studies and observations in patients in TIME-2 and TIME-2b trials, the Company believed that a vascular endothelial receptor, Tie2, may play a pivotal role in the defense against microvascular breach in Acute Respiratory Distress Syndrome (“ARDS”) and have therapeutic potential for the treatment of COVID-19 associated ARDS.  During 2020, the Company initiated two Phase 2 trials to evaluate subcutaneous razuprotafib for the prevention and treatment of ARDS in adult patients with moderate to severe COVID-19 (“RESCUE”) and critical COVID-19 (“I-SPY”).  In January 2021, the Data Monitoring Committee recommended discontinuation of razuprotafib in the I-SPY trial after 21 patients due to the complexity of monitoring patients in the setting of a surge in ICU patients. For the RESCUE trial, the Company decided to stop recruiting in February 2021 after the first 31 patients were enrolled based on challenges recruiting and monitoring patients in the current pandemic environment. There were no apparent safety signals associated with dosing COVID-19 patients in either trial and the Company plans to further analyze the data to assess trends in efficacy and biomarkers. The Company expects to report topline data from the RESCUE trial during the second quarter of 2021. All clinical activity related to the RESCUE trial will be completed during the second quarter of 2021.

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

ARP-1536 and Bi-Specific Antibody: ARP-1536, the humanized monoclonal antibody directed at the same target as subcutaneous razuprotafib, is in preclinical development. The Company is evaluating development options for ARP-1536, including subcutaneous injection for the treatment of diabetic vascular complications, e.g., diabetic nephropathy and intravitreal injection as an adjunctive therapy for diabetic macular edema.  The Company is also developing a bispecific antibody that binds both vascular endothelial growth factor (“VEGF”) and VE-PTP which is designed to inhibit VEGF activation and activate Tie2. The Company believes this bispecific antibody has the potential to be an improved treatment for wet aged-related macular degeneration (“AMD”) and diabetic macular edema via intravitreal injection.

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

The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its technology, identifying potential product candidates and undertaking preclinical and clinical studies. The Company’s revenue has been primarily limited to license revenue from Gossamer.  Future revenue is dependent on the terms of the license agreement with Gossamer as further described in Note 10. The Company’s product candidates are subject to long development cycles and there is no assurance the Company will be able to successfully develop, obtain regulatory approval for, or market its product candidates.

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

The Company incurred losses from operations and had a negative cash flows from operating activities for the three months ended March 31, 2021 and 2020 (and since inception). As of March 31, 2021, the Company’s cash and cash equivalents were approximately $39.0 million. The Company expects the RESCUE trial to be completed during the second quarter of 2021. Based on its current operating plan, and absent any future financings or strategic partnerships, the Company believes its existing cash and cash equivalents will be sufficient to fund its current operating plan through the fourth quarter of 2022.

COVID-19 has resulted, and will likely continue to result, in significant governmental measures being implemented to control the spread of the virus through quarantines, travel restrictions, heightened border security and other measures. While the Company cannot predict the scope and severity, these developments and measures could materially and adversely affect its business and its financial condition. In addition, in response to the continuing spread of COVID-19, the Company has kept its executive offices closed with its employees continuing their work outside of the office. The Company is closely monitoring the impact of COVID-19 on all aspects of its business and is taking steps to minimize the impact on its business. However, the extent to which COVID-19 ultimately impacts the Company’s business, results of operations or financial condition will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the COVID-19 pandemic, new information that may emerge concerning the severity of COVID-19 and the effectiveness of actions taken to contain the COVID-19 pandemic or treat its impact, including vaccination campaigns, among others. Although states have quarantines and similar restrictions in place, the regulations vary on a state by state basis and the effectiveness of these restrictions and mass vaccination campaigns on slowing the spread of COVID-19 varies, making it difficult to predict what the lasting impact of the COVID-19 pandemic will be. If the Company or any of the third parties with whom it engages were to experience additional shutdowns or other prolonged business disruptions, the Company’s ability to conduct its business in the manner and on the timelines presently planned could have a material adverse impact on the Company’s business, results of operation and financial condition. In addition, a recurrence of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. The Company will continue to monitor developments as it deals with the disruptions and uncertainties relating to the COVID-19 pandemic.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Securities and Exchange Commission (“SEC”) regulations and include all of the information and disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) for interim financial reporting, and, in the opinion of management include all adjustments necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows for each period presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). All adjustments are of a normal and recurring in nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2021. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The Company’s condensed consolidated financial statements are stated in U.S. Dollars.

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

The Company’s results can also be affected by economic conditions, global health concerns, such as the COVID-19, and political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, and changes in the prices of research studies, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand and short-term certificates of deposits with original maturities of three months or less at the time of purchase. At March 31, 2021 and December 31, 2020, the Company’s cash equivalents are primarily held in money market funds.  The Company maintains balances with its banks in excess of federally insured limits.

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

Other Income

Other income represents reimbursed internal and external qualified expenses, per the terms of the U.S. Government operating through Medical Technology Enterprise Consortium (“MTEC”) arrangement. The reimbursable qualified expenses were incurred in conjunction with the RESCUE trial and the potential of subcutaneous razuprotafib for the prevention and treatment of ARDS in adult patients with moderate to severe COVID-19. During the first quarter of 2021, $1.2 million was recorded as other income during the three months ended March 31, 2021.

Other income is recorded, and costs are generally reimbursed, in the period the internal or external qualified clinical trial expenses are incurred, and paid, by the Company.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of March 31, 2021 and December 31, 2020, the Company does not have any uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions, if any exist, in income tax expense.

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

To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers within the fair value hierarchy during the three months ended March 31, 2021 or 2020. The assets of the Company measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2021
Assets:
Cash and cash equivalents	$39,008,517	$—	$—	$39,008,517
Total assets	$39,008,517	$—	$—	$39,008,517
December 31, 2020
Assets:
Cash and cash equivalents	$42,604,935	$—	$—	$42,604,935
Total assets	$42,604,935	$—	$—	$42,604,935

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are the only financial instruments that potentially subject the Company to concentrations of credit risk. At March 31, 2021 and December 31, 2020, the Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

Recent Accounting Pronouncements

No new accounting pronouncement have been recently issued or newly effective which would have or be expected to have a material impact on the Company’s condensed consolidated financial statements.

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	March 31,	December 31,
	2021	2020
Restructuring accrual (see Note 11)	$1,107,205	$-
Accounts payable	458,658	523,037
Professional fees	220,352	444,534
Accrued project costs	159,312	328,463
Accrued retention bonus	90,384	—
Accrued vacation	18,487	48,107
Accrued bonus	—	428,683
Other	35,633	26,547
Total accounts payable and accrued expenses	$2,090,031	$1,799,371

4. Common Stock

As of March 31, 2021 and December 31, 2020, the Company had 300,000,000 shares of authorized common stock with par value of $0.0001 per share.

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

Warrants to Purchase Common Stock

The Company had warrants outstanding for the purchase of 600,000 shares of the Company’s common stock at March 31, 2021 and December 31, 2020. In October 2019, the Company issued warrants for the purchase of 600,000 shares of the Company’s common stock at an exercise price of $0.486 per share in connection with the hiring of a strategic advisor consultant for a six-month period. These warrants vested in equal monthly installments over a six-month period beginning October 14, 2019 and expire on October 24, 2024. At the date of grant the fair value of these awards was determined using a Black-Scholes Merton pricing model.

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

5. Preferred Stock

As of March 31, 2021 and December 31, 2020, the Company had 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital. No preferred stock was issued and outstanding at March 31, 2021 and December 31, 2020.

6. Stock-Based Compensation

In March 2017, the Company’s Board of Directors adopted, and the stockholders approved, the 2017 Stock Option and Incentive Plan (the “2017 Plan”), that became effective in April 2017. The 2017 Plan provides for the issuance of incentive awards up to 4,600,000 shares of common stock to officers, employees, consultants and directors, less the number of shares subject to issued and outstanding awards under the 2011 Plan that were assumed in the Merger. The 2017 Plan also provides that the number of shares reserved for issuance thereunder will be increased annually on the first day of each year beginning in 2018 by four percent (4%) of the shares of our common stock outstanding on the last day of the immediately preceding year or such smaller increase as determined by our Board of Directors. In January 2021, the Company’s Board of Directors approved a 4% increase adding 1,890,052 shares to the 2017 Plan, which was effective as of January 1, 2021.

Stock Options

The options granted generally vest over 48 months. Under the 2017 Plan, options vest in installments of 25% at the one-year anniversary and thereafter in 36 equal monthly installments beginning on the 1st of the month after the one-year anniversary date, subject to the employee’s continuous service with the Company. In May 2019, the Company issued a special retention grant of options to purchase an aggregate of 2,419,050 shares of common stock which vest in installments of 50% at June 30, 2020 and 50% at June 30, 2021, subject to the employee’s continuous service with the Company. The options generally expire ten years after the date of grant. The fair value of the options at the date of grant is recognized as an expense over the requisite service period. During the three months ended March 31, 2021 and 2020, option awards to purchase an aggregate of 71,428 and 702,000 shares of common stock were granted, respectively.

As of March 31, 2021 and December 31, 2020, 5,530,530 and 3,634,905 shares were reserved for issuance under the 2017 Plan, respectively.

The following table summarizes the stock option activity during the three months ended March 31, 2021:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	4,642,240	$1.81	7.00	$358,209
Granted	71,428	1.46
Exercised	(78,769)	0.89
Expired/cancelled	(149,573)	1.52
Outstanding, March 31, 2021	4,485,326	$1.83	6.79	$1,016,074
Expected to vest, March 31, 2021	1,859,530	$1.46	8.35	$563,260
Options exercisable, March 31, 2021	2,625,796	$2.10	5.69	$452,814

Aggregate intrinsic value represents the estimated fair value of the Company’s common stock at in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

As of March 31, 2021, there was $1,126,603 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.51 years.

Stock Awards

On March 31, 2021 the Company’s non-employee directors were awarded 41,394 shares of the  Company’s common stock at the fair market value of $1.29. The awards were in the form of Unrestricted Stock Awards (as defined in the 2017 Plan) equal to the quarterly cash retainer payable to such directors under the Company’s non-employee director compensation policy currently in effect divided by the average closing price of the Company’s common stock on the Nasdaq Capital Market during the quarter ending March 31, 2021.

Compensation Expense Summary

The Company recognized the following compensation cost related to employee and non-employee stock-based compensation activity for the periods presented:

	Three Months Ended March 31,
	2021	2020
Research and development	$108,014	$131,678
General and administrative	237,742	195,789
Total	$345,756	$327,467

The total R&D expense of $108,014 was related to stock options. The total G&A expense of $237,742 consisted of $53,398 from stock awards and $184,344 from stock options.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Accordingly, the weighted-average fair value of the options granted during the three months ended March 31, 2021 and 2020 was $0.89 and $0.31 per share, respectively. The calculation was based on the following assumptions.

	Three Months Ended March 31,
	2021	2020
Expected term (years)	5.31	6.08
Risk-free interest rate	0.50%	0.59%
Expected volatility	74.16%	67.33%
Expected dividend yield	0%	0%

7. Income Taxes

The Company did not record a current or deferred income tax expense or benefit for the three months ended March 31, 2021 and 2020, due to the Company’s net and comprehensive losses and increases in its deferred tax asset valuation allowance.

8. Net and Comprehensive Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net and comprehensive loss per share attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
	2021	2020
Net and comprehensive loss attributable to common stockholders	$(4,441,739)	$(3,918,663)

Weighted average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	47,282,322	40,588,004

Net and comprehensive loss per share attributable to common stockholder, basic and diluted	$(0.09)	$(0.10)

Holders of non-vested stock-based compensation awards do not have voting rights.

The following weighted average common stock equivalents were excluded from the calculation of basic and diluted net and comprehensive loss per share attributable to common stockholders for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	4,485,326	4,771,960
Warrants to purchase common stock	600,000	600,000

9.  Employee Stock Purchase Plan

In March 2017, the Board of Directors adopted and the stockholders approved the Employee Stock Purchase Plan that became effective in April 2017.  On June 20, 2018, the Company’s stockholders approved the Amended and Restated 2017 Employee Stock Purchase Plan (the “ESPP”) at the 2018 annual meeting of stockholders. Pursuant to the terms of the ESPP, the Company will reserve for issuance 300,000 shares of the Company’s common stock in the aggregate, plus, on January 1, 2019 and each January 1 thereafter through January 1, 2028, the number of shares of the Company’s common stock reserved and available for issuance under the ESPP will be cumulatively increased by the least of (i) one percent of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31; (ii) 350,000 shares; or (iii) such lesser number of shares of the Company’s common stock as determined by the Board of Directors, in each case subject to adjustment in accordance with the terms of the ESPP. In January 2021, the Company’s Board of Directors approved an increase of 350,000 shares to the ESPP, which increase was effective as of January 1, 2021. No shares under the ESPP are outstanding at March 31, 2021 and December 31, 2020.

10.  License Agreement

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

As of March 31, 2021, all development milestones, sales-based milestones and royalty payments within the Amended Gossamer License Agreement are constrained to the point where no transaction price has been allocated to the future milestones or royalty payments.

11.  Restructuring

In January 2021, the Company executed a realignment plan to reduce operating costs and better align its workforce with the needs of its ongoing business. The realignment plan reduced the Company’s workforce by seven employees, representing approximately 58% of the Company’s workforce. As a result, the Company recorded employee severance expense of $1.2 million during the three months ended March 31, 2021. These amounts are included within restructuring expense in the condensed consolidated statements of operations and comprehensive loss.

Total cash payments against the severance liability was approximately $0.1 million in the three months ended March 31, 2021.  The remaining liability as of March 31, 2021 was approximately $1.1 million and is included in accounts payable and accrued expenses in the condensed consolidated balance sheet. These amounts are expected to be substantially paid in cash by December 31, 2021.

12. Subsequent Events

On May 16, 2021, the Company entered into an agreement and plan of merger (“Merger Agreement” or “Merger”) with Aadi Bioscience, Inc. (“Aadi”), a Delaware corporation, and Aspen Merger Subsidiary, Inc. (“Merger Sub”), a Delaware corporation and a direct, wholly-owned subsidiary of the Company, pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Aadi, with Aadi surviving as a wholly-owned subsidiary of the Company (the “Merger”).  If the Merger is completed, the business of Aadi will continue as the business of the combined company.

The Merger Agreement was approved by the members of the board of directors of the Company (the “Board”) and the Board resolved to recommend approval of the Merger Agreement to the Company’s shareholders.

In connection with the Merger Agreement, the Company has entered into subscription agreements to raise an aggregate amount of $155.0 million in a Private Investment in Public Equity (“PIPE”) financing in shares of common stock and pre-funded warrants to purchase Aerpio common stock. The PIPE financing is expected to be consummated concurrently with the closing of the Merger, subject to customary closing conditions, and is contingent on the closing of the Merger.

The Merger is expected to close in the second half of 2021. The closing of the Merger is subject to approval of the Company's shareholders and the satisfaction of certain closing conditions, including, among others, obtaining the requisite approval of the stockholders of Aerpio, Aerpio’s cash and cash equivalents maintaining a balance equal to or greater than $10.0 million and the completion of the PIPE financing. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

If the Company is unable to satisfy the closing conditions in Aadi’s favor or if other applicable closing conditions are not satisfied, Aadi will not be obligated to complete the Merger. The Merger Agreement provides Aerpio and Aadi with specified termination rights, and further provides that, upon termination of the Merger Agreement under specified circumstances, Aerpio may be required to pay the Aadi a termination fee of $2.0 million. In addition, in connection with certain terminations of the Merger Agreement, Aerpio may be required to pay Aadi’s out-of-pocket fees and expenses up to $750,000.

If the Merger is consummated, on a pro forma basis, current shareholders of Aadi will own approximately 66.8% and current shareholders of the Company will own approximately 33.2% of the combined company upon the closing of the Merger, without giving effect to the proposed PIPE. Following the closing of the anticipated PIPE financing, the former Aadi shareholders are expected to own approximately 29.6% of the outstanding shares of Aerpio common stock, on a fully-diluted basis, the shareholders of Aerpio (as of immediately prior to the closing of the Merger) are expected to own approximately 14.7% of the outstanding shares of Aerpio common stock, on a fully-diluted basis, and the PIPE investors are expected to own approximately 55.7% of the outstanding shares of Aerpio common stock, on a fully-diluted basis.

The Merger Agreement contemplates that, at or prior to the effective time of the Merger (the “Effective Time”), Aerpio, the Holder Representative (as defined therein) and the Rights Agent (as defined therein) will execute and deliver a contingent value rights agreement (the “CVR Agreement”), pursuant to which each holder of Aerpio common stock as of immediately prior to the Effective Time shall be entitled to one contractual contingent value right issued by Aerpio, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of Aerpio common stock held by such holder. Each contingent value right shall entitle the holder thereof to receive a defined percentage of the net proceeds, if any, received by the newly combined company, subsequent to the closing of the Merger, pursuant to the Amended Gossamer License Agreement (as defined in Note 10) and any other agreements, with respect to certain other Aerpio assets, entered into prior to the closing of the Merger. The contingent value rights are not transferable, except in certain limited circumstances as will be provided in the CVR Agreement, will not be certificated or evidenced by any instrument and will not be registered with the SEC or listed for trading on any exchange.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

the ability to satisfy the conditions to the merger transaction with Aadi Bioscience, Inc. (“Aadi”), including the ability to obtain shareholder approval, on the proposed terms and timeframe, and the proposed private placement transaction;

•	the intended benefits to our stockholders of the contingent value rights arrangements entered into in connection with the merger;
•

the ability to realize the anticipated benefits of transactions related to the merger transaction with Aadi and other restructuring activities, including in connection with the merger transaction, or other initiatives in a timely manner or at all;

•	the risk of unanticipated costs, liabilities or delays relating to the merger transaction with Aadi, including the outcome of any legal proceedings relating to the merger transaction;
•

the occurrence of any change, effect, event, development, matter, state of facts, series of events or circumstances that could give rise to the termination of the agreement with Aadi related to the merger transaction;

•	the accuracy of our estimates regarding expense, future revenues, uses of cash, capital requirements and the need for additional financing;
•

the continued development of GB004 and maintaining and deriving the intended benefits of the Company’s collaboration with Gossamer Bio; ability to continue to develop razuprotafib or other product candidates, including in indications related to COVID-19;

•	our continued review and evaluation of strategic plans for legacy assets;
•	our ability to obtain and maintain intellectual property protections for our product candidates;
•	our ability to attract and retain key personnel; and
•	other material risks and uncertainties, including those listed under the caption “Risk Factors.”

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in Quarterly Report on Form 10-Q and have filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

Unless the context requires otherwise, references to this Quarterly Report on Form 10-Q to “Aerpio,” the “Company,” “we,” “us,” and “our” refer to Aerpio Pharmaceuticals, Inc. and its subsidiaries, on a consolidated basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Aerpio Pharmaceuticals, Inc. should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q as of and for the period ended March 31, 2021 and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 11, 2021. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as updated by the risk factors contained this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”), for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Operating Overview

Aerpio Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on developing compounds that activate Tie2 as well as other indications in which we believe that activation of Tie2 may have therapeutic potential. We were incorporated as Zeta Acquisition Corp. II (“Zeta”) in the State of Delaware on November 16, 2007.  Zeta was a “shell company” (as defined in Rule 12b-2 of the Exchange Act).

In December 2020, we announced the topline results from our Phase 2 clinical trial of razuprotafib (formerly known as AKB-9778), a small molecule vascular endothelial protein tyrosine phosphatase (“VE-PTP”) inhibitor. The double-blind, placebo controlled Phase 2 study, in patients with elevated intraocular pressure (“IOP”) associated with open angle glaucoma or ocular hypertension, met its primary efficacy endpoint with its twice-daily dosing group; however, the IOP decrease was not at a level deemed sufficient to move to Phase 3 development. As a result, we initiated a process to explore a range of strategic alternatives focused on maximizing stockholder value from our clinical assets and cash resources. As part of this process, we are exploring strategic options for partnering our programs, as well as the potential for an acquisition, company sale, merger, business combination, asset sale, in-license, out-license or other strategic transaction. Ladenburg Thalmann & Co. Inc. and Duane Nash, M.D., J.D., M.B.A, have been retained with respect to the strategic review process.

On May 16, 2021, the Company entered into an agreement and plan of merger (“Merger Agreement” or “Merger”) with Aadi Bioscience, Inc. (“Aadi”), a Delaware corporation, and Aspen Merger Subsidiary, Inc. (“Merger Sub”), a Delaware corporation and a direct, wholly-owned subsidiary of the Company, pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Aadi, with Aadi surviving as a wholly-owned subsidiary of the Company (the “Merger”).  If the Merger is completed, the business of Aadi will continue as the business of the combined company.

The Merger Agreement was approved by the members of the board of directors of the Company (the “Board”) and the Board resolved to recommend approval of the Merger Agreement to the Company’s shareholders.

In connection with the Merger Agreement, the Company has entered into subscription agreements to raise an aggregate amount of $155.0 million in a Private Investment in Public Equity (“PIPE”) financing in shares of common stock and pre-funded warrants to purchase Aerpio common stock. The PIPE financing is expected to be consummated concurrently with the closing of the Merger, subject to customary closing conditions, and is contingent on the closing of the Merger.

The Merger is expected to close in the second half of 2021. The closing of the Merger is subject to approval of the Company's shareholders and the satisfaction of certain closing conditions, including, among others, obtaining the requisite approval of the stockholders of Aerpio, Aerpio’s cash and cash equivalents maintaining a balance equal to or greater than $10.0 million and the completion of the PIPE financing. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

If the Company is unable to satisfy the closing conditions in Aadi’s favor or if other applicable closing conditions are not satisfied, Aadi will not be obligated to complete the Merger. The Merger Agreement provides Aerpio and Aadi with specified termination rights, and further provides that, upon termination of the Merger Agreement under specified circumstances, Aerpio may be required to pay the Aadi a termination fee of $2.0 million. In addition, in connection with certain terminations of the Merger Agreement, Aerpio may be required to pay Aadi’s out-of-pocket fees and expenses up to $750,000.

If the Merger is consummated, on a pro forma basis, current shareholders of Aadi will own approximately 66.8% and current shareholders of the Company will own approximately 33.2% of the combined company upon the closing of the Merger, without giving effect to the proposed PIPE. Following the closing of the anticipated PIPE financing, the former Aadi shareholders are expected to own approximately 29.6% of the outstanding shares of Aerpio common stock, on a fully-diluted basis, the shareholders of Aerpio (as of immediately prior to the closing of the Merger) are expected to own approximately 14.7% of the outstanding shares of Aerpio common stock, on a fully-diluted basis, and the PIPE investors are expected to own approximately 55.7% of the outstanding shares of Aerpio common stock, on a fully-diluted basis.

The Merger Agreement contemplates that, at or prior to the effective time of the Merger (the “Effective Time”), Aerpio, the Holder Representative (as defined therein) and the Rights Agent (as defined therein) will execute and deliver a contingent value rights agreement (the “CVR Agreement”), pursuant to which each holder of Aerpio common stock as of immediately prior to the Effective Time shall be entitled to one contractual contingent value right issued by Aerpio, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of Aerpio common stock held by such holder. Each contingent value right shall entitle the holder thereof to receive a defined percentage of the net proceeds, if any, received by the newly combined company, subsequent to the closing of the Merger, pursuant to the Amended Gossamer License Agreement (as defined in Note 10) and any other agreements, with respect to certain other Aerpio assets, entered into prior to the closing of the Merger. The contingent value rights are not transferable, except in certain limited circumstances as will be provided in the CVR Agreement, will not be certificated or evidenced by any instrument and will not be registered with the SEC or listed for trading on any exchange.

In January 2021, we executed a realignment plan to reduce operating costs and better align our workforce with the needs of its ongoing business. The realignment plan reduced our workforce by seven employees, representing approximately 58% of our workforce. As a result of this realignment plan, we incurred one-time employee related severance expenses of approximately $1.2 million in the first quarter of 2021 and anticipate the majority of the one-time employee severance liability to be paid during 2021. The final payment of the severance liability in connection with the realignment plan is subject to a number of assumptions, actual results may differ from the original estimate. Additionally, we may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the realignment plan.

Our other clinical programs include the following:

Acute Respiratory Distress Syndrome: Based on results in preclinical studies and observations in patients in TIME-2 and TIME-2b trials, we believed that a vascular endothelial receptor, Tie2, may play a pivotal role in the defense against microvascular breach in Acute Respiratory Distress Syndrome (“ARDS”) and have therapeutic potential for the treatment of COVID-19 associated ARDS.  During 2020, we initiated two Phase 2 trials to evaluate subcutaneous razuprotafib for the prevention and treatment of ARDS in adult patients with moderate to severe COVID-19 (“RESCUE”) and critical COVID-19 (“I-SPY”). In January 2021, the Data Monitoring Committee recommended discontinuation of razuprotafib in the I-SPY trial after 21 patients due to the complexity of monitoring patients in the setting of a surge in ICU patients. For the RESCUE trial, the Company decided to stop recruiting in February 2021 after the first 31 patients were enrolled based on challenges recruiting and monitoring patients in the current pandemic environment. Based on topline data for the RESCUE trial, there was a mechanism-based, dose-dependent reduction of blood pressure which was not associated with other adverse events. There was an apparent dose-dependent decrease in Angiopoietin 2 (“Ang2”) that would be consistent with the Tie2 activation mechanism. The efficacy of razuprotafib could not be fully assessed due to the limited number of patients treated in the drug and standard of care arms. At the 28 day study endpoint, there were an equal number of deaths in each group (one per group).  Further analysis of the full data set is ongoing. There were no apparent safety signals associated with dosing COVID-19 patients in either trial and we plan to further analyze the data to assess trends in efficacy and biomarkers.

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

ARP-1536 and Bi-Specific Antibody: ARP-1536, the humanized monoclonal antibody directed at the same target as subcutaneous razuprotafib, is in preclinical development. We are evaluating development options for ARP-1536, including subcutaneous injection for the treatment of diabetic vascular complications, e.g., diabetic nephropathy and intravitreal injection as an adjunctive therapy for diabetic macular edema.  We are also developing a bispecific antibody that binds both vascular endothelial growth factor (“VEGF”) and VE-PTP which is designed to inhibit VEGF activation and activate Tie2. We believe this bispecific antibody has the potential to be an improved treatment for wet aged-related macular degeneration (“AMD”) and diabetic macular edema via intravitreal injection.

Gossamer License Agreement: In June 2018, we licensed AKB-4924, a selective stabilizer of hypoxia-inducible factor-1 alpha (“HIF-1 alpha”) to Gossamer Bio, Inc. (“Gossamer”) AKB-4924, (now called GB004), is being developed for the treatment of inflammatory bowel disease (“IBD”). HIF-1 alpha is involved in mucosal wound healing and the reduction of inflammation in the gastrointestinal tract. Gossamer completed the Phase 1b clinical trial in ulcerative colitis (“UC”) patients and reported results during the second quarter of 2020. Gossamer has announced that, subject to developments in the ongoing COVID-19 pandemic, it initiated a 12-week Phase 2 study of GB004 in patients with mild-to-moderate UC during the second half of 2020.

In May 2020, the Company received a one-time payment of $15.0 million pursuant to an amendment to its license agreement with Gossamer resulting in a reduction in future potential milestone payments and tiered royalty rates over the life of the license agreement. Gossamer is responsible for all remaining development and commercial activities for GB004.

Our primary source of liquidity to date has been through public and private sales of our common stock, redeemable convertible preferred stock, convertible debt and the proceeds from the License Agreement entered into with Gossamer (the “Gossamer License Agreement”), as amended by that certain Amendment No. 1 to the Gossamer License Agreement (“Amendment No. 1” and together with the Gossamer License Agreement, as amended by Amendment No. 1, the “Amended Gossamer License Agreement”). We generated $15.0 million of revenue during 2020; however, no revenue was generated during the quarter ended March 31, 2021 pursuant to Amendment No. 1. We are subject to a number of risks similar to other life science companies in the current stage of our life cycle, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, competitors developing new technological innovations, and protection of proprietary technology. If we do not successfully mitigate any of these risks, we will be unable to generate revenue or achieve profitability.

Except for the Gossamer License Agreement that we entered into with Gossamer in June 2018, our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies. There can be no assurance of future revenues either from future payments related to the Gossamer License Agreement, transition services or from our product candidates. Our product candidates are subject to long development cycles, and there is no assurance we will be able to successfully develop, obtain regulatory approval for, or market our product candidates. As of March 31, 2021, we had an accumulated deficit of $151.0 million and anticipate incurring additional losses for the next several years.

Based on the Company’s current cash reserves of $39.0 million at March 31, 2021 and financial condition as of this Quarterly Report on Form 10-Q, we believe our existing cash and cash equivalent will be sufficient to fund currently planned operations through at least the fourth quarter of 2022.

COVID-19 Considerations:

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures. In addition, in response to the spread of COVID-19, we have continued to keep our executive offices closed with our employees continue to work outside of our offices. We are closely monitoring the impact of COVID-19 on all aspects of our business, including how it may impact our planned Phase 2 clinical trial for our glaucoma program, expected timelines and costs on an ongoing basis. We do not yet know the full extent of potential delays or the impact on our business, our planned clinical trial, our research programs, healthcare systems or the global economy and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions. The extent to which COVID-19 ultimately impacts our business, results of operations and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns, among others. Although states have quarantines and similar restrictions in place, the regulations vary on a state by state basis and the effectiveness of these restrictions and mass vaccination campaigns on slowing the spread of COVID-19 varies. If we or any of the third parties with whom we engage were to experience additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could have a material adverse impact on our business, results of operation and financial condition. In addition, a recurrence or “additional waves” of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic.

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

General and Administrative

General and administrative expenses consist primarily of compensation and related costs for our finance, human resources and other administrative personnel, including stock-based compensation and employee benefits. In addition, general and administrative expenses include third-party consulting, legal, patent, audit, accounting services and facilities costs. We expect to continue to incur general and administrative expenses due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company. In addition, we expect our general and administrative expenses to increase for the foreseeable future due to transaction costs and expenses related to our potential merger with Aadi.

Restructuring Expense

Restructuring expense consists primarily of severance related expenses of employees terminated as a result of the Company’s restructuring efforts. Expenses include continued payroll, benefits and outplacement services (collectively “severance”) as defined and agreed upon by the respective employees’ severance agreement. Severance is recognized as restructuring expense when employees are notified of the restructuring event with a corresponding restructuring accrual which is reduced as payments are made to the employees.

Other Income

Other income represents reimbursed internal and external qualified expense, per the terms of the U.S. Government operating through Medical Technology Enterprise Consortium (“MTEC”) arrangement. The reimbursable qualified expenses were incurred in conjunction with the RESCUE trial and the potential of subcutaneous razuprotafib for the prevention and treatment of ARDS in adult patients with moderate to severe COVID-19. During the first quarter of 2021, $1.2 million was recorded as other income during the three months ended March 31, 2021. Other income is recorded, and costs are generally reimbursed, in the period the internal or external qualified clinical trial as we incur and pay expenses.

Grant Income

Grant income is recognized as earned based on contract work performed.

Interest Income

Interest income consists primarily of interest income received on cash and cash equivalents.

Results of Operations

The following table presents the results of operations for the periods presented:

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$2,228,002	$1,829,042
General and administrative	2,136,591	2,285,891
Restructuring expense	1,238,270	—
Total operating expenses	5,602,863	4,114,933
Loss from operations	(5,602,863)	(4,114,933)
Other income	1,158,088	—
Grant income	—	79,900
Interest income	3,036	116,370
Total other income	1,161,124	196,270
Net and comprehensive loss	$(4,441,739)	$(3,918,663)

Comparison of the Three Months Ended March 31, 2021 and 2020

Operating Expenses

	Three Months Ended March 31,
	2021	2020
Research and development	$2,228,002	$1,829,042
General and administrative	2,136,591	2,285,891
Restructuring expense	1,238,270	—
Total operating expenses	$5,602,863	$4,114,933

Research and Development

Research and development expenses for the three months ended March 31, 2021 increased approximately $0.4 million or 21.8%, compared to the three months ended March 31, 2020. This was the result of increased spending on the Phase 2 Glaucoma trial and two COVID-19 trials compared to spending related to the Glaucoma Phase 1b clinical trial, which was completed during the first quarter of 2020.

General and Administrative

General and administrative expenses for the three months ended March 31, 2021, decreased approximately $0.1 million, or 6.5%, compared to the three months ended March 31, 2020.

Restructuring Expense

Restructuring expense for the three months ended March 31, 2021 increased by $1.2 million as a result of the reduction of headcount during the first quarter of 2021. No such actions were taken in 2020.

Other Income

	Three Months Ended March 31,
	2021	2020
Other income	$1,158,088	$—
Grant income	—	79,900
Interest income	3,036	116,370
Total other income	$1,161,124	$196,270

Other Income

Other income for the three months ended March 31, 2021 of $1.2 million represents reimbursed internal and external qualified expenses related to the ARDS RESCUE clinical trial, per the terms of the MTEC arrangement. The arrangement with the Company started in the third quarter of 2020.

Grant Income

Grant income is recognized as earned based on contract work performed. Grant income amounts can vary greatly from period to period depending on the funding and needs of the party for whom we perform the requested services. No grants were received during the three months ended March 31, 2021.

Interest Income

Interest income in the three months ended March 31, 2021 and 2020, reflects interest earned on short term money market instruments. The net proceeds from our underwritten public offering in June 2018, sale of Company stock and payments received in conjunction with the execution of the Gossamer License Agreement in June 2018 and Amendment No. 1 in May 2020, less cash used in operations, were available for investment. The decrease in interest income is due to lower interest rates during the three months ended March 31, 2021, compared to the prior year.

Liquidity and Capital Resources

Since inception, we have incurred significant net losses and negative cash flows from operations. For the three months ended March 31, 2021 and 2020, we had net losses of $4.4 million and $3.9 million, respectively. At March 31, 2021 and December 31, 2020, we had an accumulated deficit of $151.0 million and $146.6 million, respectively.

At March 31, 2021, we had cash and cash equivalents of $39.0 million. To date, we have financed our operations principally through private and public offerings of our equity securities, private placements of our redeemable convertible preferred stock, common stock, issuances of secured convertible promissory notes and proceeds from the Amended Gossamer License Agreement and Amendment No. 1. Based on our current plans, we expect that our existing cash and cash equivalents will enable us to conduct our planned operations through at least the fourth quarter of 2022.

In April 2021, we filed a shelf registration statement on Form S-3 with the SEC which was declared effective by the SEC on April 15, 2021 (the “Form S-3”). The shelf registration statement allows us to sell from time-to-time up to $150.0 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. The shelf registration statement is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

In February 2018,  we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we were able to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million through Cantor as our sales agent. Cantor may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trade market for our common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The shares of our common stock that we sold under the Sales Agreement were conducted pursuant to an earlier registration statement on Form S-3 that we filed with the SEC in February 2018.

During the year ended December 31, 2020, 6,523,655 shares of common stock had been sold under this Sales Agreement and received net proceeds of $9.3 million, after deducting expenses of approximately $403,000 (including sales agent compensation of approximately $292,000) that were direct and incremental to the sale of our common stock. During the three months ended March 31, 2021, no shares of common stock were sold under this Sales Agreement. Because the earlier registration statement on Form S-3 expired on its three-year anniversary of its effectiveness, we may not make future sales under the Sales Agreement.

On May 16, 2021, we entered into a Merger Agreement with Aadi and Merger Sub pursuant to which, subject to the satisfaction or waiver of the conditions therein, Aadi will merge with and into Merger Sub, with Aadi continuing as the surviving company and a wholly-owned subsidiary of our company. The Merger Agreement was unanimously approved by the members of the Company's Board, and the Board resolved to recommend approval of the Merger Agreement to the Company's shareholders. Our future operations are highly dependent on the success of the merger with Aadi.

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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(3,666,697)	$(3,939,826)
Net cash provided by financing activities	70,279	—
Net decrease in cash and cash equivalents	$(3,596,418)	$(3,939,826)

Operating Activities

We have historically experienced negative cash outflows. Our net cash used in operating activities primarily results from our net loss adjusted for non-cash expenses, changes in working capital components, amounts due to contract research organizations to conduct our clinical programs and employee-related expenditures for research and development and general and administrative activities. Our cash flows from operating activities will continue to be affected by spending to advance and support our product candidates in the clinic and other operating and general administrative activities.

For the three months ended March 31, 2021, operating activities used $3.7 million in cash as result a net loss of approximately $4.4 million offset by $0.4 million of decrease in working capital and $0.4 million in non-cash expenses related to stock-based compensation and depreciation expense. For the three months ended March 31, 2020, operating activities used $3.9 million in cash as a result of $0.4 million of decrease in working capital and a net loss of $3.9 million, offset by $0.4 million in non-cash expenses that consisted of consulting expense related to warrants, stock-based compensation expense and depreciation expense.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 includes $70,279 net proceeds from issuance of common stock upon exercise of stock options.  There were no financing activities during the three months ended March 31, 2020.

Contractual Obligations and Commitments

Other than as described herein with respect to the Merger Agreement with Aadi and the related transactions, there have been no material changes outside the ordinary course of business during the period covered by this Quarterly Report on Form 10-Q from the contractual obligations and commitments as of December 31, 2020 as described in our Annual Report on Form 10-K filed with the SEC on March 11, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

For further information on all our significant accounting policies, see the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 11, 2021.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the

SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC should be carefully considered. The risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem immaterial may also impair our business operations. Please see page 17 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors.  If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval of Product Candidates

Risks Related to our Merger with Aadi Bioscience, Inc. (“Aadi”).

Failure to complete, or delays in completing, the potential merger with Aadi announced on May 17, 2021 could materially and adversely affect our results of operations, business, financial results and/or stock price.

On May 16, 2021, we entered into an agreement with Aadi and our wholly-owned merger subsidiary (“Merger Sub”) pursuant to which, if all of the conditions to closing are satisfied or waived, Aadi will merge with and into Merger Sub, with Aadi continuing as the surviving company and a wholly-owned subsidiary of our company (the “Merger”). Consummation of the Merger is subject to certain closing conditions, a number of which are not within our control. Any failure to satisfy these required conditions to closing may prevent, delay or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the proposed merger as currently contemplated under the Merger Agreement or at all.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, suppliers, vendors, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer decisions about working with us or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

Risks related to the failure of the proposed merger to be consummated include, but are not limited to, the following:

•

we would not realize any or all of the potential benefits of the Merger, including any synergies that could result from combining our financial and proprietary resources with those of Aadi, which could have a negative effect on our stock price;

•	under some circumstances, we may be required to pay a termination fee to Aadi of $2 million and/or pay Aadi’s out-of-pocket fees and expense of up to $750,000;
•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;
•	the trading price of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;
•	the attention of our management and employees may have been diverted to the Merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;
•	we could be subject to litigation related to any failure to complete the Merger;

•

the potential loss of key personnel during the pendency of the Merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the Merger; and

•

under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations, business, and our stock price.

We cannot be sure if or when the Merger will be completed.

The consummation of the Merger is subject to the satisfaction or waiver of various conditions, including the authorization of the Merger and/or related transactions by our shareholders and Aadi’s shareholders. In addition, in connection with the Merger Agreement, we have entered into subscription agreements to raise $155.0 million in a Private Investment in Public Equity (“PIPE”) financing in shares of common stock and/or pre-funded warrants to purchase common stock. The financing is expected to be consummated concurrently with the closing of the merger, subject to customary closing conditions, and is contingent on the merger, and vice versa. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If we are unable to satisfy the closing conditions in Aadi’s favor or if other mutual closing conditions are not satisfied, Aadi will not be obligated to complete the Merger. Under certain circumstances, we would be required to pay Aadi a termination fee of $2.0 million. In addition, in connection with certain terminations of the Merger Agreement, Aerpio may be required to pay Aadi’s out-of-pocket fees and expenses up to $750,000, which shall be credited against any termination fee which becomes payable thereafter.

If the Merger is not completed, our board of directors, in discharging its fiduciary obligations to our shareholders, will evaluate other strategic alternatives or financing options that may be available, which alternatives may not be as favorable to our shareholders as the Merger. Any future sale or merger, financing or other transaction may be subject to further shareholder approval. We may also be unable to find, evaluate or complete other strategic alternatives, which may have a materially adverse effect our business.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, suppliers, vendors, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

Until the Merger is completed, the Merger Agreement restricts Aadi and us from taking specified actions without the consent of the other party, and, in regards to us, requires us to operate in the ordinary course of business consistent with past practice. These restrictions may prevent Aadi and us from making appropriate changes to our respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Because the Merger Agreement provides for a fixed exchange ratio for the number of shares of our common stock that will be issued for each outstanding share of Aadi’s share capital, we may face risks as a result of changes in our stock price during the pendency of the merger.

The Merger Agreement provides for a fixed exchange ratio for the number of shares of our common stock that will be issued for each outstanding share of Aadi’s share capital in the Merger. If the public trading value of shares of our common stock changes over the period of time required to satisfy the Merger’s closing conditions, the consideration to be issued to Aadi’s shareholders at the time of the Merger may be different from the public trading value of shares of our common stock when we entered into the Merger Agreement.

The Merger Agreement contains provisions that limits our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of us from making an alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee to Aadi.

The Merger Agreement provides that we shall not, and requires us to refrain from permitting our representatives to, among other things, solicit, participate in negotiations with respect to or approve or recommend any third party proposal for an alternative transaction, subject to exceptions set forth in the Merger Agreement relating to the receipt of certain unsolicited proposals. Further, while our board of directors is permitted to make a recommendation change to our stockholders with respect to the Merger under certain circumstances, unless Aadi terminates the Merger Agreement, we nonetheless will be required to submit the proposals to a stockholder vote at a special meeting. This requirement, which is often called a “force the vote” provision, means that we do not have the right before the stockholder vote to terminate the Merger Agreement to accept a superior proposal. If the Merger Agreement is terminated, in certain circumstances, we may be required to pay Aadi a termination fee of $2.0 million.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of us or pursuing an alternative transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the consideration in the Merger, or might result in a potential third-party acquiror or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed merger, which may delay or prevent the proposed merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Aadi, Aadi’s board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Aadi, or Aadi’s board of directors could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

Our stockholders may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.

The Merger Agreement contemplates that, at or prior to the Effective Time, we will execute and deliver a contingent value rights agreement (the “CVR Agreement”), pursuant to which each holder of our common stock as of immediately prior to the Effective Time shall be entitled to one contractual contingent value right (“CVR”) issued by our company, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of our common stock held by such holder. Each CVR will entitle the holder of the CVR to receive payments upon certain sale or disposition transactions with respect to our legacy assets. The right of our stockholders to derive any value from the CVRs will be contingent upon the completion of one or more of such transactions as contemplated by the CVR Agreement. As a result, there can be no assurance that holders of CVRs will derive any value from such rights.

We are substantially dependent on our remaining employees to facilitate the consummation of the merger.

As of May 16, 2021, we had only five full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain certain remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of certain employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

If we do not successfully consummate a strategic transaction with Aadi or otherwise, our Board of Directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that our agreement with Aadi will result in a successfully consummated transaction. If the Merger is not completed, our board of directors, in discharging its fiduciary obligations to our shareholders, will evaluate other strategic alternatives or financing options that may be available. There is no guarantee that we will achieve any such alternatives. If no transaction is completed, our Board of Directors may decide to pursue a dissolution and liquidation of our Company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our Board of Directors were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation of our Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders. Our commitments and contingent liabilities may include (i) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our Company; (ii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iii) non-cancelable facility lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our Company. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

Risks Related to Our Evaluation of Strategic Alternatives for our Legacy Assets

We cannot assure you that our exploration of strategic alternatives for our legacy assets will result in a transaction or that any such transaction would be successful, and the process of exploring strategic alternatives or its conclusion could adversely impact our business and our stock price.

In October 2019, we announced the engagement of Evercore, Ladenburg Thalmann & Co. Inc. and Duane Nash, M.D., J.D., M.B.A. to assist us in identifying and evaluating a range of potential strategic alternatives, including an acquisition, company sale, merger, business combination, asset sale, in-license, out-license or other strategic transaction. On May 16, 2021, we entered into a definitive agreement for a merger transaction with Aadi Bioscience, Inc. as described below. However, we are continuing to explore strategic options for our legacy assets. There can be no assurance that this exploration of strategic alternatives will result in us entering or completing any transaction with respect to those assets or that any resulting plans or transactions will yield additional value for shareholders. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to potential buyers on reasonable terms.

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

If we do not complete the merger transaction with Aadi Bioscience, Inc., we will continue to face risks related to our legacy business as described below. There can be no assurance that we will succeed in such activities.

Risks Related to the COVID-19 Pandemic

The current pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases could seriously harm our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to other regions and countries worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and other public health safety measures. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, as well as record declines in stock prices, among other effects. Although some states are starting to relax quarantines and similar restrictions, the regulations vary on a state by state basis and the impact of loosening of those restrictions and mass vaccination campaigns is not yet known.

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

In August 2020, we announced a second COVID-19 trial to evaluate subcutaneous razuprotafib for the prevention and treatment of ARDS in adult patients with moderate to severe COVID-19 as part of the MTEC-20-09-COVID-19 Treatment Military Infectious Disease Research Program (“MIDRP”) (“RESCUE” trial). The Medical Technology Enterprise Consortium (“MTEC”), a non-profit organization primarily funded by the U.S. Army Medical Research and Development Command, will provide up to $5.1 million of reimbursement related to qualified internal and external spending, as it relates to the clinical trial. In February 2021, we decided to stop recruiting after the first 31 patients were enrolled based on challenges recruiting and monitoring patients in the current pandemic environment. Based on topline data in the RESCUE trial, there were no apparent safety signals associated with dosing COVID-19 patients with razuprotafib. There was a mechanism-based, dose-dependent reduction of blood pressure which was not associated with other adverse events. There was an apparent dose-dependent decrease in Angiopoietin 2 (“Ang2”) that would be consistent with the Tie2 activation mechanism. The efficacy of razuprotafib could not be fully assessed due to the limited number of patients treated in the drug and standard of care arms. At the 28 day study endpoint, there were an equal number of deaths in each group (one per group).  Further analysis of the full data set is ongoing. There were no apparent safety signals associated with dosing COVID-19 patients in the RESCUE trial and we plan to further analyze the data to assess trends in efficacy and biomarkers

We currently have no products for sale, generate no revenues from sales of any drugs, and may never be able to develop marketable products. Our product candidates will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence commercialization. We are currently evaluating our options for all of our assets as part of our strategic review process. None of our product candidates has advanced into a pivotal trial, and it may be years before such a trial is initiated, if ever. As part of our strategic review process, we may determine to out-license, partner or otherwise dispose of our assets, and we may never derive value from such assets. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that any drug candidate is safe and effective and any biological product candidate is safe, pure, and potent for use in each target indication. This process can take many years. Of the large number of drugs in development in the United States, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize any of our product candidates. In the event that any of our assets are partnered for development, our collaborators would face these and other risks described in these risk factors in the development, approval and commercialization of our product candidates. As a result, we may never derive the intended benefits of such collaborations.

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

Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. We may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the intense competition among numerous biopharmaceutical companies for similar personnel. In addition, in

January 2021, we adopted a realignment plan to reduce operating costs and better align our workforce with the needs of our ongoing business. The realignment plan reduced our workforce by seven employees, representing approximately 58% of our workforce. As a result, while we have undertaken efforts to retain our current employees, we may experience challenges in doing so.

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

We have incurred net and comprehensive losses each year since our inception, with the exception of the three months ended September 30, 2018 and June 30, 2020, as a result of the upfront Gossamer payments discussed above. For the three months ended March 31, 2021 and 2020, we incurred net and comprehensive loss of $4.4 million and $3.9 million, respectively. As of March 31, 2021, we had an accumulated deficit of $151.0 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

In January 2021, we initiated a realignment plan to reduce operating costs and better align its workforce with the needs of our ongoing business. The realignment plan, reduces its current workforce by seven employees, representing approximately 58% of our workforce. As a result of this realignment plan, we incurred a one-time employee related severance expenses of approximately $1.2 million in the first quarter of 2021. We anticipate the majority of the one-time employee severance liability to be paid during 2021. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees.

Risks Related to Future Financial Condition

We do not have any committed sources of outside capital. A failure to obtain necessary capital when needed to sustain our business could force us to suspend our operations.

As of March 31, 2021, our cash and cash equivalents were $39.0 million. We are currently evaluating our development options for our product candidates. Any efforts for continued program development will be time-consuming and expensive.

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

In addition, the Affordable Care Act (“ACA”) was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The ACA, among other things, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologic products, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% as of January 1, 2019 pursuant to subsequent legislation) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, and the 2020 Omnibus Bill, these reductions are suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. As the legislation currently stands, the reductions will go back into effect April 2021 and will remain in effect through 2030 unless additional Congressional action is taken.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the former Trump Administration had issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. As implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

The former Trump administration released a plan to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. On July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. The FDA also released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada.

On November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model  under which  Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and would have applied in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers.

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

As of March 31, 2021, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 33.46% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the Board of Directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

Our charter and bylaws contain exclusive forum provisions, which may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable and may discourage lawsuits with respect to such claims.

Our amended and restated charter provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware (or if such court does not have jurisdiction, the U.S. District Court for the District of Delaware) will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of or based on a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (3) any action asserting a claim against us or any of our current or former directors, officers, employees or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to an alternative forum, the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision.

We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, these forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert the provision is unenforceable, and if the Federal Forum Provision is found to be unenforceable, we may incur additional costs with resolving such matters. The courts mandated by our charter and bylaws may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

2.1

Agreement and Plan of Merger, dated May 16, 2021, by and among the registrant, Aadi Bioscience, Inc. and Aspen Merger Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on May 17, 2021)

3.1

Amendment to the Amended and Restated By-laws of Aerpio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on May 17, 2021)

10.1

Second Amendment to Employment Agreement dated January 31, 2021, by and between the Registrant and Joseph Gardner (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 1, 2021 (File No. 001-38560)).

10.2

Transitional Services and Separation Agreement dated February 9, 2021, by and between the Registrant and Kevin G. Peters (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 16, 2021 (File No. 001-38560)).

10.3

Amendment to Transitional Services Agreement, dated April 1, 2021, by and between the Registrant and Kevin G. Peters (incorporated herein by reference to Exhibit 10. 1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2021 (File No. 001-38560)).

10.4

Consulting Services Agreement, dated April 1, 2021, by and between the Registrant and Kevin G. Peters (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2021 (File No. 001-38560)).

10.5

Subscription Agreement, dated May 16, 2021, by and among the registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on May 17, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.

**The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AERPIO PHARMACEUTICALS, INC.

Date: May 17, 2021	By:	/s/ Joseph Gardner, Ph.D.
Joseph Gardner, Ph.D.
President (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Regina Marek
Regina Marek
Vice President Finance (Principal Financial and Principal Accounting Officer)