Form 10-Q
period 2021-06-30
Aerpio Pharmaceuticals, Inc.
filed 2021-08-11
CIK 1422142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-38560

Aerpio Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	EIN 61-1547850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o 10663 Loveland-Madeira Road #168 Loveland, OH	45140
(Address of principal executive offices)	(Zip Code)
(513) 985-1920 (Registrant’s telephone number, including area code)
9987 Carver Road Cincinnati, OH	45242
(Zip Code)
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	ARPO	Nasdaq Capital Market

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

As of August 9, 2021, the registrant had 47,660,492 shares of common stock, $0.0001 par value per share, outstanding.

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

•	Our stockholders may not receive any payment on the contingent value right (“CVR”) and the CVRs may otherwise expire valueless.
•	We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.
•

We cannot assure you that our exploration of strategic alternatives for our legacy assets will result in a transaction or that any such transaction would be successful, and the process of exploring strategic alternatives or its conclusion could adversely impact our business and our stock price.

•

We are involved in securities class action litigation related to the Merger and may become involved in additional securities class action litigation or stockholder derivative litigation in connection with the Merger, and this could divert the attention of our management and harm our business, and insurance coverage may not be sufficient to cover all related costs and damages.

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

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,816,128	$42,604,935
Prepaid research and development contracts	—	510,177
Other current assets	578,461	1,603,913
Total current assets	37,394,589	44,719,025

Furniture and equipment, net	—	121,730
Operating lease right-of-use assets, net	9,452	63,919
Deposits	20,000	20,000
Total assets	$37,424,041	$44,924,674

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,198,140	$1,799,371
Current portion of operating lease liability	9,955	67,438
Total current liabilities	2,208,095	1,866,809
Total liabilities	2,208,095	1,866,809
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 300,000,000 shares authorized and 47,477,084 and 47,251,319 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	4,747	4,725
Additional paid-in capital	190,611,718	189,603,985
Accumulated deficit	(155,400,519)	(146,550,845)
Total stockholders’ equity	35,215,946	43,057,865
Total liabilities and stockholders’ equity	$37,424,041	$44,924,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
License revenue	$—	$15,000,000	$—	$15,000,000
Operating expenses
Research and development	719,637	3,548,572	2,947,639	5,377,614
General and administrative	4,051,724	2,195,515	6,188,314	4,481,406
Restructuring expense	—	—	1,238,270	—
Total operating expenses	4,771,361	5,744,087	10,374,223	9,859,020
(Loss) income from operations	(4,771,361)	9,255,913	(10,374,223)	5,140,980
Other income	360,754	—	1,518,842	—
Grant income	—	—	—	79,900
Interest income	2,672	20,119	5,707	136,489
Total other income	363,426	20,119	1,524,549	216,389
Net and comprehensive (loss) income	$(4,407,935)	$9,276,032	$(8,849,674)	$5,357,369

Net and comprehensive (loss) income per common share
Basic and diluted	$(0.09)	$0.23	$(0.19)	$0.13
Weighted average number of common shares used in computing net (loss) income per share attributable to common stockholders
Basic	47,372,581	40,588,004	47,327,701	40,588,004
Diluted	47,372,581	40,905,288	47,327,701	40,747,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

	For the Three and Six Months Ended June 30, 2021 (unaudited)
	Stockholders' Equity
	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2021	47,251,319	$4,725	$189,603,985	$(146,550,845)	$43,057,865
Issuance of common stock upon exercise of stock options	78,769	8	70,267	—	70,275
Issuance of common stock	41,394	4	—	—	4
Stock-based compensation expense	—	—	345,756	—	345,756
Net and comprehensive loss	—	—	—	(4,441,739)	(4,441,739)
Balance at March 31, 2021	47,371,482	$4,737	$190,020,008	$(150,992,584)	$39,032,161
Issuance of common stock upon exercise of stock options	13,586	1	10,192	—	10,193
Issuance of common stock upon exercise of warrants	50,000	5	24,295	—	24,300
Issuance of common stock	42,016	4	—	—	4
Stock-based compensation expense	—	—	557,223	—	557,223
Net and comprehensive loss	—	—	—	(4,407,935)	(4,407,935)
Balance at June 30, 2021	47,477,084	$4,747	$190,611,718	$(155,400,519)	$35,215,946

	For the Three and Six Months Ended June 30, 2020 (unaudited)
	Stockholders' Equity
	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2020	40,588,004	$4,059	$178,766,806	$(142,235,522)	$36,535,343
Issuance of warrants	—	—	62,347	—	62,347
Stock-based compensation expense	—	—	327,467	—	327,467
Net and comprehensive loss	—	—	—	(3,918,663)	(3,918,663)
Balance at March 31, 2020	40,588,004	$4,059	$179,156,620	$(146,154,185)	$33,006,494
Issuance of warrants	—	—	9,592	—	9,592
Stock-based compensation expense	—	—	308,341	—	308,341
Net and comprehensive income	—	—	—	9,276,032	9,276,032
Balance at June 30, 2020	40,588,004	$4,059	$179,474,553	$(136,878,153)	$42,600,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

AERPIO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2021	2020
Operating activities:	(unaudited)
Net and comprehensive (loss) income	$(8,849,674)	$5,357,369
Adjustments to reconcile net and comprehensive (loss) income to net cash used in operating activities:
Depreciation	28,453	30,169
Loss on disposal of assets	93,285	—
Stock-based compensation	902,979	635,808
Consulting expenses related to warrants	—	71,939
Changes in operating assets and liabilities:
Prepaid research and development contracts	510,177	3,754
Other current assets	1,025,452	491,704
Accounts payable and accrued expenses	395,753	(238,797)
Net cash (used in) provided by operating activities	(5,893,575)	6,351,946
Investing activities:
Purchase of furniture and equipment	—	(12,198)
Net cash used in investing activities	—	(12,198)
Financing activities:
Proceeds from issuance of common stock upon exercise of stock options	80,468	—
Proceeds from issuance of common stock upon exercise of warrants	24,300	—
Net cash provided by financing activities	104,768	—
Net (decrease) increase in cash and cash equivalents	(5,788,807)	6,339,748
Cash and cash equivalents at beginning of year	42,604,935	38,524,536
Cash and cash equivalents, six months ended	$36,816,128	$44,864,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Organization and Operations

Aerpio Pharmaceuticals, Inc. (the “Company” or “Aerpio”) is a biopharmaceutical company focused on developing compounds that activate Tie2 as well as other indications in which the Company believes that activation of Tie2 may have therapeutic potential. The Company was incorporated as Zeta Acquisition Corp. II (“Zeta”) in the State of Delaware on November 16, 2007.  Zeta was a “shell company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

In December 2020, the Company announced the topline results from the Phase 2 clinical trial of razuprotafib (formerly known as AKB-9778), a small molecule vascular endothelial protein tyrosine phosphatase (“VE-PTP”) inhibitor. The double-blind, placebo controlled Phase 2 study, in patients with elevated intraocular pressure (“IOP”) associated with open angle glaucoma or ocular hypertension, met its primary efficacy endpoint with its twice-daily dosing group; however, the IOP decrease was not at a level deemed sufficient to move to Phase 3 development. As a result, the Company initiated a process to explore a range of strategic alternatives focused on maximizing stockholder value from our clinical assets and cash resources. As part of this process, the Company explored strategic options for partnering our programs, as well as the potential for an acquisition, company sale, merger, business combination, asset sale, in-license, out-license or other strategic transaction. Ladenburg Thalmann & Co. Inc. and Duane Nash, M.D., J.D., M.B.A., were retained with respect to the strategic review process. There can be no assurance that this exploration of strategic alternatives will result in the Company entering or completing any transaction.

On May 16, 2021, the Company entered into an agreement and plan of merger (“Merger Agreement”) with Aadi Bioscience, Inc. (“Aadi”), a Delaware corporation, and Aspen Merger Subsidiary, Inc. (“Merger Sub”), a Delaware corporation and a direct, wholly-owned subsidiary of the Company, pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Aadi, with Aadi surviving as a wholly-owned subsidiary of the Company (the “Merger”). If the Merger is completed, the business of Aadi will continue as the business of the combined company.

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

In January 2021, the Company executed a realignment plan to reduce operating costs and better align our workforce with the needs of its ongoing business. The realignment plan reduced the Company’s workforce by seven employees, representing approximately 58% of its workforce. As a result of this realignment plan, the Company incurred a one-time employee related severance expenses of approximately $1.2 million in the first six months of 2021 and anticipates the majority of the one-time employee severance liability to be paid during 2021. The final payment of the severance liability in connection with the realignment plan is subject to a number of assumptions, actual results may differ from the original estimate. Additionally, the Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the realignment plan.

In addition to razuprotafib, the Company has the following clinical programs for which the Company is actively exploring partnerships, collaborations and other strategic options:

Acute Respiratory Distress Syndrome: Based on results in preclinical studies and observations in patients in TIME-2 and TIME-2b trials, the Company believed that a vascular endothelial receptor, Tie2, may play a pivotal role in the defense against microvascular breach in Acute Respiratory Distress Syndrome (“ARDS”) and have therapeutic potential for the treatment of COVID-19 associated ARDS.  During 2020, the Company initiated two Phase 2 trials to evaluate subcutaneous razuprotafib for the prevention and treatment of ARDS in adult patients with moderate to severe COVID-19 (“RESCUE”) and critical COVID-19 (“I-SPY”).  In January 2021, the Data Monitoring Committee recommended discontinuation of razuprotafib in the I-SPY trial after 21 patients due to the complexity of monitoring patients in the setting of a surge in ICU patients. For the RESCUE trial, the Company decided to stop recruiting in February 2021 after the first 31 patients were enrolled based on challenges recruiting and monitoring patients in the current pandemic environment. Based on topline data for the RESCUE trial, there was a mechanism-based, dose-dependent reduction of blood pressure which was not associated with other adverse events. There was an apparent dose-dependent decrease in Angiopoietin 2 (“Ang2”) that would be consistent with the Tie2 activation mechanism. The efficacy of razuprotafib could not be fully assessed due to the limited number of patients treated in the drug and standard of care arms. At the 28 day study endpoint, there were an equal number of deaths in each group (one per group).  Further analysis of the full data set is ongoing. There were no apparent safety signals associated with dosing COVID-19 patients in either trial and we plan to further analyze the data to assess trends in efficacy and biomarkers. All clinical activity related to the RESCUE trial was substantially complete as of June 30, 2021.

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

In June 2018, the Company licensed AKB-4924 (now GB004), a selective stabilizer of hypoxia-inducible factor-1 alpha (“HIF-1 alpha”) to a wholly-owned subsidiary of Gossamer Bio, Inc., GB004, Inc. ( “Gossamer”), which is being developed for the treatment of inflammatory bowel disease (“IBD”). HIF-1 alpha is involved in mucosal wound healing and the reduction of inflammation in the gastrointestinal tract. Gossamer completed the Phase 1b clinical trial in ulcerative colitis (“UC”) patients and reported results during the second quarter of 2020. Gossamer has announced that, subject to developments in the ongoing COVID-19 pandemic, it initiated a 12-week Phase 2 study of GB004 in patients with mild-to-moderate UC during the second half of 2020.

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

Excluding the one-time payments from Gossamer, the Company incurred losses from operations and had a negative cash flows from operating activities for the six months ended June 30, 2021 and 2020 (and since inception). As of June 30, 2021, the Company’s cash and cash equivalents were approximately $36.8 million. Based on its current operating plan, and absent any future financings or strategic partnerships, the Company believes its existing cash and cash equivalents will be sufficient to fund its current operating plan through the fourth quarter of 2022.

COVID-19 has resulted, and may continue to result, in significant governmental measures being implemented to control the spread of the virus through quarantines, travel restrictions, heightened border security and other measures. While the Company cannot predict the scope and severity, these developments and measures could materially and adversely affect its business and its financial condition. In addition, in response to the continuing spread of COVID-19, the Company has kept its executive offices closed with its employees continuing their work outside of the office. The Company is closely monitoring the impact of COVID-19 on all aspects of its business and is taking steps to minimize the impact on its business. However, the extent to which COVID-19 ultimately impacts the Company’s business, results of operations or financial condition will depend on future developments, which despite progress in vaccination efforts, remain highly uncertain and cannot be predicted with confidence, such as the duration of the COVID-19 pandemic, new strains of the virus which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, new information that may emerge, and any additional preventative and protective actions that governments, or we, may direct, which may result in extending ongoing business disruptions and reduced operations.  If the Company or any of the third parties with whom it engages were to experience additional shutdowns or other prolonged business disruptions, the Company’s ability to conduct its business in the manner and on the timelines presently planned could have a material adverse impact on the Company’s business, results of operation and financial condition. In addition, a recurrence of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. The Company will continue to monitor the latest developments as it deals with the disruptions and uncertainties relating to the COVID-19 pandemic, including the pace of vaccinations and the emergence of new and more contagious strains of the virus, and any resulting impact on our business, financial condition, results of operations and prospects. Any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on our business, financial condition and results of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand and short-term certificates of deposits with original maturities of three months or less at the time of purchase. At June 30, 2021 and December 31, 2020, the Company’s cash equivalents are primarily held in money market funds.  The Company maintains balances with its banks in excess of federally insured limits.

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

Other Income

Other income represents reimbursed internal and external qualified expenses, per the terms of the U.S. Government operating through Medical Technology Enterprise Consortium (“MTEC”) arrangement. The reimbursable qualified expenses were incurred in conjunction with the RESCUE trial and the potential of subcutaneous razuprotafib for the prevention and treatment of ARDS in adult patients with moderate to severe COVID-19. The Company recorded $0.4 million and $1.5 million as other income during the three and six months ended June 30, 2021, respectively. No similar arrangements existed in the prior year.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of June 30, 2021 and December 31, 2020, the Company does not have any uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions, if any exist, in income tax expense.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive (loss) income based on their fair values. All the Company’s stock-based awards are subject only to service-based vesting conditions. The Company estimates the fair value of its stock-based awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends.

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

To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers within the fair value hierarchy during the three or six months ended June 30, 2021 or 2020. The assets of the Company measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2021
Assets:
Cash and cash equivalents	$36,816,128	$—	$—	$36,816,128
Total assets	$36,816,128	$—	$—	$36,816,128
December 31, 2020
Assets:
Cash and cash equivalents	$42,604,935	$—	$—	$42,604,935
Total assets	$42,604,935	$—	$—	$42,604,935

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are the only financial instruments that potentially subject the Company to concentrations of credit risk. At June 30, 2021 and December 31, 2020, the Company maintains its cash and cash equivalents with high-quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, if any. Comprehensive income was recognized for the three and six months ended June 30, 2020 as a result of the $15.0 million received from Gossamer for Amendment No. 1 during the three months ended June 30, 2020.

Furniture and Equipment

Furniture and equipment is stated at cost, less accumulated depreciation. Furniture and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Such costs are periodically reviewed for recoverability when impairment indicators are present. Such indicators include, among other factors: operating losses, unused capacity, market value declines, and technological obsolescence. Recorded values of asset groups of furniture and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).  During the three and six months ended June 30, 2021, the Company disposed of all furniture and equipment.  A loss on the disposal of all furniture and equipment of $93,285 was recorded in general and administrative expenses during the three and six months ended June 30, 2021. No similar loss or disposal was recorded during 2020.

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

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	June 30,	December 31,
	2021	2020
Restructuring accrual (see Note 11)	$677,891	$—
Accounts payable	746,880	523,037
Professional fees	504,903	444,534
Accrued project costs	—	328,463
Accrued retention bonus	225,960	—
Accrued vacation	31,701	48,107
Accrued bonus	—	428,683
Other	10,805	26,547
Total accounts payable and accrued expenses	$2,198,140	$1,799,371

4. Common Stock

As of June 30, 2021 and December 31, 2020, the Company had 300,000,000 shares of authorized common stock with par value of $0.0001 per share.

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

Warrants to Purchase Common Stock

The Company had warrants outstanding for the purchase of 550,000 and 600,000 shares of the Company’s common stock at June 30, 2021 and December 31, 2020, respectively. In October 2019, the Company issued warrants for the purchase of 600,000 shares of the Company’s common stock at an exercise price of $0.486 per share in connection with the hiring of a strategic advisor consultant for a six-month period. These warrants vested in equal monthly installments over a six-month period beginning October 14, 2019 and expire on October 24, 2024. During the three and six months ended June 30, 2021, 50,000 warrants were exercised. At the date of grant the fair value of these awards was determined using a Black-Scholes Merton pricing model.

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

5. Preferred Stock

As of June 30, 2021 and December 31, 2020, the Company had 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital. No preferred stock was issued and outstanding at June 30, 2021 and December 31, 2020.

6. Stock-Based Compensation

In March 2017, the Board of Directors adopted, and the stockholders approved, the 2017 Stock Option and Incentive Plan (the “2017 Plan”), that became effective in April 2017. The 2017 Plan provides for the issuance of incentive awards up to 4,600,000 shares of common stock to officers, employees, consultants and directors, less the number of shares subject to issued and outstanding awards under the 2011 Plan that were assumed in the Merger. The 2017 Plan also provides that the number of shares reserved for issuance thereunder will be increased annually on the first day of each year beginning in 2018 by four percent (4%) of the shares of common stock outstanding on the last day of the immediately preceding year or such smaller increase as determined by the Board of Directors. In January 2021, the Board of Directors approved a 4% increase adding 1,890,052 shares to the 2017 Plan, which was effective as of January 1, 2021.

Stock Options

The options granted generally vest over 48 months. Under the 2017 Plan, options vest in installments of 25% at the one-year anniversary and thereafter in 36 equal monthly installments beginning on the 1st of the month after the one-year anniversary date, subject to the employee’s continuous service with the Company. In May 2019, the Company issued a special retention grant of options to purchase an aggregate of 2,419,050 shares of common stock which vest in installments of 50% at June 30, 2020 and 50% at June 30, 2021, subject to the employee’s continuous service with the Company. The options generally expire ten years after the date of grant. The fair value of the options at the date of grant is recognized as an expense over the requisite service period. During the three months ended June 30, 2021 and 2020, option awards to purchase an aggregate of 216,535 and 260,720 shares of common stock were granted, respectively, and option awards to purchase an aggregate of 287,963 and 962,720 shares of common stock were granted in the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and December 31, 2020, 5,324,959 and 3,634,905 shares were reserved for issuance under the 2017 Plan, respectively.

The following table summarizes the stock option activity during the six months ended June 30, 2021:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	4,642,240	$1.81	7.00	$358,209
Granted	287,963	1.48
Exercised	(92,355)	0.87
Expired/cancelled	(208,208)	2.02
Outstanding, June 30, 2021	4,629,640	$1.80	6.58	$2,196,969
Expected to vest, June 30, 2021	873,594	$1.65	1.50	$578,185
Options exercisable, June 30, 2021	3,756,046	$1.83	6.23	$1,618,784

Aggregate intrinsic value represents the estimated fair value of the Company’s common stock at in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.  As of June 30, 2021, there was $804,852 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.50 years.

Stock Awards

During the three months ended June 30, 2021, the Company’s non-employee directors were awarded 42,016 shares of the Company’s common stock at a fair market value of $1.69 for the shares.  For the six months ended June 30, 2021, 83,410 shares of the Company’s common stock were issued to non-employee directors. For the six months ended June 30, 2021, the market value per share ranged from $1.03 to $2.05. The awards were in the form of Unrestricted Stock Awards (as defined in the 2017 Plan) equal to the quarterly cash retainer payable to such directors under the Company’s non-employee director compensation policy currently in effect divided by the average closing price of the Company’s common stock on the Nasdaq Capital Market during the respective quarter end.

Compensation Expense Summary

The Company recognized the following compensation cost related to employee and non-employee stock-based compensation activity for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$105,157	$176,110	$213,172	$371,899
General and administrative	452,066	132,231	689,807	263,909
Total	$557,223	$308,341	$902,979	$635,808

The total expense related to stock options recorded in research and development expense for the three and six months ended June 30, 2021 was $105,157 and $213,172, respectively. The total expense recorded in general and administrative expense for the three and six months ended June 30, 2021 was $452,066 and $689,807, respectively, and consisted of $71,007 and $124,405 from stock awards and $381,059 and $565,402 from stock options, respectively.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Accordingly, the weighted-average fair value of the options granted during the six months ended June 30, 2021 and 2020 was $0.90 and $0.43 per share, respectively. The calculation was based on the following assumptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected term (years)	5.00	5.50	5.08	5.92
Risk-free interest rate	0.85%	0.38%	0.77%	0.53%
Expected volatility	74.57%	74.82%	74.47%	69.36%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

7. Income Taxes

The Company did not record a current or deferred income tax expense or benefit for the three and six months ended June 30, 2021 and 2020, due to the Company’s net and comprehensive losses and increases in its deferred tax asset valuation allowance.

8. Net and Comprehensive (Loss) Income per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net and comprehensive (loss) income per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net and comprehensive (loss) income attributable to common stockholders	$(4,407,935)	$9,276,032	$(8,849,674)	$5,357,369
Denominator
Weighted average common shares used in computing EPS
Basic	47,372,581	40,588,004	47,327,701	40,588,004
Diluted	47,372,581	40,905,288	47,327,701	40,747,960
Basic and diluted EPS	$(0.09)	$0.23	$(0.19)	$0.13

Holders of non-vested stock-based compensation awards do not have voting rights.

The following weighted average common stock equivalents were excluded from the calculation of basic and diluted net and comprehensive (loss) income per share attributable to common stockholders for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common stock	1,594,647	3,846,560	1,611,297	4,094,423
Warrants to purchase common stock	550,000	600,000	550,000	600,000

9.  Employee Stock Purchase Plan

In March 2017, the Board of Directors adopted and the stockholders approved the Employee Stock Purchase Plan that became effective in April 2017.  On June 20, 2018, the Company’s stockholders approved the Amended and Restated 2017 Employee Stock Purchase Plan (the “ESPP”) at the 2018 annual meeting of stockholders. Pursuant to the terms of the ESPP, the Company will reserve for issuance 300,000 shares of the Company’s common stock in the aggregate, plus, on January 1, 2019 and each January 1 thereafter through January 1, 2028, the number of shares of the Company’s common stock reserved and available for issuance under the ESPP will be cumulatively increased by the least of (i) one percent of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31; (ii) 350,000 shares; or (iii) such lesser number of shares of the Company’s common stock as determined by the Board of Directors, in each case subject to adjustment in accordance with the terms of the ESPP. In January 2021, the Company’s Board of Directors approved an increase of 350,000 shares to the ESPP, which increase was effective as of January 1, 2021. No shares under the ESPP are outstanding at June 30, 2021 and December 31, 2020.

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

As of June 30, 2021, all development milestones, sales-based milestones and royalty payments within the Amended Gossamer License Agreement are constrained to the point where no transaction price has been allocated to the future milestones or royalty payments.

11.  Restructuring

In January 2021, the Company executed a realignment plan to reduce operating costs and better align its workforce with the needs of its ongoing business. The realignment plan reduced the Company’s workforce by seven employees, representing approximately 58% of the Company’s workforce. As a result, during the six months ended June 30, 2021, the Company recorded employee severance expense of $1.2 million . These amounts are included within restructuring expense in the condensed consolidated statements of operations and comprehensive (loss) income.

Total cash payments against the severance liability was approximately $0.4 million and $0.5 million in the three and six months ended June 30, 2021, respectively. The remaining liability as of June 30, 2021 was approximately $0.7 million and is included in accounts payable and accrued expenses in the condensed consolidated balance sheet. These amounts are expected to be substantially paid in cash by December 31, 2021.

12. Commitments and Contingencies

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2021, the Company believes that the results of any such contingencies, either individually or in the aggregate, will not have a materially adverse effect on the Company’s results of operations or financial condition. An unfavorable resolution of one or more pending matters could have a materially adverse impact on the Company’s results of operations or financial condition in the future.

Litigation Related to the Merger

On June 30, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, captioned Dwayne Komurke v. Aerpio Pharmaceuticals Inc., et al., Case No. 1:21-cv-05686 (the “Komurke complaint”), naming the Company, the Company’s Board of Directors, as of the date of the Merger Agreement, Merger Sub and Aadi as defendants.

The Komurke complaint alleges, among other things, that the Merger consideration is inadequate and that the Company’s proxy statement filed with the SEC on June 21, 2021 in connection with the Merger (the “preliminary proxy statement”), is materially incomplete and misleading by allegedly failing to disclose in violation of Section 14(a) and Section 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, certain allegedly material information, including (i) the process leading up to the Merger; (ii) certain financial projections prepared by the Company’s management and summarized in the preliminary proxy statement; and (iii) certain inputs and assumptions used in the financial analyses conducted by Ladenburg in connection with rendering its fairness opinion to the Company’s Board of Directors. The Komurke complaint asserts claims for breach of fiduciary duty against the Company’s Board of Directors; aiding and abetting breaches of fiduciary duty of the Company, Merger Sub and Aadi; violations of Section 14(a) and Rule 14a-9 against all defendants; and violations of Section 20(a) against the Company’s Board of Directors. The relief sought in the Komurke complaint includes equitable relief, including among other things, to enjoin the consummation of the Merger, to rescind the Merger Agreement, to the extent already implemented, or to recover rescissory damages, to direct the defendants to commence a new sale process, to direct the defendants to disseminate a proxy statement that includes certain additional and allegedly material information, to direct the defendants to account to plaintiff for all alleged damages suffered as a result of their alleged wrongdoing and to award plaintiff the cost of the stockholder complaint, including reasonable attorneys’ and expert fees.

On July 6, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, captioned Matthew Whitfield v. Aerpio Pharmaceuticals Inc., et al., Case No. 1:21-cv-05787 (referred to as the “Whitfield complaint”), naming the Company and the Company’s Board of Directors, as of the date of the Merger Agreement, as defendants. The Whitfield complaint alleges, among other things, that the preliminary proxy statement omits certain allegedly material information by failing to disclose (i) financial projections of the Company, (ii) certain information concerning the Company’s management’s financial projections for Aadi, (iii) certain assumptions used in a discounted cash flow analysis performed by Ladenburg, and (iv) certain information concerning the Company’s second financial advisor. The Whitfield complaint asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the Company’s Board of Directors. The Whitfield complaint seeks, among other things: an injunction enjoining consummation of the Merger, an order directing the defendants to disseminate a proxy statement that includes certain additional and allegedly material information, rescissory relief, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, declaratory relief, and any other relief the court may deem just and proper.

On July 6, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, captioned Robin Odach v. Aerpio Pharmaceuticals Inc., et al., Case No. 1:21-cv-05802 (referred to as the “Odach complaint”), naming the Company and the Company’s Board of Directors, as of the date of the Merger Agreement, as defendants. The Odach complaint alleges, among other things, that the preliminary proxy statement contains allegedly material misstatements and omissions, including by failing to disclose (i) the basis for certain assumptions underlying the Company’s management’s financial projections for Aadi, (ii) certain inputs used in a discounted cash flow analysis performed by Ladenburg, and (iii) certain information concerning the Company’s second financial advisor. The Odach complaint asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the Company’s Board of Directors. The Odach complaint seeks, among other things: an injunction enjoining consummation of the Merger, rescissory relief, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, and any other relief the court may deem just and proper.

On July 12, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Eastern District of New York, captioned Miah v. Aerpio Pharmaceuticals, Inc., et al., Case No. 1:21-cv-03912 (referred to as the “Miah complaint”), naming the Company and the Company’s Board of Directors, as of the date of the Merger Agreement, as defendants. The Miah complaint alleges, among other things, that the preliminary proxy statement contains allegedly material misstatements and omissions, including by failing to disclose (i) the basis for certain assumptions underlying the Company’s management’s financial projections for Aadi, (ii) certain inputs used in a discounted cash flow analysis performed by Ladenburg, and (iii) certain information concerning the Company’s second financial advisor. The Miah complaint asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the Company’s Board of Directors. The Miah complaint seeks, among other things: an injunction enjoining consummation of the Merger, rescissory relief, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, and any other relief the court may deem just and proper.

On July 29, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, captioned Weir v. Aerpio Pharmaceuticals, Inc., et al., Case No. 1:21-cv-06456 (referred to as the “Weir complaint”), naming the Company and the Company’s Board of Directors, as of the date of the Merger Agreement, as defendants. The Weir complaint alleges, among other things, that the preliminary proxy statement contains allegedly material misstatements and omissions, including by failing to disclose (i) the basis for certain assumptions underlying the Company’s management’s financial projections for Aadi, (ii) certain inputs used in a discounted cash flow analysis performed by Ladenburg, and (iii) certain information concerning the Company’s second financial advisor. The Weir complaint asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the Company’s Board of Directors. The Weir complaint seeks, among other things: an injunction enjoining consummation of the Merger, an order directing the defendants to disseminate a proxy statement that includes certain additional and allegedly material information, rescissory relief, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, and any other relief the court may deem just and proper.

On August 2, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the District of Delaware, captioned Carlisle v. Aerpio Pharmaceuticals, Inc., et al., Case No. 1:21-cv-01123 (referred to as the “Carlisle complaint”), naming the Company and the Company’s Board of Directors, as of the date of the Merger Agreement, as defendants. The Carlisle complaint alleges, among other things, that the preliminary proxy statement contains allegedly material misstatements and omissions, including by failing to disclose (i) the basis for certain assumptions underlying the Company’s management’s financial projections for Aadi, (ii) certain inputs used in a discounted cash flow analysis performed by Ladenburg, and (iii) certain information concerning the Company’s second financial advisor. The Carlisle complaint asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the Company’s Board of Directors. The Carlisle complaint seeks, among other things: an injunction enjoining consummation of the Merger, rescissory relief, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, and any other relief the court may deem just and proper. The Company cannot predict the outcome of the Komurke complaint, the Whitfield complaint, the Odach complaint, the Miah complaint, the Weir complaint, or the Carlisle complaint (collectively referred to as the “stockholder complaints”), nor can the Company predict the amount of time and expense that will be required to resolve the stockholder complaints. The Company believes that the stockholder complaints are without merit and intends to vigorously defend against the stockholder complaints and any subsequently filed similar actions.

The Company’s Board of Directors has also received a demand letter from a purported stockholder of the Company, requesting certain books and records of the Company concerning the Merger pursuant to Section 220 of the Delaware General Corporation Law (referred to as the “books and records demand”). The Company cannot predict the outcome of the books and records demand, or other similar demands that may be made in the future, nor can the Company predict the amount of time and expense that may be required to resolve any such demands or resulting litigation. If additional similar complaints are filed, absent new or significantly different allegations, the Company will not necessarily disclose such additional filings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Aerpio Pharmaceuticals, Inc. should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q as of and for the three and six months ended June 30, 2021 and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2021. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as updated by the risk factors contained this Quarterly Report on Form 10-Q and our other filings with the SEC, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In December 2020, the Company announced the topline results from our Phase 2 clinical trial of razuprotafib (formerly known as AKB-9778), a small molecule vascular endothelial protein tyrosine phosphatase (“VE-PTP”) inhibitor. The double-blind, placebo controlled Phase 2 study, in patients with elevated intraocular pressure (“IOP”) associated with open angle glaucoma or ocular hypertension, met its primary efficacy endpoint with its twice-daily dosing group; however, the IOP decrease was not at a level deemed sufficient to move to Phase 3 development. As a result, we initiated a process to explore a range of strategic alternatives focused on maximizing stockholder value from our clinical assets and cash resources. As part of this process, we are exploring strategic options for partnering our programs, as well as the potential for an acquisition, company sale, merger, business combination, asset sale, in-license, out-license or other strategic transaction. Ladenburg Thalmann & Co. Inc. and Duane Nash, M.D., J.D., M.B.A, were retained with respect to the strategic review process.

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

The Merger Agreement was approved by the members of the board of directors of the Company (the “Board” or the “Board of Directors”) and the Board resolved to recommend approval of the Merger Agreement to the Company’s shareholders.

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

Our other clinical programs include the following for which we are actively exploring partnerships, collaborations and other strategic options:

Acute Respiratory Distress Syndrome: Based on results in preclinical studies and observations in patients in TIME-2 and TIME-2b trials, we believed that a vascular endothelial receptor, Tie2, may play a pivotal role in the defense against microvascular breach in Acute Respiratory Distress Syndrome (“ARDS”) and have therapeutic potential for the treatment of COVID-19 associated ARDS.  During 2020, we initiated two Phase 2 trials to evaluate subcutaneous razuprotafib for the prevention and treatment of ARDS in adult patients with moderate to severe COVID-19 (“RESCUE”) and critical COVID-19 (“I-SPY”). In January 2021, the Data Monitoring Committee recommended discontinuation of razuprotafib in the I-SPY trial after 21 patients due to the complexity of monitoring patients in the setting of a surge in ICU patients. For the RESCUE trial, the Company decided to stop recruiting in February 2021 after the first 31 patients were enrolled based on challenges recruiting and monitoring patients in the current pandemic environment. Based on topline data for the RESCUE trial, there was a mechanism-based, dose-dependent reduction of blood pressure which was not associated with other adverse events. There was an apparent dose-dependent decrease in Angiopoietin 2 (“Ang2”) that would be consistent with the Tie2 activation mechanism. The efficacy of razuprotafib could not be fully assessed due to the limited number of patients treated in the drug and standard of care arms. At the 28 day study endpoint, there were an equal number of deaths in each group (one per group).  Further analysis of the full data set is ongoing. There were no apparent safety signals associated with dosing COVID-19 patients in either trial and we plan to further analyze the data to assess trends in efficacy and biomarkers. As of June 30, 2021, clinical work for the RESCUE trial is completed.

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

Our primary source of liquidity to date has been through public and private sales of our common stock, redeemable convertible preferred stock, convertible debt and the proceeds from the License Agreement entered into with Gossamer (the “Gossamer License Agreement”), as amended by that certain Amendment No. 1 to the Gossamer License Agreement (“Amendment No. 1” and together with the Gossamer License Agreement, as amended by Amendment No. 1, the “Amended Gossamer License Agreement”). We generated $15.0 million of revenue during 2020; however, no revenue was generated during the three and six months ended June 30, 2021 pursuant to Amendment No. 1. We are subject to a number of risks similar to other life science companies in the current stage of our life cycle, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, competitors developing new technological innovations, and protection of proprietary technology. If we do not successfully mitigate any of these risks, we will be unable to generate revenue or achieve profitability.

Except for the Gossamer License Agreement that we entered into with Gossamer in June 2018, our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies. There can be no assurance of future revenues either from future payments related to the Gossamer License Agreement, transition services or from our product candidates. Our product candidates are subject to long development cycles, and there is no assurance we will be able to successfully develop, obtain regulatory approval for, or market our product candidates. As of June 30, 2021, we had an accumulated deficit of $155.4 million and anticipate incurring additional losses for the next several years.

Based on the Company’s current cash reserves of $36.8 million at June 30, 2021 and financial condition as of this Quarterly Report on Form 10-Q, we believe our existing cash and cash equivalent will be sufficient to fund currently planned operations through at least the fourth quarter of 2022.

COVID-19 Considerations:

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures. In addition, in response to the spread of COVID-19, we have continued to keep our executive offices closed with our employees continue to work outside of our offices. We are closely monitoring the impact of COVID-19 on all aspects of our business, including how it may impact our planned Phase 2 clinical trial for our glaucoma program, expected timelines and costs on an ongoing basis. We do not yet know the full extent of potential delays or the impact on our business, our planned clinical trial, our research programs, healthcare systems or the global economy and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions. The extent to which COVID-19 ultimately impacts our business, results of operations and financial condition will depend on future developments, which despite progress in vaccination efforts, remain highly uncertain and cannot be predicted with confidence, such as the duration of the COVID-19 pandemic, new strains of the virus which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, new information that may emerge, and any additional preventive and protective actions that governments, or we, may direct, which may result in extending ongoing business disruptions and reduced operations. While certain measures have been relaxed in certain parts of the world as increasing numbers of people have received COVID-19 vaccines, others have remained in place with some areas continuing to experience renewed outbreaks and surge in infection rates. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution of available vaccines, the rates at which they are administered and the emergence of new variants of the virus. If we or any of the third parties with whom we engage were to experience additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could have a material adverse impact on our business, results of operation and financial condition. In addition, a recurrence or “additional waves” of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We will continue to monitor the latest developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic, including the pace of vaccinations and the emergence of new and more contagious strains of the virus, and any resulting impact on our business, financial condition, results of operations and prospects. Any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on our business, financial condition and results of operations.

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

Other Income

Other income represents reimbursed internal and external qualified expense, per the terms of the U.S. Government operating through Medical Technology Enterprise Consortium (“MTEC”) arrangement. The reimbursable qualified expenses were incurred in conjunction with the RESCUE trial and the potential of subcutaneous razuprotafib for the prevention and treatment of ARDS in adult patients with moderate to severe COVID-19. During the three and six months ended June 30, 2021, $0.4 million and $1.5 million was recorded as other income. Other income is recorded, and costs are generally reimbursed, in the period the internal or external qualified clinical trial as we incur and pay expenses.

Grant Income

Grant income is recognized as earned based on contract work performed.

Interest Income

Interest income consists primarily of interest income received on cash and cash equivalents.

Results of Operations

The following table presents the results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
License revenue, and other	$—	$15,000,000	$—	$15,000,000
Operating expenses:
Research and development	719,637	3,548,572	2,947,639	5,377,614
General and administrative	4,051,724	2,195,515	6,188,314	4,481,406
Restructuring expense	—	—	1,238,270	—
Total operating expenses	4,771,361	5,744,087	10,374,223	9,859,020
(Loss) income from operations	(4,771,361)	9,255,913	(10,374,223)	5,140,980
Other income	360,754	—	1,518,842	—
Grant income	—	—	—	79,900
Interest income	2,672	20,119	5,707	136,489
Total other income	363,426	20,119	1,524,549	216,389
Net and comprehensive (loss) income	$(4,407,935)	$9,276,032	$(8,849,674)	$5,357,369

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

License Revenue

License revenue for the three and six months ended June 30, 2020 reflects the $15.0 million payment received as consideration pursuant to the amendment to the Gossamer License Agreement. This revenue was recognized when cash was received on May 12, 2020. No such license agreement amendment was executed in 2021, nor were any milestones of the Gossamer license agreement achieved in 2021.

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$719,637	$3,548,572	$2,947,639	$5,377,614
General and administrative	4,051,724	2,195,515	6,188,314	4,481,406
Restructuring expense	—	—	1,238,270	—
Total operating expenses	$4,771,361	$5,744,087	$10,374,223	$9,859,020

Research and Development

Research and development expenses for the three months ended June 30, 2021 decreased approximately $2.8 million or 79.7%, compared to the three months ended June 30, 2020. This was the result of decreased spending on clinical trial activity the three months ended June 30, 2020 compared to the same period in 2020. Expenses incurred during the three months ended June 30, 2021 primarily relate to wrapping up the MTEC clinical program

Research and development expenses for the six months ended June 30, 2021 decreased approximately $2.4 million or 45.2%, compared to the six months ended June 30, 2020.  This was the result of decreased spending on clinical trial activity year to date 2021 compared to the same period in 2020.

General and Administrative

General and administrative expenses for the three months ended June 30, 2021 increased approximately $1.9 million, or 84.5%, compared to the three months ended June 30, 2020. This was primarily the result of increased transaction costs and expenses related to our potential merger with Aadi.

General and administrative expenses for the six months ended June 30, 2021 increased approximately $1.7 million or 38.1%, compared to the six months ended June 30, 2020.  This was primarily the result of increased transaction costs and expenses related to our potential merger with Aadi.

Restructuring Expense

Restructuring expense for the six months ended June 30, 2021 increased by $1.2 million as a result of the reduction of headcount during the first quarter of 2021. No such actions were taken during the three months ended June 30, 2021, or during the same periods in 2020.

Other Income

Other Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other income	$360,754	$—	$1,518,842	$—
Grant income	—	—	—	79,900
Interest income	2,672	20,119	5,707	136,489
Total other income	$363,426	$20,119	$1,524,549	$216,389

Other income for the three and six months ended June 30, 2021 of $0.4 million and $1.5 million, respectively, represents reimbursed internal and external qualified expenses related to the ARDS RESCUE clinical trial, per the terms of the MTEC arrangement. The arrangement with the Company started in the third quarter of 2020. The RESCUE clinical trial was substantially complete at June 30, 2021.

Grant Income

Grant income is recognized as earned based on contract work performed. Grant income amounts can vary greatly from period to period depending on the funding and needs of the party for whom we perform the requested services. No grants were received during the three and six months ended June 30, 2021. Grant income of $79,900 was recognized during the six months ended June 30, 2020, as the corresponding requested work was completed.

Interest Income

Interest income in the three and six months ended June 30, 2021, reflects interest earned on short term money market instruments. The net proceeds from our underwritten public offering in June 2018, sale of Company stock and payments received in conjunction with the execution of the Gossamer License Agreement in June 2018 and Amendment No. 1 in May 2020, less cash used in operations, were available for investment. The decrease in interest income is due to lower interest rates during the three and six months ended June 30, 2021, compared to the prior year.

Liquidity and Capital Resources

Since inception, we have incurred significant net losses and negative cash flows from operations. For the three and six months ended June 30, 2021, we had net losses of $4.4 million and $8.8 million, respectively, compared to net income of $9.3 million and $5.4 million for the three and six months ended June 30, 2020, respectively, which was the result of the $15.0 million payment from Gossamer for Amendment No. 1 during the second quarter of 2020. At June 30, 2021 and December 31, 2020, we had an accumulated deficit of $155.4 million and $146.6 million, respectively.

At June 30, 2021, we had cash and cash equivalents of $36.8 million. To date, we have financed our operations principally through private and public offerings of our equity securities, private placements of our redeemable convertible preferred stock, common stock, issuances of secured convertible promissory notes and proceeds from the Amended Gossamer License Agreement and Amendment No. 1. Based on our current plans, we expect that our existing cash and cash equivalents will enable us to conduct our planned operations through at least the fourth quarter of 2022.

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

During the year ended December 31, 2020, 6,523,655 shares of common stock had been sold under this Sales Agreement and received net proceeds of $9.3 million, after deducting expenses of approximately $403,000 (including sales agent compensation of approximately $292,000) that were direct and incremental to the sale of our common stock. During the three and six months ended June 30, 2021, no shares of common stock were sold under this Sales Agreement. Because the earlier registration statement on Form S-3 expired on its three-year anniversary of its effectiveness, we may not make future sales under the Sales Agreement.

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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by operating activities	$(5,893,575)	$6,351,946
Net cash used in investing activities	—	(12,198)
Net cash provided by financing activities	104,768	—
Net (decrease) increase in cash and cash equivalents	$(5,788,807)	$6,339,748

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

For the six months ended June 30, 2021, operating activities used $5.9 million in cash as result a net loss of approximately $8.8 million offset by $1.9 million in working capital and $1.0 million in non-cash expenses related to stock-based compensation, loss on disposal of fixed assets and depreciation expense. For the six months ended June 30, 2020, operating activities generated $6.4 million in cash as result of net income of $5.4 million, due to the one-time $15.0 million payment from Gossamer for Amendment No. 1, non-cash expenses of $0.7 million related to stock-based compensation and depreciation expense and working capital of $0.3 million.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2020 was related to capital expenditures to support operations. There were no investing activities during the six months ended June 30, 2021.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 includes $0.1 million net proceeds from issuance of common stock upon exercise of stock options and warrants.  There were no financing activities during the six months ended June 30, 2020.

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

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we could be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.  Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, we are not currently involved in any material legal proceedings.

On June 30, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, captioned Dwayne Komurke v. Aerpio Pharmaceuticals Inc., et al., Case No. 1:21-cv-05686 (the “Komurke complaint”), naming the Company, each member of our board of directors (the “Board” or “Board of Directors”) as of the date of the Merger Agreement, Merger Sub and Aadi as defendants.

The Komurke complaint alleges, among other things, that the Merger consideration is inadequate and that our proxy statement filed with the SEC on June 21, 2021 in connection with the Merger (the “preliminary proxy statement”) is materially incomplete and misleading by allegedly failing to disclose in violation of Section 14(a) and Section 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, certain allegedly material information, including (i) the process leading up to the Merger; (ii) certain financial projections prepared by our management and summarized in the preliminary proxy statement; and (iii) certain inputs and assumptions used in the financial analyses conducted by Ladenburg in connection with rendering its fairness opinion to our Board of Directors. The Komurke complaint asserts claims for breach of fiduciary duty against our Board of Directors; aiding and abetting breaches of fiduciary duty against the Company, Merger Sub and Aadi; violations of Section 14(a) and Rule 14a-9 against all defendants; and violations of Section 20(a) against our Board of Directors. The relief sought in the Komurke complaint includes equitable relief, including among other things, to enjoin the consummation of the Merger, to rescind the Merger Agreement, to the extent already implemented, or to recover rescissory damages, to direct the defendants to commence a new sale process, to direct the defendants to disseminate a proxy statement that includes certain additional and allegedly material information, to direct the defendants to account to plaintiff for all alleged damages suffered as a result of their alleged wrongdoing and to award plaintiff the cost of the stockholder complaint, including reasonable attorneys’ and expert fees.

On July 6, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, captioned Matthew Whitfield v. Aerpio Pharmaceuticals Inc., et al., Case No. 1:21-cv-05787 (referred to as the “Whitfield complaint”), naming the Company and each member of our Board of Directors as of the date of the Merger Agreement as defendants. The Whitfield complaint alleges, among other things, that the preliminary proxy statement omits certain allegedly material information by failing to disclose (i) financial projections of the Company, (ii) certain information concerning our management’s financial projections for Aadi, (iii) certain assumptions used in a discounted cash flow analysis performed by Ladenburg, and (iv) certain information concerning our second financial advisor. The Whitfield complaint asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against our Board of Directors. The Whitfield complaint seeks, among other things: an injunction enjoining consummation of the Merger, an order directing the defendants to disseminate a proxy statement that includes certain additional and allegedly material information, rescissory relief, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, declaratory relief, and any other relief the court may deem just and proper.

On July 6, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, captioned Robin Odach v. Aerpio Pharmaceuticals Inc., et al., Case No. 1:21-cv-05802 (referred to as the “Odach complaint”), naming the Company and each member of our Board of Directors as of the date of the Merger Agreement as defendants. The Odach complaint alleges, among other things, that the preliminary proxy statement contains allegedly material misstatements and omissions, including by failing to disclose (i) the basis for certain assumptions underlying our management’s financial projections for Aadi, (ii) certain inputs used in a discounted cash flow analysis performed by Ladenburg, and (iii) certain information concerning our second financial advisor. The Odach complaint asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against our Board of Directors. The Odach complaint seeks, among other things: an injunction enjoining consummation of the Merger, rescissory relief, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, and any other relief the court may deem just and proper.

On July 12, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Eastern District of New York, captioned Miah v. Aerpio Pharmaceuticals, Inc., et al., Case No. 1:21-cv-03912 (referred to as the “Miah complaint”), naming the Company and the Company’s Board of Directors, as of the date of the Merger Agreement, as defendants. The Miah complaint alleges, among other things, that the preliminary proxy statement contains allegedly material misstatements and omissions, including by failing to disclose (i) the basis for certain assumptions underlying the Company’s management’s financial projections for Aadi, (ii) certain inputs used in a discounted cash flow analysis performed by Ladenburg, and (iii) certain information concerning the Company’s second financial advisor. The Miah complaint asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the Company’s

Board of Directors. The Miah complaint seeks, among other things: an injunction enjoining consummation of the Merger, rescissory relief, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, and any other relief the court may deem just and proper.

On July 29, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, captioned Weir v. Aerpio Pharmaceuticals, Inc., et al., Case No. 1:21-cv-06456 (referred to as the “Weir complaint”), naming the Company and the Company’s Board of Directors, as of the date of the Merger Agreement, as defendants. The Weir complaint alleges, among other things, that the preliminary proxy statement contains allegedly material misstatements and omissions, including by failing to disclose (i) the basis for certain assumptions underlying the Company’s management’s financial projections for Aadi, (ii) certain inputs used in a discounted cash flow analysis performed by Ladenburg, and (iii) certain information concerning the Company’s second financial advisor. The Weir complaint asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the Company’s Board of Directors. The Weir complaint seeks, among other things: an injunction enjoining consummation of the Merger, an order directing the defendants to disseminate a proxy statement that includes certain additional and allegedly material information, rescissory relief, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, and any other relief the court may deem just and proper.

On August 2, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the District of Delaware, captioned Carlisle v. Aerpio Pharmaceuticals, Inc., et al., Case No. 1:21-cv-01123 (referred to as the “Carlisle complaint”), naming the Company and the Company’s Board of Directors, as of the date of the Merger Agreement, as defendants. The Carlisle complaint alleges, among other things, that the preliminary proxy statement contains allegedly material misstatements and omissions, including by failing to disclose (i) the basis for certain assumptions underlying the Company’s management’s financial projections for Aadi, (ii) certain inputs used in a discounted cash flow analysis performed by Ladenburg, and (iii) certain information concerning the Company’s second financial advisor. The Carlisle complaint asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the Company’s Board of Directors. The Carlisle complaint seeks, among other things: an injunction enjoining consummation of the Merger, rescissory relief, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, and any other relief the court may deem just and proper.

We cannot predict the outcome of the Komurke complaint, the Whitfield complaint, the Odach complaint, the Miah complaint, the Weir complaint, or the Carlisle complaint (collectively referred to as the “stockholder complaints”), nor can we predict the amount of time and expense that will be required to resolve the stockholder complaints. We believe that the stockholder complaints are without merit and we and our Board of Directors intend to vigorously defend against the stockholder complaints and any subsequently filed similar actions.

Our Board of Directors has also received a demand letter from a purported stockholder of the Company, requesting certain books and records of the Company concerning the Merger pursuant to Section 220 of the Delaware General Corporation Law (referred to as the “books and records demand”). We cannot predict the outcome of the books and records demand, or other similar demands that may be made in the future, nor can we predict the amount of time and expense that may be required to resolve any such demands or resulting litigation.

If additional similar complaints are filed, absent new or significantly different allegations, we will not necessarily disclose such additional filings.

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

•	under some circumstances, we may be required to pay a termination fee to Aadi of $2.0 million and/or pay Aadi’s out-of-pocket fees and expense of up to $750,000;
•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;
•	the trading price of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;
•	the attention of our management and employees may have been diverted to the Merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;
•	we are involved in securities class action litigation related to the Merger and may be subject to additional securities class action litigation related to any failure to complete the Merger;
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

We are involved in securities class action litigation related to the Merger and may become involved in additional securities class action litigation or stockholder derivative litigation in connection with the Merger, and this could divert the attention of our management and harm the our business, and insurance coverage may not be sufficient to cover all related costs and damages.

Securities class action litigation or stockholder derivative litigation frequently follows the announcement of certain significant business transactions, such as a business combination transaction. We and Aadi may become involved in this type of litigation in connection with the Merger and may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

In connection with the Merger, on June 30, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, captioned Dwayne Komurke v. Aerpio Pharmaceuticals Inc., et al., Case No. 1:21-CV-05686 (referred to as the “Komurke complaint”), naming the Company and each member of our Board of Directors as of the date of the Merger Agreement, Merger Sub and Aadi as defendants. The Komurke complaint alleges, among other things, that the Merger consideration is inadequate and that our proxy statement filed with the SEC on June 21, 2021 misrepresents and/or omits certain purportedly material information relating to financial projections, analysis performed by Ladenburg, and the process leading up to the execution of the Merger Agreement. The Komurke complaint asserts claims for breach of fiduciary duty against our Board of Directors; aiding and abetting breaches of fiduciary duty of the Company, Merger Sub and Aadi; violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants; and violations of Section 20(a) of the Exchange Act against our Board of Directors. The stockholder complaint seeks, among other things: an injunction enjoining consummation of the Merger, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, declaratory relief, and any other relief the court may deem just and proper.

On July 6, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, captioned Matthew Whitfield v. Aerpio Pharmaceuticals Inc., et al., Case No. 1:21-cv-05787 (referred to as the “Whitfield complaint”), naming the Company and each member of our Board of Directors as of the date of the Merger Agreement as defendants. The Whitfield complaint alleges, among other things, that our proxy statement filed with the SEC on June 21, 2021 omits certain allegedly material information by failing to disclose (i) financial projections of the Company, (ii) certain information concerning our management’s financial projections for Aadi, (iii) certain assumptions used in a discounted cash flow analysis performed by Ladenburg, and (iv) certain information concerning our second financial advisor. The Whitfield complaint asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against our Board of Directors. The Whitfield complaint seeks, among other things: an injunction enjoining consummation of the Merger, an order directing the defendants to disseminate a proxy statement that includes certain additional and allegedly material information, rescissory relief, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, declaratory relief, and any other relief the court may deem just and proper.

On July 6, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, captioned Robin Odach v. Aerpio Pharmaceuticals Inc., et al., Case No. 1:21-cv-05802 (referred to as the “Odach complaint”), naming the Company and each member of our Board of Directors as of the date of the Merger Agreement as defendants. The Odach complaint alleges, among other things, that our proxy statement filed with the SEC on June 21, 2021 contains allegedly material misstatements and omissions, including by failing to disclose (i) the basis for certain assumptions underlying our management’s financial projections for Aadi, (ii) certain inputs used in a discounted cash flow analysis performed by Ladenburg, and (iii) certain information concerning our second financial advisor. The Odach complaint asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against our Board of Directors. The Odach complaint seeks, among other things: an injunction enjoining consummation of the Merger, rescissory relief, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, and any other relief the court may deem just and proper.

Our Board of Directors has also received a demand letter from a purported stockholder of the Company, requesting certain books and records of the Company concerning the Merger pursuant to Section 220 of the Delaware General Corporation Law.

It is possible that additional similar cases could be filed in connection with the Merger.

Our stockholders may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.

The Merger Agreement contemplates that, at or prior to the Effective Time, we will execute and deliver a contingent value rights agreement (the “CVR Agreement”), pursuant to which each holder of our common stock as of immediately prior to the Effective Time shall be entitled to one contractual contingent value right (“CVR”) issued by the Company, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of our common stock held by such holder. Each CVR shall entitle the holder of thereof to receive payments upon certain sale or disposition transactions with respect to our legacy assets. The right of our stockholders to derive any value from the CVRs will be contingent upon the completion of one or more of such transactions as contemplated by the CVR Agreement. As a result, there can be no assurance that holders of CVRs will derive any value from such rights.

Finally, the U.S. federal income tax treatment of the CVRs is unclear. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments on, the CVRs, and there can be no assurance that the Internal Revenue Service (the “IRS”) would not assert, or that a court would not sustain, a position different than what is reported by us and that could result in adverse U.S. federal income tax consequences to holders of the CVRs.

We are substantially dependent on our remaining employees to facilitate the consummation of the merger.

As of June 30, 2021 we had only five full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain certain remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of certain employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

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

There can be no assurance that our agreement with Aadi will result in a successfully consummated transaction. If the Merger is not completed, our Board of Directors, in discharging its fiduciary obligations to our shareholders, will evaluate other strategic alternatives or financing options that may be available. There is no guarantee that we will achieve any such alternatives. If no transaction is completed, our Board of Directors may decide to pursue a dissolution and liquidation of our Company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our Board of Directors were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation of our Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders. Our commitments and contingent liabilities may include (i) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our Company; (ii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iii) non-cancelable facility lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations, and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our Company. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our Company.

Risks Related to Our Evaluation of Strategic Alternatives for our Legacy Assets

We cannot assure you that our exploration of strategic alternatives for our legacy assets will result in a transaction or that any such transaction would be successful, and the process of exploring strategic alternatives or its conclusion could adversely impact our business and our stock price.

In October 2019, we announced the engagement of Evercore, Ladenburg Thalmann & Co. Inc. and Duane Nash, M.D., J.D., M.B.A. to assist us in identifying and evaluating a range of potential strategic alternatives, including an acquisition, company sale, merger, business combination, asset sale, in-license, out-license or other strategic transaction. On May 16, 2021, we entered into a definitive agreement for a merger transaction with Aadi as described below. However, we are continuing to explore strategic options for our legacy assets. There can be no assurance that this exploration of strategic alternatives will result in us entering or completing any transaction with respect to those assets or that any resulting plans or transactions will yield additional value for shareholders. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to potential buyers on reasonable terms.

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

If we do not complete the merger transaction with Aadi, we will continue to face risks related to our legacy business as described below. There can be no assurance that we will succeed in such activities.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the products. In addition, if the FDA approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with current Good Manufacturing Practice (“cGMP”) requirements and GCP requirements for any clinical trials that we conduct post-approval. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

This type of patent does not prevent a competitor from making and marketing a product that is identical to our products for an indication that is outside the scope of the patented method. Likewise, a competitor may make and market a product similar to our products but that are not covered by the scope of our patents. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute. In addition, our patents will eventually expire, and the active pharmaceutical ingredients in our current product candidates will become commercially available in generic drug products. Thus, no patent protection may be available with regard to formulation or method of use.The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability, inventorship, or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Moreover, the inventors of our patents or patent applications or our scientific consultants may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors. Likewise, our collaborators may become hostile to us or develop products or processes that are adjacent to or compete with us, including products and processes outside the scope of our patents. For example, a hostile collaborator may use technology similar to ours to pursue treatment of an indication that we plan to pursue, and may obtain approval for a product before we do.  A hostile collaborator may file patent applications based on information learned from us. Such patent applications may become prior art that will be detrimental to future patent applications by us on similar technology.

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

Because we rely on third parties to research and develop and to manufacture our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business. Moreover, enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. These lawsuits also may impact our ability to pursue agreements with third parties in the future.In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with in the future will usually expect to be granted rights to publish data arising out of such collaboration, provided that we are notified in advance and given the opportunity to delay publication for a limited time period in order for us to secure patent protection of intellectual property rights arising from the collaboration, in addition to the opportunity to remove confidential or trade secret information from any such publication. In the future we may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development or similar agreements. A collaborator at such academic institution may use the information learned from the collaboration to compete with us, either in an academic or commercial setting. The collaborator may use the results obtained through the academic collaboration for the benefit of another commercial entity. The collaborator may use technology for the benefit of a third party even if we were entitled to a license or the right to negotiate for a license to the technology from the academic institution. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

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

We have incurred net and comprehensive losses each year since our inception, with the exception of the three months ended September 30, 2018 and June 30, 2020, as a result of the upfront Gossamer payments discussed above. For the three months ended June 30, 2021, we incurred net and comprehensive loss of $4.4 million compared to net and comprehensive income of $9.3 million for the three months ended June 30, 2020. As of June 30, 2021, we had an accumulated deficit of $155.4 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

The net and comprehensive (loss) income we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

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

As of June 30, 2021, our cash and cash equivalents were $36.8 million. We are currently evaluating our development options for our product candidates. Any efforts for continued program development will be time-consuming and expensive.

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

In addition, the Affordable Care Act (“ACA”) was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The ACA, among other things, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologic products, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% as of January 1, 2019 pursuant to subsequent legislation) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, and the 2020 Omnibus Bill, these reductions are suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

Moreover, the Drug Supply Chain Security Act imposed new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States.

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

On November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model, under which  Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. The MFN is currently subject to ongoing litigation. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse, revoke, or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is unclear what effect such changes will have on our business and our ability to receive adequate reimbursement for our future products. Some of these proposed measures, including drug importation and pharmacy benefit manager rebate rule changes, face legal challenges from industry groups and participants. We cannot predict whether additional reform initiatives may be adopted in the future or whether initiatives that have been adopted will be repealed or modified, or whether legal challenges will be successful. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

•

The federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties.

•

The federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act,  which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery.

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

•

The U.S. federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

•	Federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs.
•	Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time  and resource  consuming and can divert a company’s attention from the business.Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us,  we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

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

In addition, the stock market, in general, and Nasdaq and biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products, or to a lesser extent our markets. Historically, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation, if instituted, could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation, which could harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

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

As of June 30, 2021, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 43.62% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the Board of Directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

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

10.2

Consulting Services Agreement, dated April 1, 2021, by and between the Registrant and Kevin G. Peters (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2021 (File No. 001-38560)).

10.3

Subscription Agreement, dated May 16, 2021, by and among the registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on May 17, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	IXBRL Instance Document

101.SCH	IXBRL Taxonomy Extension Schema Document

101.CAL	IXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	IXBRL Taxonomy Extension Definition Linkbase Document

101.LAB	IXBRL Taxonomy Extension Label Linkbase Document

101.PRE	IXBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline IXBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.

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

AERPIO PHARMACEUTICALS, INC.

Date: August 11, 2021	By:	/s/ Joseph Gardner, Ph.D.
Joseph Gardner, Ph.D.
President (Principal Executive Officer)

Date: August 11, 2021	By:	/s/ Regina Marek
Regina Marek
Vice President Finance (Principal Financial and Principal Accounting Officer)