Form 10-Q
period 2022-03-31
Aadi Bioscience, Inc.
filed 2022-05-12
CIK 1422142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, the registrant had 20,941,973 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

AADI BIOSCIENCE, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data and par value)

(Unaudited)

	March 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$129,849	$148,989
Accounts receivable	2,708	—
Inventory	202	—
Prepaid expenses and other current assets	2,861	2,283
Total current assets	135,620	151,272
Property and equipment, net	101	57
Operating lease right-of-use asset	518	557
Intangible asset, net	3,743	3,811
Other assets	2,337	2,213
Total assets	$142,319	$157,910

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,010	$6,439
Accrued liabilities	7,337	8,703
Operating lease liabilities, current portion	163	131
Total current liabilities	11,510	15,273
Operating lease liabilities, net of current portion	424	474
Due to licensor (Note 6)	5,757	5,757
Total liabilities	17,691	21,504
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 20,941,973 and 20,894,695 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	281,168	279,089
Accumulated deficit	(156,542)	(142,685)
Total stockholders’ equity	124,628	136,406
Total liabilities and stockholders’ equity	$142,319	$157,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share data and earnings per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue
Product sales, net	$2,307	$—
Grant revenue	—	120
Total revenue	2,307	120
Operating expenses
Selling, general and administrative	9,148	563
Research and development	6,794	3,644
Cost of goods sold	179	—
Total operating expenses	16,121	4,207
Loss from operations	(13,814)	(4,087)
Other income (expense)
Change in fair value of convertible promissory notes	—	(1,165)
Interest income	15	—
Interest expense	(58)	(224)
Total other expense, net	(43)	(1,389)
Loss before income tax expense	(13,857)	(5,476)
Income tax expense	—	—
Net loss	(13,857)	(5,476)
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(2.15)
Weighted average number of common shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	20,914,842	2,542,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Amounts in thousands, including share amounts)

(Unaudited)

	For the Three Months Ended March 31, 2022
	Stockholders' Equity
	Series Seed Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2022	—	$—	—	$—	20,895	$2	$279,089	$(142,685)	$136,406
Share-based compensation expense	—	—	—	—	—	—	1,781	—	1,781
Issuance of common stock upon exercise of warrants	—	—	—	—	7	—	54	—	54
Issuance of common stock upon exercise of stock options	—	—	—	—	40	—	244	—	244
Net loss	—	—	—	—	—	—	—	(13,857)	(13,857)
Balance at March 31, 2022	—	$—	—	$—	20,942	$2	$281,168	$(156,542)	$124,628

	For the Three Months Ended March 31, 2021
	Stockholders' Equity (Deficit)
	Series Seed Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2021	734	$—	7,212	$1	2,542	$1	$20,161	$(32,595)	$(12,432)
Share-based compensation expense	—	—	—	—	—	—	36	—	36
Net loss	—	—	—	—	—	—	—	(5,476)	(5,476)
Balance at March 31, 2021	734	$—	7,212	$1	2,542	$1	$20,197	$(38,071)	$(17,872)

The accompanying notes are an integral part of these condensed consolidated financial statements

AADI BIOSCIENCE, INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,857)	$(5,476)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	1,781	36
Change in fair value of convertible promissory notes	—	1,165
Non-cash interest expense	58	224
Non-cash lease expense	66	44
Depreciation and amortization expense	74	2
Changes in operating assets and liabilities:
Accounts receivables	(2,708)	14,029
Inventory	(202)	—
Prepaid expenses and other current assets	(579)	(1)
Other non-current assets	125	—
Operating lease liabilities	(44)	(52)
Accounts payable and accrued liabilities	(4,129)	592
Net cash (used in) provided by operating activities	(19,415)	10,563
Cash flows from investing activities:
Purchase of property and equipment	(23)	—
Net cash used in investing activities	(23)	—
Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	244	—
Issuance of common stock upon exercise of warrants	54	—
Net cash provided by financing activities	298	—
Net (decrease) increase in cash and cash equivalents	(19,140)	10,563
Cash and cash equivalents at beginning of year	148,989	4,455
Cash and cash equivalents at March 31, 2022 and 2021	$129,849	$15,018

Supplemental disclosure of cash flow information:
Interest paid during the period	$58	$—
Supplemental disclosure of non-cash activities:
Deferred transaction costs included in accounts payable and accrued liabilities	$249	$151
Accrued property and equipment	$27	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Organization and Operations

Aadi Bioscience, Inc. (together with its subsidiaries, the “Company” or “Aadi”) is a biopharmaceutical company focused on developing and commercializing precision therapies for genetically defined cancers with alterations in mTOR pathway genes. Aadi’s lead drug product, FYARROTM, nab-sirolimus, (sirolimus protein-bound particles for injectable suspension), is a form of sirolimus bound to albumin. Sirolimus is a potent inhibitor of the mTOR biological pathway, the activation of which pathway can promote tumor growth, and inhibits downstream signaling from mTOR. In November 2021, the U.S. Food and Drug Administration (the “FDA”) approved FYARRO sirolimus protein-bound particles for injectable suspension (albumin-bound) for intravenous use for the treatment of adult patients with locally advanced malignant perivascular epithelioid cell tumors (“PEComa”). On February 22, 2022, Aadi launched FYARRO in the United States for treatment of advanced malignant PEComa.  FYARRO is licensed to Aadi by Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, now Bristol Myers Squibb Company (“Celgene”), for all therapeutic areas including oncology, cardiovascular, and metabolic related diseases.

The Company’s historical operations have consisted principally of performing research and development activities and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before sustainable revenues and profit from operations are achieved.

Merger with Aerpio Pharmaceuticals, Inc. and Name Change

On May 16, 2021, the Company, then operating as Aerpio Pharmaceuticals, Inc. (“Aerpio”), entered into the Agreement and Plan of Merger (“Merger Agreement”) with Aspen Merger Subsidiary, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Aerpio (“Merger Sub”) and Aadi Subsidiary, Inc. (formerly known as Aadi Bioscience, Inc. (“Private Aadi”)).

Pursuant to the terms set forth in the Merger Agreement and effective August 26, 2021 (the “Effective Time”): (i) Merger Sub merged with and into Private Aadi, with Private Aadi surviving as a wholly owned subsidiary of Aerpio (the “Merger”), (ii) Aerpio changed its name to Aadi Bioscience, Inc. in connection with and immediately prior to the Effective Time, and (iii) Aerpio effected a 15:1 reverse stock split of the Aerpio common stock (“Reverse Stock Split”) immediately prior to the Effective Time. At the Effective Time, each share of Private Aadi common stock outstanding immediately prior to the Effective Time, including the shares of Private Aadi common stock issuable upon the conversion of all shares of preferred stock and convertible promissory notes immediately prior to the closing of the Merger, were converted into the right to receive shares of the Company’s common stock based on an exchange ratio of 0.3172 (the “Exchange Ratio”), after taking into account the Reverse Stock Split.

Pursuant to the Merger Agreement, the Company assumed all of the outstanding and unexercised options to purchase shares of Private Aadi capital stock under the Private Aadi Amended and Restated 2014 Equity Incentive Plan (the “Private Aadi Plan”), and, in connection with the Merger, such options were converted into options to purchase shares of the Company’s common stock based on the Exchange Ratio. At the closing of the Merger at the Effective Time, the Company issued an aggregate of 5,776,660 shares of common stock to holders of Private Aadi common stock, including in respect of shares of Private Aadi common stock issued upon the conversion of all shares of preferred stock and convertible promissory notes outstanding immediately prior to the Effective Time.

In connection with the Merger, the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with a legacy director of the Company, as Holder Representative (as defined in the CVR Agreement), and American Stock Transfer & Trust Company, LLC, as Rights Agent (as defined in the CVR Agreement), in accordance with the terms of the Merger Agreement. The CVR Agreement entitles each holder of Aerpio common stock as of immediately prior to the closing of the Merger (each, a “CVR Holder”) to receive one contingent value right (“CVR”) for each outstanding share of Company common stock held by such CVR Holder as of immediately prior to the closing of the Merger, each representing the right to receive certain net proceeds, if any, derived from the CVR completed during a CVR Payment Period, which means successive six-month periods, prior to the expiration of the CVR Term (as defined in the CVR Agreement), with any potential payment obligations continuing until the earlier of (a) the 20-year anniversary of the Effective Time and (b) the time at which the license agreement with Gossamer Bio, Inc., the underlying basis for the CVR, has expired or been terminated. Under the terms of the Merger Agreement, as related to the CVR, the Company is entitled to 10% of any proceeds paid from the underlying license agreement plus reimbursement of expenses. There can be no assurances that any proceeds will result therefrom.

The Merger has been accounted for using the reverse asset acquisition method under U.S. generally accepted accounting principles (“GAAP”). For accounting purposes, Private Aadi is considered to have acquired the Company and the Merger has been accounted for as a reverse asset acquisition. The estimated fair value of total consideration given was $110.4 million based on 3,208,718 shares of common stock at $33.00 per share, after taking into account the Reverse Stock Split, outstanding immediately prior to the Effective time, plus Private Aadi’s transaction costs. Private Aadi is considered the accounting acquirer even though the Company issued the common stock in the Merger based on the terms of the Merger Agreement and other factors including: (i) following the Merger, the stockholders of Private Aadi collectively owned a substantial portion of the voting rights of the Company; (ii) three (3) of seven (7) members of the board of directors of the Company post-Merger were composed of directors designated by Private Aadi under the terms of the Merger Agreement, and one (1) member of the board of directors of the Company post-Merger was a director mutually designated by Private Aadi and Aerpio; (iii) existing members of Private Aadi’s management became the management of the Company post-Merger; (iv) the PIPE Investors (as defined below) consist of individuals and funds, and for purpose of this analysis, while they owned approximately 55.6% on a fully-diluted basis, as of immediately following the Merger (and after giving effect to the PIPE Financing, as defined below), no one individual or fund held more shares than the holders of Private Aadi collectively owned immediately following the Merger and they are not considered to be a single voting group; and (v) following the Merger, the Company is named “Aadi Bioscience, Inc.” and headquartered in Pacific Palisades, California, and all ongoing operations of the Company are those of Private Aadi. To determine the accounting for this transaction under GAAP, a company must assess whether an integrated set of assets and activities should be accounted for as an acquisition of a business or an asset acquisition. Upon closing of the Merger, substantially all of the fair value is concentrated in cash, working capital and a long-lived contract intangible asset. As such, the acquisition was treated as an asset acquisition. The net assets of Aerpio have been recorded at their relative fair value in the consolidated financial statements of the Company and the reported operating results prior to the Merger will be those of Private Aadi.

Pursuant to the closing of the Merger, Private Aadi’s board of directors declared a 4% cumulative dividend on its preferred stock of $4.4 million which was paid at the Effective Time.

PIPE Financing and Subscription Agreement

On May 16, 2021, the Company entered into a subscription agreement (“Subscription Agreement”) with certain investors (the “PIPE Investors”), pursuant to which it agreed to sell shares of its common stock concurrently with the closing of the Merger (the “PIPE Financing”). At the closing of the PIPE Financing, the Company entered into a Registration Rights Agreement, dated August 26, 2021 (“Registration Rights Agreement”), with the PIPE Investors. The PIPE Investors purchased an aggregate of 11,852,862 shares of common stock of the Company (the “PIPE Shares”) for an aggregate purchase price of $155.0 million pursuant to the Subscription Agreement (“PIPE Financing”). The aggregate net proceeds for the issuance and sale of the of the PIPE Shares was $145.4 million, after deducting certain expenses incurred that were direct and incremental to the issuance of the PIPE Shares.

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

Liquidity

Since inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations and has only recently begun to realize revenues from its planned principal operations commencing with the commercial sale of FYARRO.

On March 17, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering prices of up to $75.0 million through Cowen as its sales agent. As of March 31, 2022, no shares of common stock had been sold under this Sales Agreement.

The Company has experienced net losses since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $156.5 million as of March 31, 2022 and a net loss of $13.9 million for the three months ended March 31, 2022. To date, these operating losses have been funded primarily from outside sources of invested capital through the issuance of convertible promissory notes, grant funding, the sale of securities, and proceeds from license agreements.

The Company had cash and cash equivalents of $129.8 million at March 31, 2022. Management believes the Company’s current cash and cash equivalents will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report.

COVID-19

In December 2019, a strain of coronavirus was reported in Wuhan, China and began to spread globally, including to the United States and Europe, in the following months. The World Health Organization has declared COVID-19 to be a global pandemic. The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in travel restrictions and, in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses, and greater uncertainty in global financial markets. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world. Aadi’s clinical trials have been, and may continue to be, affected by the closure of offices, or country borders, among other measures being put in place around the world. Restrictions on the ability to travel and conduct face-to-face meetings, as well as constraints surrounding hospital resources, infrastructure, staff and other resources, can also make it more difficult to enroll new patients in ongoing or planned clinical trials. Any of these circumstances will potentially have a negative impact on the Company’s financial results and the timing of its clinical trials.

The COVID-19 pandemic has caused the Company to modify business practices (including but not limited to curtailing or modifying employee travel and participation in meetings, events and conferences, and curtailing or modifying its clinical trials), and may take further actions as may be required by government authorities or that are determined to be in the best interests of the Company’s employees, patients, and business partners.

The extent of the impact of the COVID-19 pandemic on Aadi’s future liquidity and operational performance will depend on certain developments, including the duration and spread of further outbreaks, the availability, acceptance and effectiveness of vaccines, the impact on the Company’s clinical trials, patients, and collaboration partners, and the effect on its suppliers.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements, and the related disclosures, have been prepared in accordance with GAAP and Securities and Exchange Commission (“SEC”) regulations and, in the opinion of management include all adjustments necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows for each period presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). All adjustments are normal and recurring in nature. The Company’s condensed consolidated financial statements are stated in U.S. dollars.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the SEC filed on March 17, 2022.

On August 26, 2021, when the Company closed the Merger, all outstanding shares of common stock along with preferred stock of Private Aadi were exchanged for new shares of common stock of the Company and the approximately 8.1 million shares of Private Aadi capital stock held by stockholders of Private Aadi immediately prior to the Merger were exchanged for approximately 2.5 million shares of common stock of the Company based on the Exchange Ratio. The authorized number of shares of common stock was not reduced and remains at 300.0 million. The par value of the Company’s common stock remains unchanged at $0.0001 per share

Also on August 26, 2021, and immediately prior to the closing of the Merger, the Company effected the Reverse Stock Split. Accordingly, all share and per share amounts for the period presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split. Unless otherwise noted, all references to shares of the Company’s common stock and per share amounts have also been adjusted to reflect the Exchange Ratio.

Other Comprehensive Income

The Company has no material components of other comprehensive loss and accordingly, net loss is equal to comprehensive loss in all periods presented.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has identified its Chief Executive Officer as the chief operating decision maker and the Company views its operations and manages its business in one operating segment, which is the business of developing and commercializing proprietary therapeutics. All the assets and operations of the Company’s sole operating and reportable segment are located in the United States.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. In the opinion of management, all adjustments, are considered necessary for a fair presentation have been included. The most significant estimates in the Company’s condensed consolidated financial statements relate to fair value of intangible asset, fair value of the convertible promissory notes, gross-to-net accruals, stock-based compensation expense and accrued research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

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

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities purchased with original maturities of three months or less at the time of purchase date to be cash equivalents. As of March 31, 2022 and December 31, 2021, cash and cash equivalents included money market investments totaling $122.1 million and $140.0 million, respectively.

Fair Value Option

The Company has elected the fair value option to account for its convertible promissory notes issued. The Company records these convertible promissory notes at fair value with changes in fair value recorded in the statements of operations. As a result of applying the fair value option, direct costs and fees related to the convertible promissory notes were recognized in earnings as incurred and not deferred. As of March 31, 2022, there were no Convertible Notes outstanding as they were converted to shares of Private Aadi common stock immediately prior to the closing of the Merger.

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

The following table sets forth the recurring fair value of the Company’s financial assets and liabilities, allocated into the Level 1, Level 2 and Level 3 hierarchy that were measured at fair value on a recurring basis (amounts in thousands):

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$122,138	$—	$—	$122,138

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$140,032	$—	$—	$140,032

(1)	Included in cash and cash equivalents in the accompanying balance sheets.

Accounts Receivable

Accounts receivable are recorded net of customer allowances for chargebacks and allowance for doubtful accounts. Allowance for chargebacks is based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. As of March 31, 2022 and December 31, 2021, no allowance for doubtful accounts was recorded.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value. The Company uses actual costing methodology determined on a first-in, first-out method. The Company capitalizes inventory costs associated with its products based upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. Prior to FDA approval of FYARRO, all costs related to the manufacturing of FYARRO were charged to research and development expense in the period incurred. Substantially all of the inventory represents work in process.

Property and Equipment, Net

Property and equipment, consisting of computers, furniture and fixtures, office equipment and construction in process are stated at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Such costs are periodically reviewed for recoverability when impairment indicators are present.

Intangible Asset

The Company’s intangible asset consists of a single asset, the license agreement with Gossamer Bio., Inc. acquired in the Merger. The intangible asset is stated at fair value and is amortized using the straight-line method over its estimated useful life of 14.3 years. The intangible asset is reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, equipment, and the intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment was recorded for the long-lived intangible asset during the three months ended March 31, 2022.

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

Commitments and Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of March 31, 2022 and December 31, 2021.

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, Revenue from Contracts with Customer (“Topic 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Net Sales

FYARRO was approved by the FDA in November 2021. On February 22, 2022, the Company launched sales of FYARRO to specialty distributors (“SD”s) and a specialty pharmacy (“SP”). The Company recognizes product sales when the SDs and SP obtain control of the product.  Product sales are recorded at the net sales price, which includes provisions for the following allowances which are reflected either as a reduction to the related account receivable or as an accrued liability, depending on how the allowance is settled:

Distribution Fees: Distribution fees include distribution service fees paid to the SDs and SP based on a contractually fixed percentage of the wholesale acquisition cost (“WAC”). Distribution fees are recorded as an offset to product sales based on contractual terms at the time revenue from the sale is recognized.

Rebates: Allowance for rebates include mandated discounts under the Medicaid Drug Rebate Program and TRICARE program. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or statutory requirements. The allowance for rebates is based on contracted or statutory discount rates and expected utilization by benefit plan participants. The Company’s estimates for expected utilization of rebates are based on utilization data received from the SDs and SP since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity. If actual future rebates vary from estimates, the Company may need to adjust prior period accruals, which would affect product sales in the period of adjustment.

Chargebacks: Chargebacks are discounts and fees that relate to contracts with government and other entities purchasing from the SDs and SP at a discounted price. The SDs and SP charge back to the Company the difference between the price initially paid by the SDs and SP and the discounted price paid to the SDs and SP by these entities. If actual future chargebacks vary from these estimates, the Company may need to adjust prior period accruals, which would affect product sales in the period of adjustment.

Co-Payment Assistance: The Company offers co-payment assistance to commercially insured patients meeting certain eligibility requirement. Co-payment assistance is accrued at the time of product sale to SDs and SP based on estimated patient participation and average co-pay benefit to be paid per a claim.  The Company estimated amounts are compared to actual program participation and co-pay amounts paid using data provided by third-party administrators.  If actual amounts differ from the original estimates the assumptions being applied are updated and adjustment for prior period accruals will be adjusted in the current period.

Product Returns: Consistent with industry practice, the Company offers the SDs and SP limited product return rights for damages, shipment errors, and expiring product, provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company does not allow product returns for product that has been dispensed to a patient. As the Company receives inventory reports from the SDs and SP and has the ability to control the amount of product that is sold to the SDs and SP the Company’s estimate of future potential product returns is based on the on-hand channel inventory data and sell-through data obtained from the SDs and SP. In arriving at its estimate, the Company also considers historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

The total amount deducted from gross product sales for the allowances described above for the three months ended March 31, 2022 was $0.4 million.

Grant Revenue

The Company’s grant revenues are derived from federal grants with the FDA. The Company has determined that the government agencies providing grants to the Company are not customers. Grant revenue is recognized when there is reasonable assurance of compliance with the conditions of the grant and reasonable assurance that the grant revenue will be received. The Company recognizes grant revenues as reimbursable grant costs are incurred. The costs associated with these reimbursements are reflected as a component of research and development expense in the accompanying statements of operations.

With respect to grant revenue derived from reimbursement of direct out-of-pocket expenses for research costs associated with federal contracts, where the Company acts as principal with discretion to choose suppliers, bears credit risk, and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the accompanying statements of operations.

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

Transaction price for a contract represents the amount to which the Company is entitled in exchange for providing goods and services to the partner. Transaction price does not include amounts subject to uncertainties unless it is probable that there will be no significant reversal of revenue when the uncertainty is resolved. Apart from the upfront license payment, all other fees the Company may earn under such license agreements are subject to significant uncertainties of product development. Achievement of many of the event-based development and regulatory milestones may not be probable until such milestones are actually achieved. This generally relates to milestones such as obtaining regulatory approvals and successful completion of clinical trials. With respect to other development milestones, e.g., dosing of a first patient in a clinical trial, achievement could be considered probable prior to its actual occurrence, based on the progress towards commencement of the trial. The Company does not include any amounts subject to uncertainties in the transaction price until it is probable that the amount will not result in a significant reversal of revenue in the future. At the end of each reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price.

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

Research and Development

Research and development expenses consist of costs incurred in performing research and development activities, including salaries and benefits, materials and supplies, preclinical expenses, stock-based compensation expense, contract services, and other external development expenses. The Company records research and development activities conducted by third-party service providers, which include work related to preclinical studies, clinical trials, and contract manufacturing activities, to research and development expense as incurred. The Company is required to estimate the amount of services provided but not yet invoiced and include these expenses in accrued expenses on the balance sheet and within research and development expenses in the statements of operations. These expenses are a significant component of the Company’s research and development expenses and require significant estimates and judgments. The Company accrues for these expenses based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. As actual expenses become known, the Company adjusts its accrued expenses.

Share-Based Compensation

The Company recognizes all stock-based payments to employees, including grants of employee stock options in the consolidated statements of operations, based on their fair values. All the Company’s share-based awards, to employees, non-employees, officers, and directors, are subject only to service-based vesting conditions. The Company estimates the fair value of its stock-based awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Options granted during the year have a maximum contractual term of ten years. Forfeitures are recognized and accounted for as they occur.

Due to the historical lack of a public market for the trading of the Company’s securities and limited company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the

Company, including stage of product development and life science industry focus. The Company believes the group selected has sufficient similar economic and industry characteristics and includes companies that are most representative of the Company.

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

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities, which include convertible promissory notes, convertible preferred stock, outstanding stock options and warrants have been excluded from the computation of diluted net loss per share as they would be anti-dilutive.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive (amounts in thousands):
	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	2,028	391
Warrants to purchase common stock	29	—
Series Seed convertible preferred stock	—	734
Series A convertible preferred stock	—	7,212
	2,057	8,337

The table above excludes the conversion of the principal balance and accrued interest on the convertible promissory notes which converted into 698,018 shares of common stock in conjunction with the closing of the Merger.

Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging – Contracts in Entity’s Own Equity” (Subtopic 815-40). This new guidance is intended to reduce the complexity of accounting for convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments. Entities may adopt ASU 2020-06 using either a partial retrospective or fully retrospective method of transition. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years for smaller reporting companies. The Company is currently evaluating the impact the adoption of ASU 2020-06 will have on the Company’s condensed consolidated financial statements.

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

3. Intangible Assets

The Company recorded a long-lived contract intangible asset as a result of the Merger, related to the license agreement with Gossamer Bio. Inc., which was assumed in the Merger. In accordance with GAAP, for asset acquisitions, the excess purchase price over the fair value of the acquired assets and liabilities was ascribed to the acquired contract intangible asset. Due to the significant excess purchase price being allocated over the fair value of the acquired contract intangible asset, the Company determined that an indicator of impairment was present. The contract intangible asset was assessed for recoverability using an undiscounted cash flow model, which resulted in undiscounted cash flows below the carrying amount. The Company therefore recognized an impairment of $74.2 million to bring the carrying amount of the contract intangible asset down to its estimated fair value of $3.9 million. The fair value estimate of the intangible asset relates to contingent cash flows expected from the out-licensing arrangement, of which 90% of any future net cash proceeds will be remitted to CVR Holders and paid through the CVRs. The estimated useful life of the intangible asset is approximately 14.3 years. Amortization expense was $68,000 for the three months ended March 31, 2022. No intangible asset or amortization expense was recorded in the three months ended March 31, 2021.

The estimated amortization expense related to this finite lived intangible asset for the five succeeding years is as follows (amounts in thousands):

March 31, 2022
Intangible asset, net, January 1, 2022	$3,811
Less amortization	(68)
Intangible asset, net, March 31, 2022	$3,743

2022 (remaining)	$205
2023	273
2024	273
2025	273
2026	273
Amounts thereafter	2,446
$3,743

As of March 31, 2022, all development milestones, sales-based milestones and royalty payments within the license agreement are constrained. There can be no assurance that any proceeds will be received under the license agreement.

4. Accrued Liabilities

Details of accrued liabilities are presented as follows (amounts in thousands):

	March 31,	December 31,
	2022	2021
Accrued clinical	$2,533	$2,507
Accrued contract manufacturing	1,223	2,287
Accrued professional fees	1,423	1,948
Accrued bonus	976	1,465
Accrued other - sales related	514	—
Accrued other	668	496
Total accrued liabilities	$7,337	$8,703

5. Operating Lease

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

The following table summarizes information related to the Company’s lease (amounts in thousands):

	March 31,	December 31,
	2022	2021
Assets:
Operating lease right-of-use asset	$518	$557

Liabilities:
Operating lease liabilities, current	$163	$131
Operating lease liabilities, non-current	424	474
Total operating lease liabilities	$587	$605

Rent expense related to this lease for each of the three months ended March 31, 2022 and 2021 is presented on the following table (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid included in operating cash flows	$28	$54
Operating leases rent expense	$50	$46

The future minimum lease payments required under the operating lease as of March 31, 2022, are summarized below (amounts in thousands):

Future Minimum Lease Payments:
2022	$139
2023	231
2024	238
2025	40
Total minimum lease payments	$648
Less: amount representing interest	(61)
Present value of operating lease liabilities	$587
Less: operating lease liabilities, current	(163)
Operating lease liabilities, non-current	$424
Remaining lease term (in years)	2.92
Incremental borrowing rate	6.80%

6. License Agreements

Celgene License Agreement

On April 9, 2014, the Company entered into a license agreement (as amended the “Celgene License Agreement”) with Celgene for exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to FYARRO.

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

Under the terms of the Celgene License Agreement,  Celgene is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. During three months ended March 31, 2022, $0.2 million in royalties were accrued on net product sales recognized during the three months ended March 31, 2022. However, no payments related to milestones or royalties were paid during either of the three months ended March 31, 2022 or 2021.

On August 30, 2021, the Company and Celgene entered into Amendment No. 1 (the “Amendment”) to the Celgene License Agreement related to certain intellectual property rights of Celgene pertaining to the compound known as FYARRO. Under the terms of the Amendment, the Company paid Celgene $5.8 million representing 50% of the previously outstanding payment obligation under the terms of the Celgene License Agreement, following the Effective Time of the PIPE Financing. Pursuant to the terms of the Amendment, the remaining previously outstanding payment obligation of $5.8 million, is due on the third anniversary of the Effective Time, or August 26, 2024 plus any accrued and unpaid interest due thereon (“Balloon Payment”). The Balloon Payment shall accrue interest, beginning August 26, 2021 until paid in full, at a rate equal to 4.0% per annum based on the weighted average amount outstanding during the applicable calendar quarter, and interest is payable quarterly in arrears. In addition, the parties agreed to amend the royalty rates payable to Celgene based on net sales of products subject to the Celgene License Agreement.

On December 8, 2020, the Company entered into a license agreement (“EOC License Agreement”) with EOC Pharma (Hong Kong) Limited (“EOC”) under which the Company received $14.0 million in January 2021 in non-refundable upfront consideration as partial payment for the rights and licenses granted to EOC by the Company for the further development and commercialization of FYARRO in the People’s Republic of China, Hong Kong Special Administration Region, Macao Special Administrative Region and Taiwan (the “Licensed Territory”). In accordance with the Celgene License Agreement, the Company is required to pay 20% of all sublicense fees to Celgene. As such, the Company recognized $2.8 million of license expense in the year ended December 31, 2020 and had a corresponding $2.8 million sublicense payable to Celgene on the balance sheet as of December 31, 2020, which was paid in the three months ended March 31, 2021.

During the year ended December 31, 2021, the Company recognized license revenue and received $1.0 million from EOC for achieving the FDA approval milestone on November 22, 2021.  In accordance with the Celgene

License Agreement, the Company recognized $0.2 million of license expense in the year ended December 31, 2021 and had a corresponding $0.2 million sublicense payable to Celgene on the balance sheet as of December 31, 2021, which was paid in the three months ended March 31, 2022.

EOC License Agreement

In December 2020, the Company entered into the EOC License Agreement with EOC for the further development of ABI-009, now called FYARRO, and commercialization of FYARRO in the Licensed Territory. Under the terms of the EOC License Agreement, the Company granted to EOC an exclusive, royalty-bearing license to develop and commercialize the product in the Licensed Territory.

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

The Company is eligible to receive an additional $257.0 million in the aggregate upon achievement of certain development, regulatory, and sales milestones, as well as tiered royalties on net sales in the Licensed Territory. Under the terms of the EOC License Agreement, EOC will fund all research, development, regulatory, marketing and commercialization activities in the defined Licensed Territory. The Company earned $1.0 million in milestone revenue upon achievement of the FDA approval milestone on November 22, 2021.  EOC paid the $1.0 million milestone payment in December 2021.  In accordance with the Company’s agreement with Celgene, 20% of the $1.0 million payment, or $0.2 million was accrued at December 31, 2021, and paid in January 2022.

7. Convertible Notes

Private Aadi received $8.1 million in October 2019 and $1.0 million in January 2020 for the proceeds in connection with the issuance of convertible promissory notes (“Convertible Notes”). The October 2019 Convertible Notes were issued to existing equity holders of Private Aadi. The Convertible Notes issued in October 2019 and January 2020 originally had a maturity date of one year from the date of issuance and an escalating interest rate of 6% per annum for the first four months following the effective date of the loan agreement, 8% per annum for the fifth and sixth months, and 10% per annum for the remaining six months of the note term until maturity at twelve months.

In November 2020, Private Aadi entered into an amendment to the October 2019 and January 2020 Convertible Notes, whereby the term was extended from one year to two years. The amendment was accounted for as a debt modification.

In May 2021, Private Aadi entered into an amendment to the October 2019 and January 2020 Convertible Notes, whereby upon the closing of the Merger (see Note 1), the outstanding principal amount of the Convertible Notes and all accrued and unpaid interest as of immediately prior to the closing of the Merger would automatically convert into fully paid and nonassessable shares of Private Aadi common stock at a price per share equal to $4.80 and would be concurrently exchanged for shares of the Company’s common stock based on the Exchange Ratio. In conjunction with the closing of the Merger on August 26, 2021, the outstanding Convertible Notes were converted into shares of Private Aadi common stock which were concurrently exchanged for 698,018 shares of the Company’s common stock based on the Exchange Ratio. At the date of conversion, the convertible notes were marked to market and valued at $9.5 million, resulting in a gain on conversion of $0.4 million in the year ended December 31, 2021.

8. Stockholders’ Equity (Deficit)

Preferred Stock

As of March 31, 2022 and December 31, 2021, under the Company’s certificate of incorporation, as amended and restated, the Company has 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital with no shares outstanding.

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

Common Stock

As of March 31, 2022 and December 31, 2021, the Company had 300,000,000 shares of authorized common stock, par value of $0.0001 per share under the Company’s certificate of incorporation, as amended and restated. As of March 31, 2022 and December 31, 2021, the shares of common stock outstanding were 20,941,973 and 20,894,695, respectively.

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

In March 2022, the Company entered into the Sales Agreement with Cowen, with respect to an “at the market offering” program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $75.0 million through Cowen as its sales agent. As of March 31, 2022, no shares of common stock had been sold pursuant to the Sales Agreement.

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

9. Stock-Based Compensation

Stock Option Plan – 2014 Plan (as amended and restated in February 2017, the “Private Aadi Plan”)

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

Stock Option Plan – 2011 Plan and 2017 Plan

In connection with the closing of the Merger, the Company assumed the Aerpio 2011 Equity Incentive Plan (the “2011 Plan”) and the Aerpio 2017 Stock Option and Incentive Plan (the “2017 Plan,” and together with the 2011 Plan, the “Prior Plans”). No new awards may be granted under the Prior Plans effective as of the closing of the Merger and adoption of the 2021 Plan (as defined below).

Stock Option Plan – 2021 Plan

At the closing of the Merger, the Company adopted the Aadi Bioscience, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which permits the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance grants to employees, members of the board of directors, and outside consultants.

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

As of March 31, 2022, zero, 394,120, 105,690 and 1,527,931 shares were outstanding under the 2011 Plan, Private Aadi Plan, 2017 Plan and 2021 Plan, respectively.

The following table summarizes the stock option activity during the three months ended March 31, 2022:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2022	1,749,876	$20.71	8.48	$10,007
Granted	346,700	20.40
Exercised	(39,778)	6.13
Expired/cancelled	(29,057)	25.02
Outstanding, March 31, 2022	2,027,741	$20.88	8.63	$5,632
Vested and exercisable as of March 31, 2022	419,036	$8.26	5.21	$4,475
Vested and expected to vest as of March 31, 2022	2,027,741	$20.88	8.63	$5,632

As of March 31, 2022, the aggregate intrinsic value of options outstanding was $5.6 million.

As of March 31, 2022, there was $25.2 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.92 years.

As of March 31, 2022, zero and 1,899,350 shares were reserved for issuance under the Private Aadi Plan and 2021 Plan, respectively.

Option Awards

During the three months ended March 31, 2022 and 2021, option awards to purchase an aggregate of 346,700 and zero shares of common stock were granted, respectively.

Compensation Expense Summary

The Company recognized the following compensation cost related to employee and non-employee stock-based compensation activity for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$680	$25
Selling, general and administrative	1,101	11
Total	$1,781	$36

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Accordingly, the weighted-average fair value of the options granted during the three months ended March 31, 2022 and 2021 was $14.80 and $0 per share, respectively. No grants were issued during the three months ended March 31, 2021. The calculation was based on the following assumptions:

Three Months Ended
March 31, 2022
Weighted average grant date fair value (per share)	$14.80
Risk-free interest rate	1.46% - 1.76%
Expected volatility	85.99% - 86.25%
Expected term (in years)	6.1
Expected dividend yield	-

Warrants to Purchase Common Stock

The Company had warrants outstanding for the purchase of 29,166 and 36,666 shares of the Company’s common stock at March 31, 2022 and December 31, 2021, respectively. These warrants were assumed in the Merger and were issued by Aerpio in October 2019, for the purchase of 40,000 shares (after taking into account the Reverse Stock Split) of the Company’s common stock at an exercise price of $7.29 per share (after taking into account the Reverse Stock Split). These warrants were fully vested as of the date of the Merger and expire on October 24, 2024. During the three months ended March 31, 2022, 7,500 warrants were exercised. At the grant date, the fair value of these awards was determined using a Black-Scholes option pricing model.

The number of shares and the exercise price shall be adjusted for standard anti-dilution events such as stock splits, combinations, reorganizations, or issue shares as part of a stock dividend. The warrants meet the criteria to be classified within stockholders’ equity (deficit).

10.  Employee Stock Purchase Plan

On August 17, 2021, a special meeting of the Company’s stockholders was held to approve the Merger and related matters, at which the Company’s stockholders considered and approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Upon approval of the 2021 ESPP by the stockholders, Aerpio’s Amended and Restated 2017 Employee Stock Purchase Plan terminated. An aggregate of 310,617 shares of common stock (after taking into account the Reverse Stock Split) have been reserved and are available for issuance under the 2021 ESPP. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning with the 2022 fiscal year in an amount equal to the least of (i) 310,617 shares of common stock (after taking into account the Reverse Stock Split), (ii) one percent (1%) of the outstanding shares of all classes of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount to be determined by the Board or its designated committee no later than the last day of the immediately preceding fiscal year. Shares of common stock issuable under the 2021 ESPP will be authorized, but unissued, or reacquired shares of common stock. If the Company’s capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the 2021 ESPP will be appropriately adjusted. No shares were acquired under the 2021 ESPP during the three months ended March 31, 2022.

As a result of the evergreen increase described above, a total of 208,946 shares were added to the 2021 ESPP on January 1, 2022.

11. Income Taxes

The Company did not record a current or deferred income tax expense or benefit for the three months ended March 31, 2022 due to the Company’s net losses and continues to maintain a full valuation allowance.

12. Commitments and Contingencies

Legal Proceedings

From time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. As of March 31, 2022, the Company is not currently involved in any material legal proceedings.

Purchase Commitments

The Company has ongoing contracts with vendors for clinical trials and contract manufacturing. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of $3.7 million and $4.8 million in its consolidated balance sheet for expenditures incurred by clinical and contract manufacturing vendors as of March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022, the Company had one significant contract with Fresenius Kabi that contains specific activities such as non-cancellable commitments, minimum purchase commitments, or binding annual forecasts.

13. Subsequent Events

New Jersey Lease

On March 31, 2022, the Company entered into a new lease for 10,615 square feet in Morristown, New Jersey. The term of the lease is seventy-three months, unless terminated sooner. Base rent is $21,230 per month and is subject to fixed rent escalations on each annual anniversary during the lease term.

Termination of Gossamer License Agreement

On April 25, 2022, the Company received a formal notice of termination from Gossamer Bio. Inc. (“Gossamer”) for the license agreement dated June 24, 2018, as amended (the “Gossamer License Agreement”), that was related to Gossamer’s GB004 product candidate, a legacy product candidate of the Company’s predecessor, Aerpio Pharmaceuticals, Inc., after announcing that its Phase 2 SHIFT-UC clinical trial studying GB004 in patients with mild-to-moderate active ulcerative colitis did not meet the primary or secondary endpoints at week 12 and the study was being terminated for lack of treatment benefit. The Gossamer License Agreement will terminate, effective July 24, 2022. The Company expects to fully impair its intangible asset, $3.7 million, of which the Gossamer License Agreement for GB004 is the underlying asset, in the second quarter of 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains express or implied forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

•

our ability to maintain regulatory approval for FYARROTM in advanced malignant perivascular epithelioid cell tumors (“PEComa”), or to obtain and maintain regulatory approval for FYARRO in additional indications, or any other product candidates we may develop in the future, and any related restrictions, limitations or warnings in the label of an approved product candidate;

•	our plans and potential for success relating to commercializing FYARRO, or any other product candidate that we may develop, if approved;
•	our plans related to the further development and manufacturing of FYARRO;
•

the timing, scope or likelihood of regulatory filings and approvals for FYARRO for advanced malignant PEComa in foreign jurisdictions and any additional indications we may pursue and any other product candidates we may develop in the future;

•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the pricing and reimbursement of FYARRO and any other product candidates we may develop in the future, if approved;
•	the rate and degree of market acceptance of FYARRO and any other product candidates we may develop in the future, if approved;
•

the timing, progress and results of preclinical studies and clinical trials for our programs and product candidates, including the anticipated impact of the COVID-19 pandemic, the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

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

Forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about the business and future financial results of the pharmaceutical industry, and other legal, regulatory and economic developments. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “intend,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “continue,” “likely,” and similar expressions (including their use in the negative) intended to identify forward-looking statements although not all forward-looking statements contain these identifying words. Actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including, but not limited to, those described in Part II, Item 1A, (Risk Factors) of this Quarterly Report.

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

References in the following discussion to "we," "our," "us," or "Aadi" refer to Aadi Bioscience, Inc. and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes to those statements thereto appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 17, 2022. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. You should read this Quarterly Report completely, including the “Risk Factors” section under Part II, Item 1A of this Quarterly Report and the “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by our forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We are a biopharmaceutical company focused on developing and commercializing precision therapies for genetically defined cancers with alterations in mTOR pathway genes. Our lead drug product, FYARROTM, nab-sirolimus, (sirolimus protein-bound particles for injectable suspension), is a form of sirolimus bound to albumin. Sirolimus is a potent inhibitor of the mTOR biological pathway, the activation of which pathway can promote tumor growth, and inhibits downstream signaling from mTOR.

In November 2021, the U.S. Food and Drug Administration (the “FDA”) approved FYARRO sirolimus protein-bound particles for injectable suspension (albumin-bound) for intravenous use for the treatment of adult patients with locally advanced malignant perivascular epithelioid cell tumors (“PEComa”). On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net product sales of $2.3 million for the three months ended March 31, 2022.

In addition to advanced malignant PEComa, based on data from our completed Phase 2 registrational study, Advanced Malignant PEComa Trial (“AMPECT”) and our expanded access program, we have initiated a registration-directed tumor-agnostic Phase 2 study (“PRECISION 1”) of FYARRO in patients with Tuberous Sclerosis Complex 1 and 2 (“TSC1 & TSC2”) alterations. We have completed a Type B meeting with the FDA in which we discussed the initial trial design and the PRECISION 1 trial was opened for enrollment in the United States during the first quarter of 2022. Our first patient was dosed in March 2022.

Recent Developments

•

On January 13, 2022, we entered into a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product (the “FK Agreement”) with Fresenius Kabi, LLC (“Fresenius Kabi”), pursuant to which Fresenius Kabi will manufacture FYARRO for us, and we will purchase FYARRO as a finished drug from Fresenius Kabi, on a purchase order basis. Under the FK Agreement, which shall be effective through December 31, 2022 (or such later date as may be agreed between the parties in writing), we may purchase FYARRO for either clinical or commercial purposes for use in the United States and Canada. The price of FYARRO will be fixed, subject to the ability of Fresenius Kabi to increase pricing under specified circumstances. We have an obligation to purchase certain minimum quantities of FYARRO, and failure to purchase those minimum quantities will result in an additional payment from us to Fresenius Kabi.

•	On February 22, 2022, we launched the sale of FYARRO in the United States and recorded net product sales of $2.3 million.
•	In February 2022, we opened PRECISION 1 trial for enrollment in the United States and the first patient was dosed in March 2022.
•

In April 2022, we received notification of a product-specific, permanent J-code for FYARRO.  Under the Healthcare Common Procedure Coding System (HCPCS), the J-code (J9331) will become effective on July 1, 2022. J-codes are permanent, product-specific reimbursement codes assigned to outpatient and physician-administered “buy and bill” products under Medicare Part B and are used by commercial insurers and government payers to facilitate and standardize claims submissions and reimbursements for medications like FYARRO.  With the permanent J-code now in effect, all hospital outpatient departments, ambulatory surgery centers and physician offices in the United States will have one consistent HCPCS code to standardize the submission and payment of FYARRO insurance claims across Medicare, Medicare Advantage, Medicaid and commercial plans.

•

On April 25, 2022, we received a formal notice of termination from Gossamer Bio, Inc. (“Gossamer”) for the license agreement dated June 24, 2018, as amended (the “Gossamer License Agreement”), that was related to Gossamer’s GB004 product candidate, a legacy product candidate of our predecessor, Aerpio Pharmaceuticals, Inc., after announcing that its Phase 2 SHIFT-UC clinical trial studying GB004 in patients with mild-to-moderate active ulcerative colitis did not meet the primary or secondary endpoints at week 12 and the study was being terminated for lack of treatment benefit. The Gossamer License Agreement will terminate, effective July 24, 2022. We expect to fully impair the intangible asset, $3.7 million, of which the Gossamer License Agreement for GB004 is the underlying asset, in the second quarter of 2022.

•

In connection with the termination of the Gossamer License Agreement, the Contingent Value Rights Agreement, dated as of August 26, 2021 (the “CVR Agreement”), pursuant to which the Contingent Value Rights (“CVRs”) were issued to legacy holders of common stock of Aerpio Pharmaceuticals, Inc. immediately prior to the Merger (as defined in Note 1 to the condensed consolidated financial statements), will automatically terminate in accordance with its terms and the CVRs will no longer be eligible for payment under the CVR Agreement and will automatically be cancelled and forfeited without any consideration or payment, in each case effective July 24, 2022.

Celgene License Agreement

In April 2014, Private Aadi entered into a license agreement (the “Celgene License Agreement”) with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, now Bristol-Myers Squibb Company (“Celgene”), for exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to ABI-009 (which we refer to as FYARRO). Under the Celgene License Agreement, as amended, Celgene is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. During the three months ended March 31, 2022, we recorded royalties of $0.2 million, under the terms of this agreement. No payments related to milestones or royalties under this agreement were paid during the three months ended March 31, 2021. See Note 6 to the condensed consolidated financial statements for more information about the Celgene License Agreement.

Under the terms of an August 2021 amendment to the Celgene License Agreement, we paid Celgene $5.8 million, representing 50% of the previously outstanding payment obligation under the terms of the Celgene License Agreement, following the effective time of the PIPE Financing. Pursuant to the terms of the amendment, the remaining portion of the previously outstanding payment obligation ($5.8 million), which is recorded on our balance sheet as due to licensor, is due on the third anniversary of the effective time plus any accrued and unpaid interest due thereon.

EOC License Agreement

In December 2020, we entered into a license agreement (“EOC License Agreement”) with EOC Pharma (Hong Kong) Limited (“EOC”) under which we received $14.0 million in January 2021 in non-refundable upfront consideration as partial payment for the rights and licenses granted to EOC by us for the further development and commercialization of FYARRO in the People’s Republic of China, Hong Kong Special Administration Region, Macao Special Administrative Region and Taiwan (the “Licensed Territory”). See Note 6 to the condensed consolidated financial statements for more information about the EOC License Agreement.

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

Key Trends and Factors Affecting Comparability Between Periods

•

Commercial sale of FYARRO was launched on February 22, 2022 for the treatment of patients with advanced malignant PEComa. We recorded net product sales of $2.3 million during the three months ended March 31, 2022.

•

We have built a cross-functional commercial team consisting of marketing, market access, commercial operations and continue to build our sales and commercial infrastructure with capabilities designed to scale when necessary to support future commercial launches. Expenses related to our commercial launch including personnel expenses, sales support, and marketing are included in selling, general and administrative expenses for the three months ended March 31, 2022. We expect these expenses will continue to increase, as compared to the prior year, with the launch of FYARRO and preparation for potential future launches.

•

We continue to build out our research and development team and we expect our research and development costs will increase in 2022, relative to 2021, as a result of significant expenses related to the PRECISION 1 trial which was open to enrollment during the three months ended March 31, 2022, with the first patient dosed in March 2022.

•

As a public company our expenses have increased from prior year as a privately-held company, including (i) costs to comply with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and those of the Nasdaq Capital Market (“Nasdaq”), (ii) legal, accounting and other professional services, (iii) insurance, (iv) investor relations activities, and (v) other administrative and professional services.

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

Liquidity and Capital Resources

As of March 31, 2022, we had $129.8 million of cash and cash equivalents. Based on our current plans, we believe our existing cash and cash equivalents will enable us to conduct our planned operations into 2024. We have incurred net losses in each year since inception and as of March 31, 2022 we had an accumulated deficit of $156.5 million. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, and costs associated with the Merger. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical and clinical trials, the regulatory approval process for our product candidates and the commercial launch of FYARRO.

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the condensed consolidated balance sheets and statements of operations presented herein. The following discussion and analysis are based on our condensed consolidated financial statements contained in this Quarterly Report, which we have prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such condensed consolidated financial statements and the related notes thereto.

Components of Statements of Operations

Revenue

Product Sales, Net

FYARRO was approved by the FDA in November 2021. On February 22, 2022, we launched sales of FYARRO to specialty distributors (“SD”s) and a specialty pharmacy (“SP”). We recognize product sales when the SDs and SP obtain control of the product, which occurs upon delivery. Product sales are recorded at the net sales price, which includes provisions for the following allowances which are reflected either as a reduction to the related account receivable or as an accrued liability, depending on how the allowance is settled:

•

Distribution Fees: Distribution fees include distribution service fees paid to the SDs and SP based on a contractually fixed percentage of the wholesale acquisition cost (“WAC”). Distribution fees are recorded as an offset to product sales based on contractual terms at the time the sale is recognized.

•

Rebates: Allowance for rebates include mandated discounts under the Medicaid Drug Rebate Program and TRICARE program. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or statutory requirements. The allowance for rebates is based on contracted or statutory discount rates and expected utilization by benefit plan participants. Our estimates for expected utilization of rebates are based on utilization data received from the SDs and SP since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect product sales in the period of adjustment.

•

Chargebacks: Chargebacks are discounts and fees that relate to contracts with government and other entities purchasing from the SDs and SP at a discounted price. The SDs and SP charge back to us the difference between the price initially paid by the SDs and SP and the discounted price paid to the SDs and SP by these entities. If actual future chargebacks vary from these estimates, we may need to adjust prior period accruals, which would affect product sales in the period of adjustment.

•

Co-Payment Assistance: We offer co-payment assistance to commercially insured patients meeting certain eligibility requirement. Co-payment assistance is accrued at the time of product sale to the SDs and SP based on estimated patient participation and average co-pay benefit to be paid per a claim.  Our estimated amounts are compared to actual program participation and co-pay amounts paid using data provided by third-party administrators.  If actual amounts differ from the original estimates the assumptions being applied are updated and adjustment for prior period accruals will be adjusted in the current period.

•

Product Returns: Consistent with industry practice, we offer the SDs and SP limited product return rights for damages, shipment errors, and expiring product, provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We do not allow product returns for product that has been dispensed to a patient. As we receive inventory reports from the SDs and SP and have the ability to control the amount of product that is sold to the SDs and SP, we estimate future potential product returns based on the this on-hand channel inventory data and sell-through data obtained from the SDs and SP. In arriving at its estimate, we also consider historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

Grant Revenue

Grant revenue is derived from federal grants, primarily with the FDA. We have determined that the government agencies providing grants to us are not customers. Grant revenue is recognized when there is reasonable assurance of compliance with the conditions of the grant and reasonable assurance that the grant revenue will be received. We recognize grant revenue as reimbursable grant costs are incurred. The costs associated with these reimbursements are reflected as a component of research and development expense in the accompanying statements of operations.

With respect to grant revenue derived from reimbursement of direct out-of-pocket expenses for research costs associated with federal contracts, where we act as principal with discretion to choose suppliers, bear credit risk and perform part of the services required in the transaction, we record revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the accompanying statements of operations.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development, sales and marketing, and other corporate functions. Other general and administrative expenses include professional fees for legal, auditing, tax and business consulting services, insurance costs, intellectual property and patent costs, facility costs and travel costs. We expect that selling, general and administrative expenses will increase in the future as we expand our operating activities.  Additionally, we have incurred, and expect to continue to incur, significant additional expenses associated with being a public company that we did not incur as a privately-held company, including (i) costs to comply with the rules and regulations of the SEC and those of Nasdaq, (ii) legal, accounting and other professional services, (iii) insurance, (iv) investor relations activities and (v) other administrative and professional services.

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

Cost of Goods Sold

Cost of goods sold consist primarily of royalties paid to Celgene, costs incurred on sales of FYARRO and costs to manufacture and prepare the product for sales subsequent to the FDA approval in November 2021. Costs incurred prior to the FDA approval were expensed when incurred.

Other Expense, Net

Other expense, net consists of the change in fair value of convertible promissory notes and interest expense related to such notes. These expenses are partially offset by interest income earned on cash and cash equivalents and gain on extinguishment of debt.

Income Tax Expense

During the three months ended March 31, 2022 and 2021, we did not recognize income tax expense on the statement of operations. Since our formation in 2011, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Consolidated Operations

The following table presents the results of operations for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue
Product sales, net	$2,307	$—
Grant revenue	—	120
Total revenue	2,307	120
Operating expenses:
Selling, general and administrative	9,148	563
Research and development	6,794	3,644
Cost of goods sold	179	—
Total operating expenses	16,121	4,207
Loss from operations	(13,814)	(4,087)
Other expense, net	(43)	(1,389)
Loss before income taxes	(13,857)	(5,476)
Income tax expense	—	—
Net loss	$(13,857)	$(5,476)

Comparison of the Three Months Ended March 31, 2022 and 2021

Product Sales, Net

Our product sales, net consist of sales of FYARRO since we launched it in the United States on February 22, 2022. Product sales, net for the three months ended March 31, 2022 were $2.3 million. There were no product sales for the three months ended March 31, 2021.

Grant Revenue

Grant revenue amounts can vary from period to period depending on the funding and work performed. Grant revenue decreased by $0.1 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to a decrease in the eligible expenses for grant reimbursement incurred during the 2022 period compared to 2021. The period for eligible grant reimbursement with the FDA ended during the six months ended June 30, 2021. There were no new grants during the three months ended March 31, 2022.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2022, were $9.1 million, an increase of $8.5 million, compared to $0.6 million for the three months ended March 31, 2021. The increase was driven by $3.1 million of personnel expenses related to increased headcount, incentive bonuses and share-based compensation, $2.0 million of commercialization readiness and marketing expenses, $1.9 million of consulting expenses, and $1.5 million of legal, insurance and office related expenses.

Research and Development Expenses

The following table presents our research and development expenses for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Personnel expenses	$3,482	$546
External clinical development	1,753	1,000
Consultants	1,148	278
Clinical drug product manufacturing	288	1,772
Other expenses	123	48
Total research and development expenses	$6,794	$3,644

Research and development expenses for the three months ended March 31, 2022, were $6.8 million, an increase of $3.2 million, compared to $3.6 million for the three months ended March 31, 2021. The increase was primarily driven by $3.0 million of personnel related expenses, $0.9 million of consulting expenses and $0.8 million in external clinical development, offset by a decrease of $1.5 million of clinical drug product manufacturing costs.

Cost of Goods Sold

Cost of goods sold was $0.2 million reflecting primarily royalties incurred on product sold during the three months ended March 31, 2022.  There was no cost of goods sold during the three months ended March 31, 2021.

Other Expense, Net

Other expense, net for the three months ended March 31, 2022 was $43,000, compared to $1.4 million, for the three months ended March 31, 2021. The change was primarily driven by $1.2 million non-cash expense related to the change in fair value of the convertible promissory notes.

Liquidity and Capital Resources

Overview

As of March 31, 2022 we had $129.8 million of cash and cash equivalents. Based on our current plans, we believe our existing cash and cash equivalents will enable us to conduct our planned operations into 2024.

We have incurred net losses in each year since inception and as of March 31, 2022, we had an accumulated deficit of $156.5 million. Our net losses were $13.9 million and $5.5 million for the three months ended March 31, 2022 and 2021, respectively. These losses have resulted principally from costs incurred in connection with research and development activities, general and administrative costs associated with our operations, and costs associated with the Merger. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including identifying and designing product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of our lead product candidates, seek to expand our pipeline and operate as a public company.

From inception through March 31, 2022, we received funding of $25.4 million from our initial seed financing and the sale of Series A convertible preferred stock, $9.1 million from the issuance of convertible promissory notes, $145.4 million, net from the PIPE Financing in connection with the Merger and $29.7 million of cash assumed in the Merger.

On March 17, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an “at the market offering” pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar value of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement.

The shares of our common stock to be offered and sold under the Sales Agreement will be issued and sold pursuant to our shelf registration statement on the Form S-3 (File No. 333-255129), which was filed with the SEC on April 8, 2021 and which became effective on April 15, 2021. We filed a prospectus supplement with the SEC on March 21, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement.

As of March 31, 2022, no shares of common stock had been sold under this Sales Agreement. The shelf registration statement allows us to sell from time to time up to $150.0 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings. The shelf registration statement is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

The following table presents our cash flows for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(19,415)	$10,563
Net cash used in investing activities	(23)	—
Net cash provided by financing activities	298	—
Net (decrease) increase in cash and cash equivalents	$(19,140)	$10,563

Operating Activities

Our cash (used in) provided by operating activities primarily results from our net loss adjusted for non-cash expenses, changes in working capital components, amounts due to contract research organizations to conduct our clinical programs and employee-related expenditures for research and development and general and administrative activities. Our cash flows from operating activities will continue to be affected by spending to advance and support our product candidates in the clinic and other operating and general administrative activities, including operating as a public company.

For the three months ended March 31, 2022, cash used in operating activities was $19.4 million and resulted from (i) our net loss of $13.9 million, partially offset by non-cash adjustments totaling $2.0 million, which was primarily related to share based compensation, depreciation and amortization, and (ii) $7.5 million net decrease in our working capital accounts, primarily driven by an increase in accounts receivable, accounts payable and accrued expenses related to the commercial launch of FYARRO in February 2022.

For the three months ended March 31, 2021, cash provided by operating activities was $10.6 million and resulted from (i) our net loss of $5.5 million, offset by (ii) $1.5 million in non-cash expenses related to interest expense on convertible promissory notes, stock-based compensation expense, lease expense and depreciation and amortization expense and (iii) a $14.6 million net decrease in our working capital accounts due to a $14.0 million payment on accounts receivable pursuant to the EOC License Agreement.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2022 related to purchases of fixed assets. There were no investing activities during the three months ended March 31, 2021.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022 related to exercise of stock options and warrants. There were no financing activities during the three months ended March 31, 2021.

Contractual Obligations and Commitments

In August 2021, we entered into an amendment to extend the lease of our 2,760 square feet of office space in Los Angeles, California. We exercised an option, under our prior lease agreement, to extend the term of the lease for an additional three-year period. Included in the renewal were nine months of rent abatement and a rent escalation clause. Rent expense is being recorded on a straight-line basis. Rent expense related to this lease was $50,000 and $46,000 for the three months ended March 31, 2022 and 2021, respectively.

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

With respect to our obligations under the CVR Agreement, certain events specified in the CVR Agreement needed to occur for us to receive funds, and it was uncertain whether any funds would be received under the CVR Agreement. We did not have any commitment or obligation under the CVR Agreement unless and until funds are received. On April 25, 2022, we received a formal notice of termination from Gossamer Bio, Inc. (“Gossamer”) for the license agreement dated June 24, 2018, as amended (the “Gossamer License Agreement”), that was related to Gossamer’s GB004 product candidate, a legacy product candidate of our predecessor, Aerpio Pharmaceuticals, Inc., after announcing that its Phase 2 SHIFT-UC clinical trial studying GB004 in patients with mild-to-moderate active ulcerative colitis did not meet the primary or secondary endpoints at week 12 and the study was being terminated for lack of treatment benefit. The Gossamer License Agreement will terminate, effective July 24, 2022. We expect to fully impair the intangible asset, of which the Gossamer License Agreement for GB004 is the underlying asset, in the second quarter of 2022. In connection with the termination of the Gossamer License Agreement, the Contingent Value Rights Agreement, dated as of August 26, 2021 (the “CVR Agreement”), pursuant to which the Contingent Value Rights (“CVRs”) were issued to legacy holders of common stock of Aerpio Pharmaceuticals, Inc. immediately prior to the Merger (as defined in Note 1 to the condensed consolidated financial statements), will automatically terminate in accordance with its terms and the CVRs will no longer be eligible for payment under the CVR Agreement and will automatically be cancelled and forfeited without any consideration or payment, in each case effective July 24, 2022.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements.

For a discussion of our critical accounting estimates, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 17, 2022. There have been no material changes to the critical accounting estimates previously disclosed in such report other than those discussed below.

Revenue Recognition – Product Sales

We account for revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customer (“Topic 606”), we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product sales are recorded at the net sales price, which includes provisions for the following allowances which are reflected either as a reduction to the related account receivable or as an accrued liability, depending on how the allowance is settled:

Distribution Fees: Distribution fees include distribution service fees paid to the specialty distributors (“SD”s) and a specialty pharmacy (“SP”) and based on a contractually fixed percentage of the wholesale acquisition cost (“WAC”). Distribution fees are recorded as an offset to product sales based on contractual terms at the time revenue from the sale is recognized.

Rebates: Allowance for rebates include mandated discounts under the Medicaid Drug Rebate Program and TRICARE program. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or statutory requirements. The allowance for rebates is based on contracted or statutory discount rates and expected utilization by benefit plan participants. We estimate for expected utilization of rebates are based on utilization data received from the SDs and SP since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect product sales in the period of adjustment.

Chargebacks: Chargebacks are discounts and fees that relate to contracts with government and other entities purchasing from the SDs and SP at a discounted price. The SDs and SP charge back to us the difference between the price initially paid by the SDs and SP and the discounted price paid to the SDs and SP by these entities. If actual future chargebacks vary from these estimates, we may need to adjust prior period accruals, which would affect product sales in the period of adjustment.

Co-Payment Assistance: We offer co-payment assistance to commercially insured patients meeting certain eligibility requirement. Co-payment assistance is accrued at the time of product sale to the SDs and SP based on estimated patient participation and average co-pay benefit to be paid per a claim. Our estimated amounts are compared to actual program participation and co-pay amounts paid using data provided by third-party administrators. If actual amounts differ from the original estimates the assumptions being applied are updated and adjustment for prior period accruals will be adjusted in the current period.

Product Returns: Consistent with industry practice, we offer the SDs and SP limited product return rights for damages, shipment errors, and expiring product, provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We do not allow product returns for product that has been dispensed to a patient. As we receive inventory reports from the SDs and SP and have the ability to control the amount of product that is sold to the SDs and SP our estimate of future potential product returns is based on the on-hand channel inventory data and sell-through data obtained from the SDs and SP. In arriving at its estimate, we also consider historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

With the recent launch of FYARRO, it will take some time to accumulate historical actual amounts for the allowances described above. Until then, we are currently accruing for estimated allowances based on historical information for similar marketed IV oncology products.

The total amount deducted from gross product sales for the allowances described above for the three months ended March 31, 2022 was $0.4 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this Item.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that were identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

We entered into a collaboration agreement with EOC Pharma (Hong Kong) Limited (“EOC”), and we may form or seek additional strategic alliances or collaborations in the future. Such alliances and collaborations may inhibit future opportunities, or we may not realize the benefits of such collaborations or alliances.

•

We depend on EOC to develop and commercialize FYARRO in Greater China, including the Republic of China, Hong Kong, Macau and Taiwan, and we have limited control over how EOC will conduct development and commercialization activities for FYARRO.

•	Our stock price has been, and is expected to continue to be, volatile.
•

If we fail to attract and retain management and other key personnel, we may be unable to continue to successfully develop or commercialize our product candidates or otherwise implement our business plan.

Risks Related to Our Business, Financial Condition and Capital Requirements

We are an early commercial-stage biopharmaceutical company, have a limited operating history, have not initiated or completed any large-scale clinical trials, and have a single product approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

We are an early commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have a single product, FYARRO, approved for commercial sale by the FDA in November 2021 and we have generated net product sales of $2.3 million for the three months ended March 31, 2022. We continue to incur significant research and development and other expenses related to our ongoing operations. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

To date, we have devoted substantially all of our resources to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, preparing for commercialization of FYARRO, hiring personnel, raising capital and providing general and administrative support for these operations. Our Phase 2 registrational study of our drug FYARRO (nab-sirolimus) (the “AMPECT trial”) for advanced (metastatic or locally advanced) malignant perivascular epithelioid cell tumors (“PEComa”) has been completed. A rolling New Drug Application (an “NDA”) submission for our lead product candidate, FYARRO, was completed in May 2021, and the U.S. Food and Drug Administration (the “FDA”) accepted our NDA in July 2021 and approved FYARRO for the treatment of advanced malignant PEComa in November 2021. Based on the AMPECT trial and emerging data for FYARRO in other solid tumors with tumor-agnostic Tuberous Sclerosis Complex 1 and 2 (“TSC1 & TSC2”) alterations, and following discussions with the FDA, we opened enrollment for our tumor-agnostic registration-directed trial in cancers harboring TSC1 & TSC2 inactivating alterations in the first quarter of 2022. Our other programs are in early clinical research stages.

We have limited experience managing the manufacture of commercial-scale product through a third party and conducting the sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses since our inception, have only recently begun to generate revenue from product sales and have financed our operations principally through private placements of our convertible preferred stock, federal grants and proceeds from licenses. Our net losses were $13.9 million and $5.5 million for the three months ended March 31, 2022 and 2021, respectively. We had an accumulated deficit of $156.5 million as of March 31, 2022, and $142.7 million as of December 31, 2021. These losses have resulted primarily from costs incurred in connection with research and development activities, costs incurred in connection with commercializing FYARRO and general and administrative costs associated with our operations. We have only one product approved for commercial sale which generated net product sales of $2.3 million for the three months ended March 31, 2022, and we continue to incur significant selling, general and administrative expenses as well as research and development expenses related to our ongoing operations. As a result, we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of commercializing FYARRO, research and development, including identifying and designing additional product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for our product candidates. We expect our expenses, and the potential for losses, to increase substantially as we commercialize FYARRO, continue to conduct clinical trials of our product candidates and seek to expand our pipeline. The amount of our future expenses and potential losses is uncertain.

Even if we succeed in commercializing FYARRO for its approved PEComa indication, and if we succeed in receiving regulatory approval for and commercializing one or more of our future product candidates, we expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-

period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our working capital, our ability to fund the commercialization of FYARRO, the development of our other product candidates, our ability to achieve and maintain profitability and the performance of our stock.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates.

We have one product approved for commercialization in the United States, FYARRO, for the treatment of advanced malignant PEComa, which was approved by the FDA in November 2021 and launched commercially in the United States in February 2022. Our ability to generate substantial product sales sufficient to achieve profitability depends on our ability, alone or with strategic collaboration partners, to obtain the regulatory and marketing approvals necessary to commercialize FYARRO in foreign jurisdictions and to successfully complete discovery, development and eventual commercialization of additional indications or one or more of our other current and future product candidates. We do not anticipate generating revenue from product sales significant enough to achieve profitability for the foreseeable future. Our ability to generate future revenue and achieve profitability depends significantly on our ability, or any current or future collaborator’s ability, to achieve several objectives, including, but not limited to:

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

•	completing development activities, including clinical trials for FYARRO for TSC1 & TSC2, successfully and on a timely basis;
•	obtaining additional regulatory and marketing approvals for FYARRO for additional indications;
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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing and planned activities, particularly as we seek additional regulatory approval of FYARRO for additional indications, and the commercialization of FYARRO for its approved indication (PEComa). Our expenses could increase beyond our current expectations if we are required by the FDA, the European Medicines Agency (the “EMA”) or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate, or if there are any delays in any of our clinical trials or the development of any of our product candidates. Other unanticipated costs may also arise. In addition, even if we obtain regulatory approval for any of our other product candidates, including additional indications for FYARRO, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution activities and ongoing compliance activities. We cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of FYARRO for the PEComa indication, or for any other additional indications, if approved, or any other product candidates or other indications we may develop. Upon receiving regulatory approval for FYARRO from the FDA in November 2021, we are only permitted to market or promote FYARRO for the PEComa indication, and not for any other indication, or any other product candidate, in the United States. In addition, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of March 31, 2022, we had $129.8 million in cash and cash equivalents. Based on our current operating plan, we believe that our cash and cash equivalents will enable us to fund our planned operating expenses and capital expenditures into 2024. Our estimate as to how long we expect our cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates
We have only one product which has completed development and obtained regulatory approval by the FDA for a single indication, FYARRO. We are substantially dependent on the success of FYARRO. If we are unable to successfully commercialize FYARRO for the PEComa indication or complete development of, obtain approval for and commercialize FYARRO for one or more other indications in a timely manner, our business will be harmed.

We have only one commercial product that has launched, completed development and been approved by the FDA, FYARRO, our lead product. Our future success is dependent on our ability to successfully commercialize FYARRO, and to timely and successfully obtain regulatory approval for additional indications for FYARRO. We are investing the majority of our efforts and financial resources to commercialize FYARRO for the PEComa indication and in the research and development of FYARRO for multiple additional indications.

In May 2021, we completed the filing of a rolling NDA for FYARRO to the FDA for approval to treat patients with advanced malignant PEComa, and the FDA accepted our NDA in July 2021 and approved FYARRO for advanced malignant PEComa in November 2021. Our NDA was based on results from our AMPECT trial, involving patients for whom there were no approved therapies in the United States. In November 2019, we announced top-line results from the AMPECT trial, including that the study achieved its primary endpoint of objective response rate (the “ORR”) as determined by blinded independent central radiologic review using modified Response Evaluation Criteria in Solid Tumors (“RECIST”). FYARRO will require additional clinical development, expansion of manufacturing capabilities, regulatory approval from foreign regulatory authorities in jurisdictions outside of the United States where we plan to market FYARRO for advanced malignant PEComa and potentially in additional indications, if approved, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote FYARRO for non-PEComa indications, before we receive regulatory approval from the FDA and comparable foreign regulatory authorities, and we may never receive such regulatory approvals.

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
•

the initiation and successful patient enrollment and completion of additional clinical trials of FYARRO on a timely basis, including the registration-directed Phase 2 study (“PRECISION 1”) of FYARRO in patients with tumor-agnostic TSC1 & TSC2 alterations;

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

In addition to advanced malignant PEComa, based on data from the completed AMPECT trial and our ongoing expanded access program, we have initiated a registration-directed tumor-agnostic Phase 2 study, PRECISION 1, of FYARRO in patients with TSC1 & TSC2 alterations. We completed a Type B meeting with the FDA in which we discussed the initial trial design. The PRECISION 1 trial is now open for enrollment in the United States and the first patient in the trial was dosed in March 2022. Our product development costs could increase if we experience delays. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize FYARRO or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on FYARRO and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of additional clinical development of FYARRO include, among other things:

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

An inability by us to timely complete clinical development could result in additional costs to us or impair our ability to generate substantial product sales or development, regulatory, commercialization and sales milestone payments and royalties on product sales.

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

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates other than FYARRO. Prior to initiating clinical trials with our product candidates, we will need to file an IND or similar application to the FDA or regulatory authorities in other jurisdictions. We may not be able to file future INDs for our product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that result in the suspension or termination of clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory clearance for our trials may prevent us from developing our product candidates on a timely basis, if at all. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical studies or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

The success of other product candidates we may develop will depend on many factors, including the following:

•	generating sufficient preclinical data to support the initiation of clinical trials;
•	obtaining regulatory permission to initiate clinical trials;
•	contracting with the necessary parties to conduct preclinical studies and clinical trials;
•	successful enrollment of patients in, and the completion of, clinical trials on a timely basis;
•	the timely manufacture of sufficient quantities of a product candidate for use in clinical trials; and
•	generating sufficient safety and efficacy data to warrant continued development and which are satisfactory to the FDA or any other regulatory authority for marketing approval.

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

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs such as FYARRO. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price (an “ASP”) and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. Nonetheless, FYARRO or any other product candidate we may develop in the future may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for FYARRO or any other product that we may commercialize and, if reimbursement is available, what the level of reimbursement will be.

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

Approval of an NDA is not guaranteed. The approval process is expensive and uncertain and may take several years. The FDA and foreign regulatory entities also have substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Data are subject to varying interpretation and the FDA may not agree that our clinical data support that any of our product candidates are safe and effective for the proposed therapeutic use. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage, and we could encounter problems that require us to repeat or perform additional preclinical studies or clinical trials or generate additional chemistry, manufacturing and controls data, including drug product stability data. The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate, and may ultimately approve the product for narrower indications or with unfavorable labeling that would impede our commercialization of the drug.

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

These and other risks associated with our international operations may compromise our ability to achieve or maintain profitability

The preclinical studies and clinical trials for FYARRO or any other product candidates that we may develop in the future may not demonstrate safety and efficacy to the satisfaction of the FDA, EMA or other comparable foreign regulatory authorities or otherwise produce positive results, which would prevent, delay, or limit the scope of development, regulatory approval and commercialization.

Before obtaining regulatory approval from the EMA or other foreign regulatory authorities for the sale of FYARRO for advanced malignant PEComa or any additional indications that we may seek approval for, or other product candidates when approved, we, among other requirements, must complete preclinical development and extensive clinical trials to demonstrate with substantial evidence the safety and efficacy of such product or other product candidates. Each product or product candidate must demonstrate an adequate risk versus benefit profile in our intended patient population and for our intended use. Drug product must also be manufactured and tested in accordance with regional regulatory requirements which may differ from region to region. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is inherently uncertain. A failure of one or more preclinical studies or clinical trials can occur at any stage of the process. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies in the biopharmaceutical industry that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their products. Our current or future clinical trials may not ultimately be successful or support further clinical development of FYARRO or any other product candidates we may develop in the future.

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

FYARRO or any other product candidates that we may develop in the future may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that could delay or prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

If FYARRO or any other product candidates that we may develop in the future is associated with serious adverse events or other undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to conduct additional studies to further evaluate the product candidates’ safety, interrupt, delay or abandon their development or halt clinical trials or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment- related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in a more restrictive label, delay or denial of regulatory approval or potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate, could substantially increase the costs of commercializing our product(s) and significantly impact our ability to successfully commercialize our product(s) and generate revenues, and may harm our business, financial condition and prospects significantly. For example, in our AMPECT trial of FYARRO, most treatment-related adverse events were mild or moderate, with the most commonly reported adverse events being anemia, edema, infections, mucositis, pain, nail changes, vomiting, thrombocytopenia, hypertension and nausea. Treatment-related adverse events in our other oncology and PAH trials of FYARRO included thrombocytopenia, diarrhea, fatigue, mucosal inflammation, nausea, anemia, and rash. Additionally, in our first- in-human study of FYARRO in solid tumors, one patient died of dyspnea which was deemed possibly related to FYARRO.

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

Results from early preclinical studies and clinical trials of FYARRO or our other product candidates that we may develop in the future are not necessarily predictive of the results of later preclinical studies and clinical trials of our product candidates. If we cannot replicate the results from our earlier preclinical studies and clinical trials of our product candidates in our later preclinical studies and clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Any results from early preclinical studies and clinical trials of FYARRO or our product candidates that we may develop in the future may not necessarily be predictive of the results from later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies and clinical trials of our product candidates according to our current development timeline, the results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. The preliminary data is based on a preliminary analysis of then available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report tumor responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

Lack of efficacy, adverse events, undesirable side effects or other adverse results may emerge in clinical trials conducted by third parties investigating our approved product or the same product candidates as us in different territories for the same or different indications. For example, pursuant to the exclusive license agreement (the “EOC License Agreement”) with EOC for the development and commercialization of FYARRO in Greater China, including the Republic of China, Hong Kong, Macau and Taiwan (collectively, the “EOC Territory”), EOC has been granted the right to develop and commercialize the same compounds licensed to us, as specified in the EOC License Agreement, including FYARRO, in the EOC Territory and, subject to certain restrictions, to collaborate with others for such development and commercialization. We do not have control over EOC’s clinical trials or development program, and adverse findings from or EOC’s conduct of clinical trials could adversely affect our development and commercialization of FYARRO or the viability of FYARRO as a product candidate. We may be required to report EOC’s adverse events or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease further development of FYARRO.

If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Orphan indications, in particular, have small populations, and it may be difficult for us to locate and enroll sufficient patients in trials for orphan-designated indications. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to identify and enroll eligible patients for clinical trials may be limited or may result in slower enrollment than we anticipate. For instance, patients for our trials for the TSC1 & TSC2 study are screened using genomic information to identify alterations in the TSC1 & TSC2 genes and utilizing such criteria and/or certain highly specific criteria related to the cancer sub-types may limit patient populations eligible for our clinical trials. In particular, because we are focused on patients with specific genetic alterations for certain of our development programs, our ability to enroll eligible patients may be limited or may result in slower enrollment than anticipated. For example, with respect to FYARRO, we cannot be certain how many patients will harbor the TSC1 & TSC2 alterations that FYARRO is designed to target or that the number of patients enrolled for each alteration will suffice for regulatory approval and inclusion of each such alteration in the approved label. We may also engage third parties to develop companion diagnostics for use in our clinical trials, but such third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying patients with the targeted genetic alterations for our clinical trials. If our strategies for patient identification prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for FYARRO.

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

We are currently focusing our resources and efforts on developing and commercializing FYARRO for particular indications. As a result, because we have limited financial and managerial resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Failure to properly assess potential product candidates could result in our focus on product candidates with low market potential, which would harm our business, financial condition, results of operations and prospects. Our spending on current and future research and development activities for FYARRO and other programs may not yield any commercially viable drugs. If we do not accurately evaluate the completed clinical trial data, likelihood of future clinical trial success, commercial potential or target markets for FYARRO or any of our other product candidates that we may develop in the future, we may relinquish valuable rights to that product candidate or program through collaboration, licensing or other strategic or royalty arrangements in cases in which we would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. To date, the COVID-19 pandemic has caused significant disruptions to the United States and global economy. Further, infections and deaths related to COVID-19 are disrupting certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially adversely affect the development and study of our product candidates. The COVID-19 pandemic caused us to modify business practices (including but not limited to curtailing or modifying employee travel and participation in meetings, events, and conferences, and curtailing or modifying our clinical trials). For example, we have experienced, and continue to experience, some clinical development disruptions due to the pandemic, including closures at certain lab facilities, which have led, and continue to lead, to longer than anticipated clinical development times. In addition, our clinical trials have been, and may continue to be, affected by the closure of offices, or country borders, among other measures being put in place around the world. Restrictions on the ability to travel and conduct face-to-face meetings, as well as constraints surrounding hospital resources, infrastructure, staff and other resources, can also make it more difficult to enroll new patients in ongoing or planned clinical trials.

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

The extent of the impact of the COVID-19 pandemic on our future liquidity and operational performance will depend on certain developments, including the duration and spread of further outbreaks, the availability, acceptance and effectiveness of vaccines, the impact on our clinical trials, patients, and collaboration partners, and the effect on our suppliers.

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

We submitted a Section 505(b)(2) NDA to the FDA in May 2021 for FYARRO for the treatment of advanced malignant PEComa, and the FDA approved the NDA in November 2021. We may not be successful in obtaining FDA approval under 505(b)(2) regulatory pathway for other indications or product candidates that we may develop.

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

We may be unable to obtain United States approval for FYARRO for additional indications or other product candidates that we may develop in the future or foreign regulatory approval for FYARRO or other product candidates that we may develop in the future and, as a result, may be unable to commercialize FYARRO or other product candidates and our business will be substantially harmed.

FYARRO and the other product candidates that we may develop in the future are and will continue to be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug can be approved for marketing. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. we cannot provide any assurance that any product candidate we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.

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

The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for FYARRO for additional indications or other product candidates that we may develop, we will be unable to generate product revenue, and our business will be substantially harmed.

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

If we are found to have improperly promoted off-label uses of FYARRO or any other product candidate that we may develop in the future, if approved, we may become subject to significant liability. The FDA and other regulatory agencies, including the U.S. Department of Justice, strictly regulate the post-approval marketing and promotional claims that may be made about prescription products, such as for FYARRO. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. As such, we may not promote our products for indications or uses for which they do not have approval. For example, physicians may, in their practice of medicine, use drug products for their patients in a manner that is inconsistent with the approved label. If we, or any of our contractors or agents acting on behalf of us, are found to have promoted such off-label uses, we may become subject to significant liability. The United States federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of FYARRO and any other product candidate that we may develop in the future, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

In March 2022 and October 2018, we announced that the FDA granted Fast Track designation for FYARRO for the investigation of the treatment of adult and adolescent patients with TSC1 & TSC2 alterations and of patients with advanced malignant PEComa, respectively. While the FDA granted us Priority Review of our NDA for FYARRO in patients with advanced malignant PEComa, there is no guarantee that this Fast Track designation for the TSC1 & TSC2 alterations will qualify for or that we will be able to take advantage of the expedited review procedures or that we will ultimately obtain regulatory approval of FYARRO in other indications. Even though we received this Fast Track designation in the past, we may not experience a faster development process, review or approval compared to conventional FDA procedures for other indications for FYARRO. We may also seek Fast Track designation for additional cancer indications or other diseases, and we may not be successful in securing such additional designation or in expediting development if such designations were received. Even if we receive Fast Track designation for additional cancer indications, the FDA may withdraw such Fast Track designation if it believes that the Fast Track designation is no longer supported by data from our clinical development program.

Fast Track designation is designed to facilitate the development and expedite the review of therapies intended for the treatment of a serious or life-threatening condition which demonstrate the potential to address unmet medical needs for the condition. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. If FYARRO for the investigation for the treatment of TSC1 & TSC2 alterations, or FYARRO for any other indication or any other product candidates that we may develop in the future that receives Fast Track designation, does not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. The FDA may withdraw any Fast Track Designation at any time. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures and we may not experience a faster development process, review or approval compared to conventional FDA procedures.

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

We may not be able to obtain orphan drug exclusivity for FYARRO in additional indications or for our product candidates that we may develop in the future, and even if we do, that exclusivity may not prevent the FDA from approving other competing products.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of FYARRO for advanced malignant PEComa outside the United States and for any additional indications that we may seek approval for, or any of our product candidates that we may develop in the future. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained, and we may not achieve or sustain profitability.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for FYARRO or any other product candidates that we may develop if the future, if approved, and accordingly, our financial operations.

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

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require a pharmaceutical manufacturer to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 (“Right to Try Act”), was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new product candidates that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its products available to eligible patients as a result of the Right to Try Act.
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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other jurisdictions. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our product candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the United States government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products as well as routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and based on updated guidance issued in May 2021, FDA continues to conduct mission-critical inspections on a case-by-case basis, or, where possible to do so safely, has, since July 2020, resumed prioritized domestic inspections, which generally include pre-approval, pre-license, surveillance, and for-cause inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA indicated that it will consider alternative methods for inspections and exercise discretion on a case-by-case basis to approve products based on a desk review, if a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities on a timely basis, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Further, with rising international trade tensions or sanctions, our business may be adversely affected following new or increased tariffs that result in increased global clinical trial costs as a result of international transportation of clinical drug supplies, as well as the costs of materials and products imported into the United States. Tariffs, trade restrictions or sanctions imposed by the United States or other countries, including as a result geopolitical tension, such as a deterioration in the relationship between the United States and China or escalation in conflict between Russia and Ukraine, including any additional sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries against governmental or other entities in Russia, could increase the prices of our and our collaboration partners’ drug products, affect our and our collaboration partners’ ability to commercialize such drug products, or create adverse tax consequences in the United States or other countries. As a result, changes in international trade policy, changes in trade agreements and the imposition of tariffs or sanctions by the United States or other countries could materially adversely affect our results of operations and financial condition.

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

If we are unable to successfully establish and maintain sales or marketing capabilities or enter into agreements with third parties to sell or market FYARRO for advanced malignant PEComa or any additional indications that we may seek approval for, or other product candidates when approved, we may not be able to successfully sell or market our product candidates that obtain regulatory approval.

In order to commercialize FYARRO for advanced malignant PEComa or any additional indications that we may seek approval for, or any other product candidate that we may develop in the future, if approved, we must build and maintain marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our product(s). There are risks involved with establishing and maintaining both our own commercial capabilities and entering into arrangements with third parties to perform these services and we may not be successful in accomplishing these required tasks, which may negatively impact the successful commercialization of our product(s), including FYARRO for advanced malignant PEComa, for example.

Establishing and maintaining an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates that we obtain approval to market will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of any of our product candidates that we obtain approval to market, if we do not have arrangements in place with third parties to provide such services on our behalf. If the commercial launch of a product candidate for which we recruit a sales team and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration and such arrangements may prove to be less profitable than commercializing the product on its own. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product sales will suffer, and we may incur significant additional losses.

In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2022, we had 54 full-time employees, including 34 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of FYARRO for additional indications and any other product candidates that we may develop in the future or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize FYARRO and other product candidates that we may develop in the future and, accordingly, may not achieve our research, development and commercialization goals.

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

Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security incident were to result in a loss, destruction or alteration of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/ or international privacy and security laws.

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

Our ability to utilize our net operating loss (“NOL”) carryforwards and certain other tax attributes to offset future taxable income may be limited.

Our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under United States tax law. Our NOLs generated in tax years beginning before January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable United States federal tax law, and therefore could expire unused. Under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of our current year taxable income. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year carryback and twenty-year carryforward period. It is uncertain if and to what extent various states will conform to the Tax Act. As of December 31, 2021, after consideration of the NOLs that have been estimated to expire unused under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), we had federal NOL carryforwards of approximately $150.9 million, $44.3 million of which will begin to expire in 2030, the remaining $106.6 million of federal NOL carryforwards do not expire. We also have available California NOL carryforwards of approximately $44.4 million as of December 31, 2021, which begin to expire in 2037.

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We have experienced such ownership changes in the past, including as a result of the Merger and the PIPE Financing, and we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which are outside our control. As of December 31, 2021, we have completed a Code Section 382 analysis through the date of the Merger. Ownership changes were identified that will result in annual limitations on future utilization of NOL and research and development credit carryforwards. To the extent such limitations will cause NOL and research and development credit carryforwards to expire unused, these tax attributes have been removed from our deferred tax asset. Our ability to utilize our NOLs and certain other tax attributes could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

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

A variety of risks associated with marketing FYARRO or any product candidates that we may develop in the future, if approved, internationally could materially adversely affect our business.

We may seek regulatory approval of FYARRO or any of our product candidates that we may develop in the future outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

Although we own or license eleven (11) issued patents in the United States, we cannot be certain that the claims in our other United States pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (the “USPTO”), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patent will not be found invalid or unenforceable if challenged.

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

Although no third party has asserted a claim of patent infringement against us as of the date of this Quarterly Report, others may hold proprietary rights that could prevent FYARRO or our product candidates from being marketed. For example, various patent offices periodically grant mode of action patents and a third party may have or obtain a patent with claims covering modes of action relevant to our product or product candidates. While these mode of action patents may be difficult to enforce, the third party may assert a claim of patent infringement directed at one of our products or product candidates. Any patent-related legal action or any claim relating to intellectual property infringement that is successfully asserted against us claiming damages and seeking to enjoin commercial activities relating to our products or processes could subject us to significant liability for damages, including treble damages and attorney’s fees if it was determined that we willfully infringed, and require us to obtain a license to manufacture or market our product or product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product or product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent or delay us from developing and commercializing our product or product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of our outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product or product candidates and technology.

In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

We may not be successful in obtaining or maintaining necessary rights to our product or product candidates that we may develop in the future through acquisitions and in-licenses.

Because our development programs may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product or product candidates that we may develop in the future. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we choose to enter into such arrangements. We may also be unable to license or acquire third-party intellectual property rights on terms that would be favorable to us or allow us to make an appropriate return on our investment or at all. Even if we are able to obtain a license to intellectual property of interest, we may not be able to secure exclusive rights, in which case others could use the same rights and compete with us. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications or those of our licensors and the enforcement or defense of our issued patents or those of our licensors, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Patent terms may be inadequate to protect our competitive position on our product or product candidates that we may develop in the future for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest United States non-provisional effective filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product or product candidates that we may develop in the future are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to us.

If we do not obtain patent term extension for our product or product candidates that we may develop in the future, our business may be materially harmed.

In January 2022, we filed an application for patent term extension based on the approval of FYARRO. Depending upon the timing, duration and specifics of FDA regulatory approval of our product candidates that we may develop in the future, one or more of our United States patents or those of our licensors may also be eligible for limited patent term restoration under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request or require. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request or require, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We may not be able to protect our intellectual property rights throughout the world.

Although we own, co-own, or have licensed at least eleven (11) issued patents in the United States and pending patent applications in the United States and other countries, filing, prosecuting and defending patents on our product or product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States, assuming that rights are obtained in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. In addition, the statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications and we may not timely file foreign patent applications.

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

We have entered into and will enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, and other third parties. We may become subject to litigation where a third party asserts that we or our employees, consultants or advisors inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product or product candidates and technology. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, which could adversely affect our business.

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

Our rights to develop and commercialize our technology, product and product candidates that we may develop in the future may be subject, in part, to the terms and conditions of licenses granted to us by others.

We have entered into license agreements with third parties and we may enter into additional license agreements in the future with others to advance our research or allow commercialization of our product or product candidates that we may develop in the future. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future.

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

It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to redesign our technology, product, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product or product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, manufacturing methods, product or future methods or product candidates resulting in either an injunction prohibiting our manufacture, sales or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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

The patent protection and patent prosecution for our product and product candidates that we may develop in the future may be dependent on third parties.

While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to our product or product candidates, there may be times when the filing and prosecution activities for patents are controlled by our licensors or collaboration partners, including those licensed to us under our license agreements. If any of our licensors or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our product or product candidates that we may develop in the future, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize our product or those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. We collaborate with other companies and institutions with respect to research and development matters. Also, we rely on numerous third parties to provide us with materials that we use to develop our technology. If we cannot successfully negotiate sufficient ownership, licensing, and/or commercial rights to any invention that result from our use of any third-party collaborator’s materials, or if disputes arise with respect to the intellectual property developed with the use of a collaborator’s materials, or data developed in a collaborator’s study, our ability to capitalize on the market potential of these inventions or developments may be limited or precluded altogether. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for United States-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-United States manufacturers.

Our licensed patent applications may have been or may be in the future supported through the use of United States government funding awarded by the National Institute of Health or the FDA Office of Orphan Products Development and the Army Medical Research and Development Command. Although we do not currently own issued patents or pending patent applications that have been generated through the use of United States government funding, we have licensed, or may acquire or license in the future, intellectual property rights that have been generated through the use of United States government funding or grant. Pursuant to the Bayh-Dole Act of 1980, the United States government has certain rights in inventions developed with government funding. These United States government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (“march-in rights”). The United States government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the United States government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for United States industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States industry may limit our ability to contract with non-United States product manufacturers for products covered by such intellectual property.

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

We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our products and product candidates for preclinical studies and clinical trials under the guidance of members of our organization. In the case of FYARRO, we rely on a single third-party manufacturer, Fresenius-Kabi, LLC (“Fresenius-Kabi”), and currently have no alternative manufacturer in place. On January 13, 2022, we entered into a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product (the “Fresenius Agreement”) with Fresenius-Kabi pursuant to which Fresenius-Kabi will manufacture FYARRO for intravenous use for us, and we will purchase FYARRO as a finished drug product from Fresenius-Kabi, on a purchase-order basis. The Fresenius Agreement will be effective through December 22, 2022 (or such later date as may be agreed between the parties in writing), and we may purchase FYARRO for either clinical or commercial purposes for use in the United States and Canada. The price of FYARRO will be fixed, subject to the ability of Fresenius-Kabi to increase pricing under specified circumstances. We also have an obligation to purchase certain minimum quantities of FYARRO and any failure to purchase those minimum quantities will result in an additional payment from us to Fresenius-Kabi. We have other supply agreements in place for key raw materials used in the manufacture of FYARRO such as for the drug substance sirolimus and for human albumin, which are key ingredients in the drug product. If we were to engage another third-party manufacturer, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a bridging study, that any new manufacturing process will produce FYARRO or any other product candidate we may develop in the future, if approved, according to the specifications previously submitted to the FDA or another regulatory authority. If we were to experience an unexpected loss of supply of FYARRO or any other product candidate that we may develop in the future for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations in commercializing FYARRO for advanced malignant PEComa, or be required to restart or repeat, any pending or ongoing clinical trials for FYARRO in other indications or for any other product candidates we may develop in the future, in a timely manner or on budget. Moreover, if we are unable to keep up with demand for FYARRO, our revenue could be impaired, market acceptance for FYARRO could be adversely affected.

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

•	the termination or nonrenewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;
•	the breach by the third-party contractors of our agreements with them;
•	the failure of third-party contractors to comply with applicable regulatory requirements, including manufacturing drug supply pursuant to strictly enforced cGMPs;
•	the failure of the third-party contractor to manufacture FYARRO or any of our other product candidates that we may develop in the future according to our specifications;
•	the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
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

We rely on a single-source supplier, Fresenius-Kabi for our drug product FYARRO. In January 2022, we entered into the Fresenius Agreement, which is effective through December 22, 2022 (or such later date as may be agreed between the parties). We also have supply agreements in place for key raw materials used in the manufacture of FYARRO such as for the drug substance sirolimus and for human albumin, which are key ingredients in the drug product. Our suppliers could discontinue the manufacturing or supply of FYARRO at any time. We do not carry a significant inventory of FYARRO or our key raw materials used in the manufacture of FYARRO. Our suppliers may not be able to meet our demand for their products, either because of acts of nature, the nature of our agreements with those manufacturers or our relative importance to them as a customer, and our manufacturers may decide in the future to discontinue or reduce the level of business they conduct with us either entirely or for a particular territory. The loss of any of the foregoing would require significant time and effort to locate and qualify an alternative source of supply. We currently rely on a single company for such manufacturing for FYARRO. Any contractual disputes between us and such manufacturer, the termination of the Fresenius Agreement or loss of manufacturing ability by such manufacturer could similarly require significant time, effort and expense to locate and qualify an alternative source of manufacturing, which could materially harm our business.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We entered into a license agreement with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, now Bristol-Myers Squibb Company (“Celgene”) pursuant to which we have licensed exclusive global rights to intellectual property and know-how related to FYARRO (the “Celgene License”). We are required to use commercially reasonable efforts or diligent efforts to commercialize products based on the licensed rights and to pay certain royalties based off our net sales, certain sublicense fees (such as with respect to our license agreement with EOC) and certain other fees. We may not meet these requirements, which could result in a loss or termination of any rights under such agreements. Any termination of these licenses will result in the loss of significant rights and will restrict our ability to commercialize FYARRO.

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

We do not have the ability to independently conduct all of our preclinical studies and clinical trials. We currently rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct, supervise and monitor our current or planned preclinical studies and clinical trials of FYARRO for additional indications, and we expect to continue to rely upon third parties to conduct additional preclinical studies and clinical trials of FYARRO for additional indications and other product candidates we may develop in the future. We enter into agreements with third parties that have a significant role in the conduct of our preclinical studies and clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the conduct of such third party, the amount or timing of resources that any such third party will devote to our preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. The third parties we rely on for these services may also (i) have staffing difficulties, (ii) fail to comply with contractual obligations, (iii) experience regulatory compliance issues, (iv) undergo changes in priorities or become financially distressed, or (v) have relationships with other entities, some of which may be our competitors, which may draw time and resources from our development programs. The third parties with whom we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies and clinical trials being delayed or unsuccessful. Some of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements with a third party, this would delay our drug development activities.

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

•	EOC may fail to manufacture FYARRO in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand;
•

there may be disputes between us and EOC, including disagreements regarding the EOC License Agreement with us, that may result in (1) the delay of (or prevent entirely) the achievement of development, regulatory and commercial objectives that would result in milestone payments, (2) the delay or termination of the development or commercialization of FYARRO in the EOC Territory, costly litigation or arbitration that diverts our management’s attention and resources, and/or

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

From time to time, we evaluate various acquisition opportunities and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;
•	the assumption of additional indebtedness or contingent liabilities;
•	the issuance of our equity securities;
•	assimilation of operations, intellectual property, and products of an acquired company, including difficulties associated with integrating new personnel;
•	the diversion of our management’s attention from our existing programs and initiatives in pursuing such a strategic transaction;
•	retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;
•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
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

•	we may grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•	collaborators may not properly obtain, maintain, defend or enforce our intellectual property rights

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

General Risks

Our stock price is volatile.

The market price of our common stock could be subject to significant fluctuations. From the completion of the Merger through March 31, 2022, the market price for our common stock ranged from a low of $15.70 to a high of $32.99. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for FYARRO in other indications or for any other product candidates that we may develop in the future, and delays or failures to obtain such approvals;
•	the failure of FYARRO or any product candidates that we may develop in the future, if approved for marketing and commercialization, to achieve commercial success;
•	any inability to obtain adequate supply of FYARRO or any of our product candidates that we may develop in the future or the inability to do so at acceptable prices;
•	the entry into, or termination of, key agreements, including key licensing, supply or collaboration agreements;
•	adverse regulatory authority decisions;
•

the initiation of material developments in, or conclusion of, disputes or litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;

•	changes in laws or regulations applicable to FYARRO or any of our product candidates that we may develop in the future;
•	the results of current, and any future, nonclinical or clinical trials of FYARRO or any of our product candidates that we may develop in the future;
•	announcements by commercial partners or competitors of new commercial products, clinical progress (or the lack thereof), significant contracts, commercial relationships, or capital commitments;
•	failure to meet or exceed financial and development projections we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•

general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including deteriorating market conditions due to investor concerns regarding inflation and hostilities between Russia and Ukraine;

•	adverse publicity relating to our markets, including with respect to other products and potential products in such markets;

•	the introduction of technological innovations or new therapies competing with our products and potential products;
•	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	the loss of key employees;
•	significant lawsuits, including patent or stockholder litigation;
•	if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our business and stock;
•	changes in the market valuations of similar companies;
•	general and industry-specific economic conditions potentially affecting our research and development expenditures;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	changes in the structure of health care payment systems;
•	adverse regulatory decisions;
•	trading volume of our common stock; and
•	period-to-period fluctuations in our financial results.

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

We must maintain effective internal control over financial reporting, and if we are unable to do so, the accuracy and timeliness of our financial reporting may be adversely affected, which could have a material adverse effect on our business and stock price.

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

Following the recently completed Merger, we have incurred and expect to continue to incur significant additional legal, accounting and other expenses as a publicly-traded company that we did not incur as a privately held company, including costs associated with public company reporting requirements. The obligations of being a public company in the United States require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Nasdaq listing requirements. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. For example, some of our management have not previously managed and operated a public company. Thus, our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems. In addition, these rules and regulations may also make it difficult and expensive for us to obtain and maintain director’s and officer’s liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers, which may adversely affect investor confidence in and could cause our business or stock price to suffer.

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

Our results of operations could be adversely affected by war, terrorism, geopolitical uncertainties, other business interruptions, and by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. In the event of prolonged business interruptions due to geopolitical events, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume our business or clinical operations. We have no operations in Russia, Belarus or Ukraine, but we do not and cannot know if the current uncertainties in these geopolitical areas, which are unfolding in real-time, may escalate and result in broad economic and security conditions or rationing of medical supplies, which could limit our ability to conduct clinical trials outside the United States or result in material implications for our business. In addition, our insurance policies typically contain a war exclusion of some description and we do not know how our insurers are likely to respond in the event of a loss alleged to have been caused by geopolitical uncertainties. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We are a “smaller reporting company” under applicable securities regulations. A smaller reporting company is a company that, as of the last business day of its most recently completed second fiscal quarter, has (i) an aggregate market value of the company’s voting stock held by non-affiliates, or public float, of less than $250 million or (ii) less than $100 million in revenue and less than $700 million in public float. SEC rules provide that companies with a public float of less than $75 million may only sell shares under a Form S-3 shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the public float. If we do not meet this public float requirement, any offering by us under a Form S-3 will be limited to raising an aggregate of one-third of our public float in any 12-month period. In addition, a smaller reporting company is able to provide simplified executive compensation disclosures in its filings and has certain other reduced disclosure obligations in our SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Reduced disclosure in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

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

Provisions in our amended and restated certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, and the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us in certain circumstances. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

Our bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees or our stockholders to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provisions of the DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, our amended and restated certificate of incorporation or our bylaws (including the interpretation, validity or enforceability thereof), or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that these choice of forum provisions do not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. The amended and restated bylaws provide that the federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in the bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our bylaws described above

Our employees may engage in misconduct or other improper activities, including violating applicable regulatory standards and requirements or engaging in insider trading, which could significantly harm our business.

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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2021).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2021).

10.1*#	Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, dated as of January 13, 2022, by and between the Company and Fresenius Kabi, LLC.

10.2

Sales Agreement, dated as of March 17, 2022, by and between the Company and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2022).

21.1*	List of Subsidiaries of the Company

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
*	Filed herewith.
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

AADI BIOSCIENCE, INC.

Date: May 12, 2022	By:	/s/ Scott Giacobello
Scott Giacobello
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)