Form 10-Q
period 2022-06-30
Aadi Bioscience, Inc.
filed 2022-08-10
CIK 1422142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-38560
______________________________________
AADI BIOSCIENCE, INC.
(Exact Name of Registrant as Specified in its Charter)
______________________________________

Delaware	61-1547850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17383 Sunset Boulevard Suite A250 Pacific Palisades, California	90272
(Address of principal executive offices)	(Zip Code)
(424) 744-8055 (Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
______________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2022, the registrant had 21,016,833 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
AADI BIOSCIENCE, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)
(Unaudited)

	June 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$118,737	$148,989
Accounts receivable, net	2,063	—
Inventory	727	—
Prepaid expenses and other current assets	2,808	2,283
Total current assets	124,335	151,272
Property and equipment, net	357	57
Operating lease right-of-use assets	1,653	557
Intangible asset, net	—	3,811
Other assets	2,291	2,213
Total assets	$128,636	$157,910

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,619	$6,439
Accrued liabilities	8,653	8,703
Operating lease liabilities, current portion	324	131
Total current liabilities	12,596	15,273
Other liabilities	109	—
Operating lease liabilities, net of current portion	1,444	474
Due to licensor (Note 6)	5,757	5,757
Total liabilities	19,906	21,504
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 21,016,833 and 20,894,695 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	283,539	279,089
Accumulated deficit	(174,811)	(142,685)
Total stockholders’ equity	108,730	136,406
Total liabilities and stockholders’ equity	$128,636	$157,910
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share data and earnings per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue
Product sales, net	$3,437	$—	$5,744	$—
Grant revenue	—	—	—	120
Total revenue	3,437	—	5,744	120
Operating expenses
Selling, general and administrative	10,006	830	19,154	1,393
Research and development	7,726	3,045	14,519	6,689
Cost of goods sold	341	—	520	—
Impairment of acquired contract intangible asset	3,724	—	3,724	—
Total operating expenses	21,797	3,875	37,917	8,082
Loss from operations	(18,360)	(3,875)	(32,173)	(7,962)
Other income (expense)
Change in fair value of convertible promissory notes	—	2,371	—	1,206
Gain upon extinguishment of debt	—	196	—	196
Interest income	158	1	171	1
Interest expense	(58)	(227)	(115)	(451)
Total other income, net	100	2,341	56	952
Loss before income tax expense	(18,260)	(1,534)	(32,117)	(7,010)
Income tax expense	(9)	(2)	(9)	(2)
Net loss	$(18,269)	$(1,536)	$(32,126)	$(7,012)
Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(0.60)	$(1.53)	$(2.76)
Weighted average number of common shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	20,970,459	2,542,358	20,942,804	2,542,358
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Amounts in thousands, including share amounts)
(Unaudited)

	For the Three and Six Months Ended June 30, 2022
					Stockholders' Equity
	Series Seed Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Par Value
Balance at January 1, 2022	—	$—	—	$—	20,895	$2	$279,089	$(142,685)	$136,406
Share-based compensation expense	—	—	—	—	—	—	1,781	—	1,781
Issuance of common stock upon exercise of warrants	—	—	—	—	7	—	54	—	54
Issuance of common stock upon exercise of stock options	—	—	—	—	40	—	244	—	244
Net loss	—	—	—	—	—	—	—	(13,857)	(13,857)
Balance at March 31, 2022	—	—	—	—	20,942	2	281,168	(156,542)	124,628
Share-based compensation expense	—	—	—	—	—	—	2,235	—	2,235
Issuance of common stock upon exercise of stock options	—	—	—	—	75	—	136	—	136
Net loss	—	—	—	—	—	—	—	(18,269)	(18,269)
Balance at June 30, 2022	—	$—	—	$—	21,017	$2	$283,539	$(174,811)	$108,730

	For the Three and Six Months Ended June 30, 2021
					Stockholders' Equity (Deficit)
	Series Seed Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Par Value
Balance at January 1, 2021	734	$—	7,212	$1	2,542	$1	$20,161	$(32,595)	$(12,432)
Share-based compensation expense	—	—	—	—	—	—	36	—	36
Net loss	—	—	—	—	—	—	—	(5,476)	(5,476)
Balance at March 31, 2021	734	—	7,212	1	2,542	1	20,197	(38,071)	(17,872)
Share-based compensation expense	—	—	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	—	(1,536)	(1,536)
Balance at June 30, 2021	734	$—	7,212	$1	2,542	$1	$20,236	$(39,607)	$(19,369)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(32,126)	$(7,012)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of acquired contract intangible asset	3,724	—
Share-based compensation expense	4,016	75
Change in fair value of convertible promissory notes	—	(1,206)
Non-cash interest expense	115	451
Gain upon extinguishment of debt	—	(196)
Non-cash lease expense	157	89
Depreciation and amortization expense	101	4
Changes in operating assets and liabilities:
Accounts receivable	(2,063)	14,149
Inventory	(727)	—
Prepaid expenses and other current assets	(524)	(111)
Other non-current assets	284	—
Operating lease liability	(90)	(88)
Accounts payable and accrued liabilities	(3,111)	1,223
Other liabilities	109	—
Net cash (used in) provided by operating activities	(30,135)	7,378
Cash flows from investing activities:
Purchases of property and equipment	(264)	—
Deferred acquisition costs paid	—	(157)
Net cash used in investing activities	(264)	(157)
Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	380	—
Issuance of common stock upon exercise of warrants	54	—
Deferred offering costs paid for financing	(223)	(1)
Net cash provided by (used in) financing activities	211	(1)
Net (decrease) increase in cash, cash equivalents and restricted cash	(30,188)	7,220
Cash, cash equivalents and restricted cash at beginning of year	148,989	4,455
Cash, cash equivalents and restricted cash, June 30, 2022 and 2021	$118,801	$11,675

Supplemental disclosure of cash flow information:
Interest paid during the period	$115	$—
Taxes paid during the period	$9	$—
Supplemental disclosure of non-cash activities:
Deferred transaction costs included in accounts payable and accrued liabilities	$75	$151
Accrued property and equipment	$51	$—
Operating lease liability arising from obtaining right-of-use asset	$1,210	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Nature of Organization and Operations
Aadi Bioscience, Inc. (together with its subsidiaries, the “Company” or “Aadi”) is a biopharmaceutical company focused on developing and commercializing precision therapies for genetically defined cancers with alterations in mTOR pathway genes. Aadi’s lead drug product, FYARRO®, is a form of sirolimus bound to albumin. Sirolimus is a potent inhibitor of the mTOR biological pathway, the activation of which pathway can promote tumor growth, and inhibits downstream signaling from mTOR. In November 2021, the U.S. Food and Drug Administration (the “FDA”) approved FYARRO sirolimus protein-bound particles for injectable suspension (albumin-bound) for the treatment of adult patients with locally advanced unresectable or metastatic malignant perivascular epithelioid cell tumor (“PEComa”). On February 22, 2022, Aadi launched FYARRO in the United States for treatment of advanced malignant PEComa. FYARRO is licensed to Aadi by Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, now Bristol Myers Squibb Company (“Celgene”), for all therapeutic areas including oncology, cardiovascular, and metabolic related diseases.
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
Contingent Value Rights and Contingent Value Rights Agreement
In connection with the Merger, the Company entered into a Contingent Value Rights Agreement, dated as of August 26, 2021 (the “CVR Agreement”), with a legacy director of the Company, as Holder Representative (as defined in the CVR Agreement), and American Stock Transfer & Trust Company, LLC, as Rights Agent (as defined in the CVR Agreement), in accordance with the terms of the Merger Agreement. The CVR Agreement entitles each holder of Aerpio common stock as of immediately prior to the closing of the Merger (each, a “CVR Holder”) to receive one contingent value right (“CVR”) for each outstanding share of the Company common stock held by such CVR Holder as of immediately prior to the closing of the Merger, each representing the right to receive certain net proceeds, if any, derived from the CVR completed during a CVR Payment Period, which means successive six-month periods, prior to the expiration of the CVR Term (as defined in the CVR Agreement), with any potential payment obligations continuing until the earlier of (a) the 20-year anniversary of the Effective Time and (b) the time at which the license agreement dated June 24, 2018, as amended (the “Gossamer License Agreement”) with Gossamer Bio, Inc. (“Gossamer”), the underlying basis for the CVR, has expired or been terminated.
On April 25, 2022, the Company received a formal notice of termination from Gossamer for the Gossamer License Agreement (the “Notice of Termination”), that related to Gossamer’s GB004 product candidate, a legacy product candidate of the Company's predecessor, Aerpio, after Gossamer announced that its Phase 2 SHIFT-UC clinical trial studying GB004 in patients with mild-to-moderate active ulcerative colitis did not meet the primary or secondary endpoints at week 12 and the study was being terminated for lack of treatment benefit. The Gossamer License Agreement terminated effective July 24, 2022.
Based on the Notice of Termination, the Company fully impaired the Gossamer License Agreement intangible asset during the three and six months ended June 30, 2022. In connection with the termination of the Gossamer License Agreement, the CVR Agreement, pursuant to which the CVRs were issued to legacy holders of common stock of Aerpio immediately prior to the Merger, automatically terminated in accordance with its terms and the CVRs were automatically cancelled and forfeited without any consideration or payment, in each case effective July 24, 2022.
PIPE Financing and Subscription Agreement
On May 16, 2021, the Company entered into a subscription agreement (“Subscription Agreement”) with certain investors (the “PIPE Investors”), pursuant to which it would sell shares of its Common Stock concurrently with the closing of the Merger (the “PIPE Financing”). At the closing of the PIPE Financing, the Company entered into a Registration Rights Agreement, dated August 26, 2021 (“Registration Rights Agreement”), with the PIPE Investors. The PIPE Investors purchased an aggregate of 11,852,862 shares of common stock of the Company (the “PIPE Shares”) for an aggregate purchase price of $155.0 million pursuant to the Subscription Agreement (“PIPE Financing”). The aggregate net proceeds for the issuance and sale of the of the PIPE Shares were $145.4 million, after deducting certain expenses incurred that were direct and incremental to the issuance of the PIPE Shares.
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

On March 17, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering prices of up to $75.0 million through Cowen as its sales agent. As of June 30, 2022, no shares of common stock had been sold under this Sales Agreement.
The Company has experienced net losses since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $174.8 million as of June 30, 2022 and net loss of $18.3 million and $32.1 million for the three and six months ended June 30, 2022, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital through the issuance of convertible promissory notes, grant funding, the sale of securities, and proceeds from license agreements.
The Company had cash, cash equivalents and restricted cash of $118.8 million at June 30, 2022. Management believes the Company’s current cash, cash equivalents and restricted cash will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report.
COVID-19
In late 2019, a strain of coronavirus was reported in Wuhan, China and began to spread globally, including to the United States and Europe, in the following months. The World Health Organization has declared COVID-19 to be a global pandemic. The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in travel restrictions and, in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses, and greater uncertainty in global financial markets. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world. Aadi’s clinical trials have been, and may continue to be, affected by the closure of offices, or country borders, among other measures being put in place around the world. Restrictions on the ability to travel and conduct face-to-face meetings, as well as constraints surrounding hospital resources, infrastructure, staff and other resources, can also make it more difficult to enroll new patients in ongoing or planned clinical trials. Any of these circumstances will potentially have a negative impact on the Company's financial results and the timing of its clinical trials.
The COVID-19 pandemic has caused the Company to modify business practices (including but not limited to curtailing or modifying employee travel and participation in meetings, events, and conferences, and curtailing or modifying its clinical trials), and may take further actions as may be required by government authorities or that are determined to be in the best interests of the Company’s employees, patients, and business partners.
The extent of the impact of the COVID-19 pandemic on Aadi’s future liquidity and operational performance will depend on certain developments, including the duration and spread of further outbreaks, the availability, acceptance and effectiveness of vaccines, the impact on the Company's clinical trials, patients, and collaboration partners, and the effect on its suppliers.
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements, and the related disclosures, have been prepared in accordance with GAAP and Securities and Exchange Commission (“SEC”) regulations and, in the opinion of management include all adjustments necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows for each period presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). All adjustments are of a normal recurring nature. The Company’s condensed consolidated financial statements are stated in U.S. dollars.
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

Also on August 26, 2021, and immediately prior to the closing of the Merger, the Company effected the Reverse Stock Split. Accordingly, all share and per share amounts for the period presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split. Unless otherwise noted, all references to shares of the Company’s common stock and per share amounts have also been adjusted to reflect the Exchange Ratio.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. In the opinion of management, all adjustments that are considered necessary for fair presentation have been included. The most significant estimates in the Company’s condensed consolidated financial statements relate to fair value of the intangible asset, fair value of the convertible promissory notes, gross-to-net accruals, stock-based compensation expense and accrued research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid marketable securities purchased with original maturities of three months or less at the time of purchase date to be cash equivalents. As of June 30, 2022 and December 31, 2021, cash and cash equivalents included money market investments totaling $111.0 million and $140.0 million, respectively. Restricted cash consists of a letter of credit secured by restricted cash in connection with one of the Company's office leases described in Note 5, and is included in other assets on the condensed consolidated balance sheet. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated statement of cash flows (amounts in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$118,737	$148,989
Restricted cash, non-current	64	—
Total cash, cash equivalents and restricted cash	$118,801	$148,989
Fair Value Option
The Company has elected the fair value option to account for its convertible promissory notes issued. The Company records these convertible promissory notes at fair value with changes in fair value recorded in the statements of operations. As of June 30, 2022, there were no convertible notes outstanding as they were converted to shares of Private Aadi common stock immediately prior to the closing of the Merger.

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
The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and accounts payable are reasonable estimates of their fair value because of the short maturity of these items.
The following table sets forth the recurring fair value of the Company’s financial assets and liabilities, allocated into the Level 1, Level 2 and Level 3 hierarchy that were measured at fair value on a recurring basis (amounts in thousands):

	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$111,023	$—	$—	$111,023

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$140,032	$—	$—	$140,032
(1)Included in cash and cash equivalents in the accompanying balance sheets.
Intangible Asset Impairment
The Company recognized an impairment of the contract intangible asset acquired in connection with the Merger and reduced the contract intangible asset to its estimated fair value which represented a Level 3 fair value measurement as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.
Upon receipt of the Notice of Termination, during the three and six months ended June 30, 2022, the Company impaired the contract intangible asset to its estimated fair value of zero (which represented a Level 3 fair value measurement) based on receipt of the formal notice of termination from Gossamer for the Gossamer License Agreement.
Accounts Receivable, Net
Accounts receivable are recorded net of customer allowances for chargebacks and allowance for doubtful accounts. Allowance for chargebacks is based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. As of June 30, 2022, $0.1 million of customer allowances for chargebacks was recorded. No allowances were recorded as of December 31, 2021.

Inventory
Inventory is stated at the lower of cost or estimated net realizable value. The Company uses actual costing methodology determined on a first-in, first-out method. The Company capitalizes inventory costs associated with its products based upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. Prior to FDA approval of FYARRO, all costs related to the manufacturing of FYARRO were charged to research and development expense in the period incurred, therefore the inventory balance was zero at December 31, 2021. Details of inventory are presented as follows (amounts in thousands).

	June 30, 2022	December 31, 2021
Raw materials	$13	$—
Work in process	144	—
Finished goods	570	—
Total	$727	$—
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
Intangible Asset, Net
The Company’s intangible asset consists of a single asset, the Gossamer License Agreement, assumed in the Merger. The intangible asset is stated at fair value and is amortized using the straight-line method over its estimated useful life of 14.3 years. During the three and six months ended June 30, 2022, the intangible asset's fair value was reduced to zero based on the termination of the Gossamer License Agreement effective July 24, 2022 (see Note 3).
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property, equipment, and the intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. An impairment was recorded for the long-lived intangible asset during three and six months ended June 30, 2022 based on the termination of the Gossamer License Agreement effective July 24, 2022 (see Note 3).
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
Commitments and Contingencies
The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of June 30, 2022 and December 31, 2021.
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
Rebates: Allowance for rebates includes mandated discounts under the Medicaid Drug Rebate Program and TRICARE program. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or statutory requirements. The allowance for rebates is based on contracted or statutory discount rates and expected utilization by benefit plan participants. The Company’s estimates for expected utilization of rebates are based on utilization data received from the SDs and SP since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity. If actual future rebates vary from estimates, the Company may need to adjust prior period accruals, which would affect product sales in the period of adjustment.
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
The total amount deducted from gross product sales for the allowances described above for the three and six months ended June 30, 2022 was $0.6 million and $1.0 million, respectively.
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
Share-Based Compensation
The Company recognizes all stock-based payments to employees, including grants of employee stock options in the condensed consolidated statements of operations based on their fair values. All of the Company’s share-based awards, to employees, non-employees, officers, and directors, are subject only to service-based vesting conditions. The Company estimates the fair value of its stock-based awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Options granted during the year have a maximum contractual term of ten years. Forfeitures are recognized and accounted for as they occur.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive (amounts in thousands):

	Six Months Ended June 30,
	2022	2021
Options to purchase common stock	2,737	449
Warrants to purchase common stock	29	—
Series Seed convertible preferred stock	—	734
Series A convertible preferred stock	—	7,212
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
In 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses” which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model which will be based on an estimate of current expected credit loss; and (ii) provides for recording credit losses on available-for-sale debt securities through an allowance account. The standard also requires certain incremental disclosures. Subsequently, the FASB issued several ASUs to clarify, improve, or defer the adoption of ASU 2016-13. This ASU is effective for fiscal years beginning January 2023. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the Company's financial statements.

3. Intangible Asset
The Company recorded a long-lived contract intangible asset as a result of the Merger, related to the Gossamer License Agreement, which was assumed in the Merger. In accordance with GAAP, for asset acquisitions, the excess purchase price over the fair value of the acquired assets and liabilities was ascribed to the acquired contract intangible asset. Due to the significant excess purchase price being allocated over the fair value of the acquired contract intangible asset, the Company determined that an indicator of impairment was present. The contract intangible asset was assessed for recoverability using an undiscounted cash flow model, which resulted in undiscounted cash flows below the carrying amount. At the Effective Time, the Company recognized an impairment of $74.2 million to bring the carrying amount of the contract intangible asset down to its estimated fair value of $3.9 million. The fair value estimate of the intangible asset relates to contingent cash flows expected from the out-licensing arrangement, of which 90% of any future net cash proceeds will be remitted to CVR Holders and paid through the CVRs. The estimated useful life of the intangible asset is approximately 14.3 years.
On April 25, 2022, the Company received a formal notice of termination from Gossamer for the Gossamer License Agreement, that was related to Gossamer’s GB004 product candidate, a legacy product candidate of the Company's predecessor, Aerpio, after Gossamer announced that its Phase 2 SHIFT-UC clinical trial studying GB004 in patients with mild-to-moderate active ulcerative colitis did not meet the primary or secondary endpoints at week 12 and the study was being terminated for lack of treatment benefit. The Gossamer License Agreement terminated effective July 24, 2022. Based on the termination of the Gossamer License Agreement, the Company fully impaired the intangible asset, $3.7 million, of which the Gossamer License Agreement is the underlying asset, during the three and six months ended June 30, 2022.
Amortization expense was $19,000 and $87,000 for the three and six months ended June 30, 2022, respectively.
The following table shows the amortization expense and impairment of the finite lived intangible asset for the six months ended June 30, 2022 (amounts in thousands):

June 30, 2022
Intangible asset	$3,811
Less amortization	(87)
Impairment of contract intangible	(3,724)
Intangible asset, net	$—
4. Accrued Liabilities
Details of accrued liabilities are presented as follows (amounts in thousands):

	June 30, 2022	December 31, 2021
Accrued bonus	$2,172	$1,465
Accrued clinical	1,597	2,507
Accrued salaries and payroll	1,682	152
Accrued contract manufacturing	1,099	2,287
Accrued professional fees	930	1,948
Accrued other - sales related	771	—
Accrued other	402	344
Total accrued liabilities	$8,653	$8,703
5. Operating Lease
In April 2019, the Company entered into a twenty-eight month facility lease agreement for 2,760 square feet of office space in Pacific Palisades, California (the “Pacific Palisades Lease”). The Pacific Palisades Lease commenced on May 1, 2019, included four months of rent abatement and a rent escalation clause and was set to expire on August 31, 2021. In August 2021, the Company exercised its option to extend the term of the Pacific Palisades Lease for an additional three-year period and entered into an amendment to the lease agreement (the “Pacific Palisades Lease Amendment”). Pursuant to the Pacific Palisades Lease Amendment, the Company and the landlord agreed to extend the term for an additional period of three (3) years and six (6) months, until February 28, 2025, with an option to renew for an additional three (3) years in accordance with the terms of the Pacific Palisades Lease agreement. Included in the Pacific Palisades Lease Amendment were nine months of rent abatement and a rent escalation clause.
In April 2022, the Company entered into a lease agreement for 10,615 square feet of office space in Morristown, New Jersey (the “Morristown Lease”). The Morristown Lease has a term of seventy-three months, unless terminated sooner, and includes rent abatement for the first three months and the forty-seventh and forty-eighth calendar months after lease commencement. Included in the Morristown Lease agreement are fixed rent escalations of approximately 2% on each anniversary year of the lease term.

The following table summarizes information related to the Company’s lease (amounts in thousands):

	June 30, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets	$1,653	$557

Liabilities:
Operating lease liabilities, current	$324	$131
Operating lease liabilities, non-current	1,444	474
Total operating lease liabilities	$1,768	$605
Rent expense is being recorded on a straight-line basis. Rent expense for the three and six months ended June 30, 2022 and 2021 is presented on the following table (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating leases rent expense	$107	$46	$157	$91
Cash paid for leases and included in operating cash flows for the six months ended June 30, 2022 and 2021 is presented on the following table (amounts in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid included in operating cash flows	$90	$91
The future minimum lease payments required under the operating lease as of June 30, 2022, are summarized below (amounts in thousands):

Future Minimum Lease Payments:
2022	$201
2023	489
2024	502
2025	310
2026	230
Thereafter	388
Total minimum lease payments	$2,120
Less: amount representing interest	$(352)
Present value of operating lease liabilities	$1,768
Less: operating lease liabilities, current	$(324)
Operating lease liabilities, non-current	$1,444
Remaining lease term (in years)	4.99
Incremental borrowing rate	7.44%
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
Under the terms of the Celgene License Agreement, Celgene is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. During three and six months ended June 30, 2022, $0.2 million and $0.4 million in royalties were accrued on net product sales recognized during the three and six months ended June 30, 2022, respectively. However, no payments related to milestones were paid during the three and six months ended June 30, 2022 or 2021.
On August 30, 2021, the Company and Celgene entered into Amendment No. 1 (the “Amendment”) to the Celgene License Agreement related to certain intellectual property rights of Celgene pertaining to the compound known as FYARRO. Under the terms of the Amendment, the Company paid Celgene $5.8 million representing 50% of the previously outstanding payment obligation under the terms of the Celgene License Agreement, following the Effective Time of the PIPE Financing. Pursuant to the terms of the Amendment, the remaining previously outstanding payment obligation of $5.8 million, is due on the third anniversary of the Effective Time, or August 26, 2024 plus any accrued and unpaid interest due thereon (“Balloon Payment”). The Balloon Payment shall accrue interest, beginning August 26, 2021 until paid in full, at a rate equal to 4.00% per annum based on the weighted average amount outstanding during the applicable calendar quarter, and interest is payable quarterly in arrears. In addition, the parties agreed to amend the royalty rates payable to Celgene based on net sales of products subject to the Celgene License Agreement.
On December 8, 2020, the Company entered into a license agreement (“EOC License Agreement”) with EOC Pharma (Hong Kong) Limited (“EOC”) under which the Company received $14.0 million in January 2021 in non-refundable upfront consideration as partial payment for the rights and licenses granted to EOC by the Company for the further development and commercialization of FYARRO in the People’s Republic of China, Hong Kong Special Administration Region, Macao Special Administrative Region and Taiwan (the “Licensed Territory”). In accordance with the Celgene License Agreement, the Company is required to pay 20% of all sublicense fees to Celgene. As such, the Company recognized $2.8 million of license expense in the year ended December 31, 2020 and had a corresponding $2.8 million sublicense payable to Celgene on the balance sheet as of December 31, 2020, which was paid during the six months ended June 30, 2021.
During the year ended December 31, 2021, the Company recognized license revenue and received $1.0 million from EOC for achieving the FDA approval milestone on November 22, 2021. In accordance with the Celgene License Agreement, the Company recognized $0.2 million of license expense in the year ended December 31, 2021 and had a corresponding $0.2 million sublicense payable to Celgene on the balance sheet as of December 31, 2021, which was paid in the six months ended June 30, 2022.
EOC License Agreement
In December 2021, the Company entered into the EOC License Agreement with EOC for the further development of ABI-009, now called FYARRO, and commercialization of FYARRO in the Licensed Territory. Under the terms of the agreement, the Company granted to EOC an exclusive, royalty-bearing license to develop and commercialize the product in the Licensed Territory. The term of the EOC License Agreement was set to continue until the expiration of the royalty obligations under the agreement.
On June 27, 2022, the Company received written notice from EOC that EOC elected to terminate the EOC License Agreement, effective immediately, due to alleged material breaches by the Company under such agreement. The Company disagrees with, and continues to dispute, EOC’s allegations of material breach and does not believe that EOC had a right to terminate the EOC License Agreement for material breach, and accordingly believes that the termination of the EOC License Agreement is a termination for convenience. EOC had the right to terminate the agreement for convenience upon 120 days advance written notice. The Company waived such notice period in connection with EOC's termination notice and, as a result, the EOC License Agreement was terminated effective June 27, 2022. Either party had the right to terminate the EOC License Agreement in the event that the other party breaches the agreement and fails to cure the breach, becomes insolvent or challenges certain of the intellectual property rights licensed under the agreement.
The Company assessed the EOC License Agreement and concluded that EOC is a customer and identified the license of ABI-009 provided to EOC as the sole performance obligation. The $14.0 million upfront payment received from EOC is non-refundable and non-creditable and is considered fixed consideration. The Company recognized revenue of $14.0 million in December 2021 when the EOC License Agreement was signed, and the $14.0 million upfront payment was received in January 2021.
The potential milestone payments and royalty payments under the EOC License Agreement were considered variable consideration and were constrained with respect to revenue recognition notification from EOC that the milestone and royalty payments had been achieved.

The Company was eligible to receive an additional $257.0 million in the aggregate upon achievement of certain development, regulatory, and sales milestones, as well as tiered royalties on net sales in the Licensed Territory. Under the terms of the EOC License Agreement, EOC was obligated to fund all research, development, regulatory, marketing and commercialization activities in the defined Licensed Territory. The Company earned $1.0 million in milestone revenue upon achievement of the FDA approval milestone on November 22, 2021. EOC paid the $1.0 million milestone payment in December 2021. In accordance with the Celgene License Agreement, 20% of the $1.0 million payment, or $0.2 million was accrued at December 31, 2021, and paid in January 2022.
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
9. Stockholders’ Equity (Deficit)
Preferred Stock
As of June 30, 2022 and December 31, 2021, under the Company’s certificate of incorporation, as amended and restated, the Company has 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital with no shares outstanding.
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
Common Stock
As of June 30, 2022 and December 31, 2021, the Company had 300,000,000 shares of authorized common stock, par value of $0.0001 per share under the Company's certificate of incorporation, as amended and restated. As of June 30, 2022 and December 31, 2021, the shares of common stock outstanding were 21,016,833 and 20,894,695, respectively.
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
In March 2022, the Company entered into the Sales Agreement with Cowen, with respect to an “at the market offering” program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $75.0 million through Cowen as its sales agent. As of June 30, 2022, no shares of common stock had been sold pursuant to the Sales Agreement.
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
10. Stock-Based Compensation
Stock Option Plan – 2014 Plan (as amended and restated in February 2017, the “Private Aadi Plan”)
In connection with the Merger, the Company assumed the Private Aadi Plan, which was amended and restated in February 2017, and the issued and outstanding stock options under the Private Aadi Plan (the Private Aadi common stock underlying the awards was adjusted for shares of the Company’s common stock pursuant to the Merger Agreement). The Private Aadi Plan allowed for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock unit awards and other stock awards. In connection with the closing of the Merger and the adoption of the 2021 Plan (as defined below), no further awards will be issued under the Private Aadi Plan.
The options that are granted from the Private Aadi Plan are exercisable at various dates as determined upon grant and will expire no more than ten years from their date of grant. The Private Aadi Plan stock options generally vest over a four-year term.
Stock Option Plan – 2011 Plan and 2017 Plan
In connection with the closing of the Merger, the Company assumed the Aerpio 2011 Equity Incentive Plan (the “2011 Plan”) and the Aerpio 2017 Stock Option and Incentive Plan (the “2017 Plan,” and together with the 2011 Plan, the “Prior

Plans”). No new awards will be granted under the Prior Plans effective as of the closing of the Merger and adoption of the 2021 Plan (as defined below).
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
The number of shares available for issuance under the 2021 Plan also will include an annual increase, or the evergreen feature, on the first day of each of the Company’s fiscal years, beginning with the Company’s fiscal year 2022, equal to the least of:
•2,070,784 shares of common stock;
•a number of shares equal to 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year; or
•such number of shares as the board of directors or its designated committee may determine.
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
As of June 30, 2022, zero, 319,260, 101,024 and 2,317,069 shares were outstanding under the 2011 Plan, Private Aadi Plan, 2017 Plan and 2021 Plan, respectively.
The following table summarizes the stock option activity during the six months ended June 30, 2022:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2022	1,749,876	$20.71	8.48	$10,007
Granted	1,209,638	17.11
Exercised	(114,638)	3.31
Expired/cancelled	(107,523)	25.03
Outstanding, June 30, 2022	2,737,353	$19.84	8.93	$2,781
Options exercisable, June 30, 2022	363,851	$9.22	5.21	$2,291
As of June 30, 2022, the aggregate intrinsic value of options outstanding was $2.8 million.
As of June 30, 2022, there was $31.8 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 3.02 years.
As of June 30, 2022, zero and 1,041,078 shares were reserved for issuance under the Private Aadi Plan and 2021 Plan, respectively.

Option Awards
During the three months ended June 30, 2022 and 2021, option awards to purchase an aggregate of 862,938 and 57,889 shares of common stock were granted, respectively.
During the six months ended June 30, 2022 and 2021, option awards to purchase an aggregate of 1,209,638 and 57,889 shares of common stock were granted, respectively.
Compensation Expense Summary
The Company recognized the following compensation cost related to all employee and non-employee stock-based compensation activity for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling, general and administrative	$1,551	$8	$2,652	$19
Research and development	684	31	1,364	56
Total	$2,235	$39	$4,016	$75
The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Accordingly, the weighted-average fair value of the options granted during the six months ended June 30, 2022 and 2021 was $12.08 and $1.96 per share, respectively.
The calculation was based on the following assumptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (years)	5.50 - 6.08	5.08 - 6.25	5.50 - 6.08	5.08 - 6.25
Risk-free interest rate	2.53% - 3.38%	0.90% - 1.08%	1.46% - 3.38%	0.90% - 1.08%
Expected volatility	85.91% - 87.06%	85.21% - 87.88%	85.91% - 87.06%	85.21% - 87.88%
Expected dividend yield	—	—	—	—
In connection with the retirement of an employee of the Company, the Company has modified its previously granted equity awards to continue vesting of 64,436 shares, which would have otherwise been forfeited in May 2022 as a result of such retirement and extended the exercise ability of the former employee’s vested and outstanding options. The incremental stock-based compensation expense was not material for the three and six months ended June 30, 2022.
Warrants to Purchase Common Stock
The Company had warrants outstanding for the purchase of 29,166 and 36,666 shares of the Company’s common stock at June 30, 2022 and December 31, 2021, respectively. These warrants were assumed in the Merger and were issued by Aerpio in October 2019, for the purchase of 40,000 shares (after taking into account the Reverse Stock Split) of the Company’s common stock at an exercise price of $7.29 per share (after taking into account the Reverse Stock Split). These warrants were fully vested as of the date of the Merger and expire on October 24, 2024. During the three and six months ended June 30, 2022, zero and 7,500 warrants were exercised. At the grant date, the fair value of these awards was determined using a Black-Scholes option pricing model.
The number of shares and the exercise price shall be adjusted for standard anti-dilution events such as stock splits, combinations, reorganizations, or issue shares as part of a stock dividend. The warrants meet the criteria to be classified within stockholders’ equity.
11. Employee Stock Purchase Plan
On August 17, 2021, a special meeting of the Company’s stockholders was held to approve the Merger and related matters, at which the Company's stockholders considered and approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Upon approval of the 2021 ESPP by the stockholders, Aerpio’s Amended and Restated 2017 Employee Stock Purchase Plan terminated. An aggregate of 310,617 shares of common stock (after taking into account the Reverse Stock Split) have been reserved and are available for issuance under the 2021 ESPP. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning with the 2022 fiscal year in an amount equal to the least of (i) 310,617 shares of common stock (after taking into account the Reverse Stock Split), (ii) one percent (1%) of the outstanding shares of all classes of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount to be determined by the board of directors or its designated committee no later than the last day of the immediately preceding fiscal year. Shares of common stock issuable under the 2021 ESPP will be authorized, but unissued, or reacquired shares of common stock. If the Company’s capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the 2021 ESPP will be appropriately adjusted. The Company opened enrollment into the ESPP in May 2022.
No shares under the 2021 ESPP are outstanding at June 30, 2022. As a result of the evergreen increase described above, a total of 208,946 shares were added to the 2021 ESPP on January 1, 2022.
12. Income Taxes
The Company recorded income tax expense of $9,000 and $2,000 for the three and six months ended June 30, 2022 and 2021, respectively. The Company’s continues to maintain a full valuation allowance.
13. Commitments and Contingencies
Legal Proceedings
From time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against the Company. In the Request for Arbitration, EOC claims that the Company breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing and clinical development information to EOC. As a result, EOC is seeking monetary damages. The arbitration process is ongoing. The Company intends to defend itself vigorously in this matter and pursue all relief to which the Company is entitled. The Company is unable to estimate the possible loss or range of loss, therefore no amounts have been accrued as of June 30, 2022.
Purchase Commitments
The Company has ongoing contracts with vendors for clinical trials and contract manufacturing. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of $2.7 million and $4.8 million in its condensed consolidated balance sheet for expenditures incurred by clinical and contract manufacturing vendors as of June 30, 2022 and December 31, 2021, respectively.
At June 30, 2022, the Company had one significant contract with Fresenius Kabi that contains specific activities such as non-cancellable commitments, minimum purchase commitments, or binding annual forecasts.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains express or implied forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:
•our ability to maintain regulatory approval for FYARRO® in advanced malignant perivascular epithelioid cell tumors (“PEComa”), or to obtain and maintain regulatory approval for FYARRO in additional indications, or any other product candidates we may develop in the future, and any related restrictions, limitations or warnings in the label of an approved product candidate;
•our plans and potential for success relating to commercializing FYARRO, or any other product candidate that we may develop, if approved;
•our plans related to the further development and manufacturing of FYARRO;
•the timing, scope or likelihood of regulatory filings and approvals for FYARRO for advanced malignant PEComa in foreign jurisdictions and any additional indications we may pursue and any other product candidates we may develop in the future;
•our commercialization, marketing and manufacturing capabilities and strategy;
•the pricing and reimbursement of FYARRO and any other product candidates we may develop in the future, if approved;
•the rate and degree of market acceptance of FYARRO and any other product candidates we may develop in the future, if approved;
•the timing, progress and results of preclinical studies and clinical trials for our programs and product candidates, including the anticipated impact of the COVID-19 pandemic, the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•our ability to recruit and enroll suitable patients in our clinical trials;
•the expectations regarding the beneficial characteristics, safety, efficacy and therapeutic effects of FYARRO and any other product candidates that we may develop in the future;
•our ability to develop and advance product candidates into, and successfully complete, clinical studies;
•the implementation of our business model and our strategic plans for our business;
•our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;
•our ability to contract with and rely on third parties to assist in conducting our clinical trials and manufacturing FYARRO and any other product candidates we may develop in the future;
•the size and growth potential of the markets for FYARRO and any other product candidates we may develop in the future, if approved, and our ability to serve those markets, either alone or in partnership with others;
•our ability to obtain funding for our operations, including funding necessary to commercialize FYARRO and to complete further development, approval and, if approved, commercialization of FYARRO in additional indications and any other product candidates we may develop in the future;
•the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;
•the potential for our business development efforts to maximize the potential value of our portfolio;
•our ability to compete with other companies currently marketing or engaged in the development of treatments for the indications that we are pursuing for FYARRO and any other product candidates we may develop in the future;

•our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•our financial performance;
•statements regarding the legal proceedings related to the termination of the EOC License Agreement;
•our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals; and
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.
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
References in the following discussion to “we,” “our,” “us,” or “Aadi” refer to Aadi Bioscience, Inc. and its subsidiaries.

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
Overview
We are a biopharmaceutical company focused on developing and commercializing precision therapies for genetically defined cancers with alterations in mTOR pathway genes. Our lead drug product, FYARRO®, is a form of sirolimus bound to albumin. Sirolimus is a potent inhibitor of the mTOR biological pathway, the activation of which pathway can promote tumor growth, and inhibits downstream signaling from mTOR.
In November 2021, the U.S. Food and Drug Administration (the “FDA”) approved FYARRO sirolimus protein-bound particles for injectable suspension (albumin-bound) for the treatment of adult patients with locally advanced unresectable or metastatic malignant perivascular epithelioid cell tumor (“PEComa”). On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net product sales of $3.4 million and $5.7 million for the three and six months ended June 30, 2022, respectively.
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
Recent Developments
•In April 2022, we received notification of a product-specific, permanent J-code for FYARRO. Under the Healthcare Common Procedure Coding System (“HCPCS”), the J-code (J9331) became effective on July 1, 2022. J-codes are permanent, product-specific reimbursement codes assigned to outpatient and physician-administered “buy and bill” products under Medicare Part B and are used by commercial insurers and government payers to facilitate and standardize claims submissions and reimbursements for medications like FYARRO. With the permanent J-code now in effect, all hospital outpatient departments, ambulatory surgery centers and physician offices in the United States will have one consistent HCPCS code to standardize the submission and payment of FYARRO insurance claims across Medicare, Medicare Advantage, Medicaid and commercial plans.
•On April 25, 2022, we received a formal notice of termination from Gossamer Bio, Inc. (“Gossamer”) of the license agreement dated June 24, 2018, as amended (the “Gossamer License Agreement”), that was related to Gossamer’s GB004 product candidate, a legacy product candidate of our predecessor, Aerpio Pharmaceuticals, Inc. (“Aerpio”), after Gossamer announced that its Phase 2 SHIFT-UC clinical trial studying GB004 in patients with mild-to-moderate active ulcerative colitis did not meet the primary or secondary endpoints at week 12 and the study was being terminated for lack of treatment benefit. The Gossamer License Agreement will terminate, effective July 24, 2022. We fully impaired the intangible asset, $3.7 million, of which the Gossamer License Agreement for GB004 is the sole underlying asset, during the three and six months ended June 30, 2022. In connection with the termination of the Gossamer License Agreement, the Contingent Value Rights Agreement, dated as of August 26, 2021 (the “CVR Agreement”), pursuant to which the Contingent Value Rights (“CVRs”) were issued to legacy holders of common stock of Aerpio immediately prior to the Merger, automatically terminated in accordance with its terms and the CVRs were automatically cancelled and forfeited without any consideration or payment, in each case effective July 24, 2022.

•In May 2022, we announced partnerships with prominent next generation sequencing (“NGS”) providers and leaders in genomic testing and profiling to facilitate trial enrollment for our ongoing PRECISION 1 trial. We believe these collaborations will expedite identification of advanced cancer patients with TSC1 & TSC2 alterations.
•On June 27, 2022, we received written notice from EOC Pharma (Hong Kong) Limited (“EOC”) that EOC has elected to terminate our license agreement, dated December 8, 2020 (the “EOC License Agreement”), effective immediately. EOC alleged certain material breaches by us under the EOC License Agreement. We disagree with, and continue to dispute, EOC’s allegations of material breach and do not believe that EOC had a right to terminate the EOC License Agreement for material breach, and accordingly believe that the termination of the EOC License Agreement is a termination for convenience.
Celgene License Agreement
In April 2014, Private Aadi entered into a license agreement (the “Celgene License Agreement”) with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, now Bristol-Myers Squibb Company (“Celgene”), for exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to ABI-009 (which we refer to as FYARRO). Under the Celgene License Agreement, as amended, Celgene is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. During the three and six months ended June 30, 2022, we recorded royalties of $0.2 million and $0.4 million, under the terms of this agreement. No payments related to milestones or royalties under this agreement were paid during the three and six months ended June 30, 2021. See Note 6 to the condensed consolidated financial statements for more information about the Celgene License Agreement.
Under the terms of an August 2021 amendment to the Celgene License Agreement, we paid Celgene $5.8 million, representing 50% of the previously outstanding payment obligation under the terms of the Celgene License Agreement, following the effective time of the PIPE Financing. Pursuant to the terms of the amendment, the remaining portion of the previously outstanding payment obligation ($5.8 million), which is recorded on our balance sheet as due to licensor, is due on the third anniversary of the effective time of the PIPE Financing plus any accrued and unpaid interest due thereon.
EOC License Agreement
In December 2020, we entered into the EOC License Agreement with EOC under which we received $14.0 million in January 2021 in non-refundable upfront consideration as partial payment for the rights and licenses granted to EOC by us for the further development and commercialization of FYARRO in the People’s Republic of China, Hong Kong Special Administration Region, Macao Special Administrative Region and Taiwan (the “Licensed Territory”). On June 27, 2022, we received written notice from EOC that EOC has elected to terminate the EOC License Agreement, effective immediately. See Note 6 to the condensed consolidated financial statements for more information about the EOC License Agreement and its termination.
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
Key Trends and Factors Affecting Comparability Between Periods
•Commercial sale of FYARRO was launched on February 22, 2022, for the treatment of patients with advanced malignant PEComa. We recorded net product sales of $3.4 million and $5.7 million during the three and six months ended June 30, 2022, respectively.
•We have built a cross-functional commercial team consisting of marketing, market access and commercial operations and will continue to strategically build our sales and our commercial infrastructure with capabilities designed to scale when necessary to support future commercial launches. Expenses related to our commercial launch including personnel expenses, sales support, and marketing are included in selling, general and administrative expenses for the three and six months ended June 30, 2022. We expect these expenses will continue to increase, as compared to the prior year, with the launch of FYARRO and preparation for potential future launches.

•We continue to build out our research and development team and we expect our research and development costs will increase in 2022, relative to 2021, as a result of significant expenses related to the PRECISION 1 trial which was open to enrollment during the six months ended June 30, 2022, with the first patient dosed in March 2022.
•As a public company our expenses have increased from prior year as a privately held company, including (i) costs to comply with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and those of the Nasdaq Capital Market (“Nasdaq”), (ii) legal, accounting and other professional services, (iii) insurance, (iv) investor relations activities, and (v) other administrative and professional services.
•The COVID-19 pandemic has resulted, and is likely to continue to result in, significant national and global economic disruption and may adversely affect our operations. Our clinical trials have been, and may continue to be, affected by the closure of offices, lack of resources or closure of borders, among other measures being put in place around the world. The inability to travel and conduct face-to-face meetings, as well as constraints surrounding hospital infrastructure and staff, can also make it more difficult to enroll and maintain patients in ongoing or planned clinical trials. We are actively monitoring the impact of COVID-19 and the possible effects on our financial condition, liquidity, operations, suppliers, industry and workforce. However, the full extent, consequences and duration of the COVID-19 pandemic and the resulting impact on us cannot currently be predicted. We will continue to evaluate the impact that these events could have on our operations, financial position, results of operations and cash flows in fiscal year 2022.
Liquidity and Capital Resources
As of June 30, 2022, we had $118.7 million of cash and cash equivalents. Based on our current plans, we believe our existing cash and cash equivalents will enable us to conduct our planned operations into 2024. We have incurred net losses in each year since inception and as of June 30, 2022 we had an accumulated deficit of $174.8 million. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, and costs associated with the Merger. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials and identifying and designing product candidates, the regulatory approval process for FYARRO outside the United States and in additional indications and any other product candidates we may develop in the future and the commercial launch of FYARRO.
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
Components of Statements of Operations
Revenue
Product Sales, Net
FYARRO was approved by the FDA in November 2021. On February 22, 2022, we launched sales of FYARRO to specialty distributors (“SD”s) and a specialty pharmacy (“SP”). We recognize product sales when the SDs and SP obtain control of the product, which occurs upon delivery. Product sales are recorded at the net sales price, which includes provisions for the following allowances which are reflected either as a reduction to the related account receivable or as an accrued liability, depending on how the allowance is settled:
•Distribution Fees: Distribution fees include distribution service fees paid to the SDs and SP based on a contractually fixed percentage of the wholesale acquisition cost (“WAC”). Distribution fees are recorded as an offset to product sales based on contractual terms at the time the sale is recognized.
•Rebates: Allowance for rebates include mandated discounts under the Medicaid Drug Rebate Program and TRICARE program. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or statutory requirements. The allowance for rebates is based on contracted or statutory discount rates and expected utilization by benefit plan participants. Our estimates for expected utilization of rebates are based on utilization data received from the SDs and SP since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect product sales in the period of adjustment.
•Chargebacks: Chargebacks are discounts and fees that relate to contracts with government and other entities purchasing from the SDs and SP at a discounted price. The SDs and SP charge back to us the difference between the price initially paid by the SDs and SP and the discounted price paid to the SDs and SP by these entities. If actual future chargebacks vary from these estimates, we may need to adjust prior period accruals, which would affect product sales in the period of adjustment.
•Co-Payment Assistance: We offer co-payment assistance to commercially insured patients meeting certain eligibility requirement. Co-payment assistance is accrued at the time of product sale to the SDs and SP based on estimated patient participation and average co-pay benefit to be paid per a claim. Our estimated amounts are compared to actual program participation and co-pay amounts paid using data provided by third-party administrators. If actual amounts differ from the original estimates the assumptions being applied are updated and adjustment for prior period accruals will be adjusted in the current period.
•Product Returns: Consistent with industry practice, we offer the SDs and SP limited product return rights for damages, shipment errors, and expiring product, provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We do not allow product returns for product that has been dispensed to a patient. As we receive inventory reports from the SDs and SP and have the ability to control the amount of product that is sold to the SDs and SP, we estimate future potential product returns based on the this on-hand channel inventory data and sell-through data obtained from the SDs and SP. In arriving at its estimate, we also consider historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.
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
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development, sales and marketing, and other corporate functions. Other general and administrative expenses include professional fees for legal, auditing, tax and business consulting services, insurance costs, intellectual property and patent costs, facility costs and travel costs. We expect that selling, general and administrative expenses will increase in the future as we expand our operating activities. Additionally, we have incurred, and expect to continue to incur, significant additional expenses associated with being a public company that we did not incur as a privately held company, including (i) costs to comply with the rules and regulations of the SEC and those of Nasdaq, (ii) legal, accounting and other professional services, (iii) insurance, (iv) investor relations activities and (v) other administrative and professional services.
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

Costs for certain activities, such as manufacturing, nonclinical studies and clinical trials are generally recognized based on the evaluation of the progress of completion of specific tasks using information and data provided by our vendors and collaborators. Research and development activities are central to our business. We expect to increase our investment in research and development in order to advance FYARRO in additional indications through clinical trials. As a result, we expect that our research and development expenses will increase substantially in the foreseeable future as we continue to invest in research and development activities, pursue clinical development of FYARRO in additional indications and any other product candidates we may develop in the future and expand our product candidate pipeline.
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
Impairment of Acquired Contract Intangible Asset
Impairment of acquired contract intangible asset relates to a write down of the acquired contract intangible asset to fair value. During the three and six months ended June 30, 2022, we recognized an impairment of $3.7 million to fully impair the contract intangible asset based on Gossamer's termination of the Gossamer License Agreement as a result of Gossamer not meeting its primary or secondary endpoint in the UC-SHIFT clinical trial.
Cost of Goods Sold
Cost of goods sold consist primarily of royalties paid to Celgene, costs incurred on sales of FYARRO and costs to manufacture and prepare the product for sales subsequent to the FDA approval in November 2021. Costs incurred prior to the FDA approval were expensed when incurred.
Other Income, Net
Other income, net consists of the change in fair value of convertible promissory notes and interest expense related to such notes. These expenses are partially offset by interest income earned on cash and cash equivalents and gain on extinguishment of debt.
Income Tax Expense
During the three and six months ended June 30, 2022 and 2021, we recognized $9,000 and $2,000 of income tax expense on the statement of operations, respectively. Since our formation in 2011, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations:
The following table presents the results of operations for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Product sales, net	$3,437	$—	$5,744	$—
Grant revenue	—	—	—	120
Total revenue	3,437	—	5,744	120
Operating expenses
Selling, general and administrative	10,006	830	19,154	1,393
Research and development	7,726	3,045	14,519	6,689
Cost of goods sold	341	—	520	—
Impairment of acquired contract intangible asset	3,724	—	3,724	—
Total operating expenses	21,797	3,875	37,917	8,082
Loss from operations	(18,360)	(3,875)	(32,173)	(7,962)
Other income, net	100	2,341	56	952
Loss before income tax expense	(18,260)	(1,534)	(32,117)	(7,010)
Income tax expense	(9)	(2)	(9)	(2)
Net loss	$(18,269)	$(1,536)	$(32,126)	$(7,012)
Comparison of the Three and Six Months ended June 30, 2022 and 2021
Product Sales, Net
Our product sales, net consist of sales of FYARRO since we launched it in the United States on February 22, 2022. Product sales, net for the three and six months ended June 30, 2022 were $3.4 million and $5.7 million, respectively. There were no product sales for the three and six months ended June 30, 2021.
Grant Revenue
Grant revenue amounts can vary from period to period depending on the funding and work performed. Grant revenue decreased by $0.1 million for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to a decrease in the eligible expenses for grant reimbursement incurred during the 2022 period compared to 2021. The period for eligible grant reimbursement with the FDA ended during the six months ended June 30, 2021. There were no new grants during the six months ended June 30, 2022.
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2022, were $10.0 million, an increase of $9.2 million, compared to $0.8 million for the three months ended June 30, 2021. The increase was driven by $3.9 million of personnel expenses related to increased headcount, incentive bonuses and share-based compensation, $2.1 million of commercial and marketing expenses, $1.5 million of consulting expenses, and $1.7 million of legal, insurance and other related expenses
Selling, general and administrative expenses for the six months ended June 30, 2022, were $19.2 million, an increase of $17.8 million, compared to $1.4 million for the six months ended June 30, 2021. The increase was driven by $6.9 million of personnel expenses related to increased headcount, incentive bonuses and share-based compensation, $3.4 million of commercial and marketing expenses, $3.2 million of consulting expenses, and $4.3 million of legal, insurance and other related expenses.

Research and Development Expenses
The following table presents our research and development expenses for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Personnel expenses	$4,643	$652	$8,125	$1,198
Consultants	1,385	115	2,533	224
External clinical development	1,143	1,500	2,896	2,659
Clinical drug product manufacturing	223	732	510	2,512
Other expenses	332	46	455	96
Total research and development expenses	$7,726	$3,045	$14,519	$6,689
Research and development expenses for the three months ended June 30, 2022, were $7.7 million, an increase of $4.7 million, compared to $3.0 million for the three months ended June 30, 2021. The increase was primarily driven by $5.5 million increase in headcount, consultants, and other expenses offset by a decrease of $0.3 million of clinical development expenses related to the PRECISION 1 trial and $0.5 million of clinical drug product manufacturing.
Research and development expenses for the six months ended June 30, 2022, were $14.5 million, an increase of $7.8 million, compared to $6.7 million for the six months ended June 30, 2021. The increase was primarily driven by $9.6 million in personnel, consulting and other expenses and $0.2 million of clinical development expenses related to the PRECISION 1 trial, offset by a decrease of clinical drug product manufacturing of $2.0 million.
Cost of Goods Sold
Cost of goods sold was $0.3 million and $0.5 million reflecting primarily royalties incurred on product sold during the three and six months ended June 30, 2022, respectively. There were no cost of goods sold during the three and six months ended June 30, 2021.
Impairment of Acquired Contract Intangible Asset
During the three and six months ended June 30, 2022, we recorded a $3.7 million impairment charge to reduce the carrying value of the intangible asset to its fair value of zero, based on a formal notice of termination we received on April 25, 2022 (the “Notice of Termination”) from Gossamer for the Gossamer License Agreement. The Gossamer License Agreement terminated effective July 24, 2022.
Based on the Notice of Termination, we fully impaired the intangible asset during the three and six months ended June 30, 2022, as the Gossamer License Agreement is the sole underlying asset. In connection with the termination of the Gossamer License Agreement, the CVR Agreement, pursuant to which the CVRs were issued to legacy holders of common stock of Aerpio immediately prior to the Merger (as defined in Note 1 to the condensed consolidated financial statements), automatically terminated in accordance with its terms and the CVRs were automatically cancelled and forfeited without any consideration or payment, in each case effective July 24, 2022. No impairments were recognized during the three or six months ended June 30, 2021.
Other Income, Net
Other income, net for the three months ended June 30, 2022 was $0.1 million, compared to $2.3 million, for the three months ended June 30, 2021. The change was primarily driven by non-cash expense related to the change in fair value of the convertible promissory notes.
Other income, net for the six months ended June 30, 2022 was $0.1 million, compared to $1.0 million, for the six months ended June 30, 2021. The change was primarily driven by the non-cash expense related to the change in fair value of the convertible promissory notes.
Liquidity and Capital Resources
Overview
As of June 30, 2022 we had $118.7 million of cash and cash equivalents. Based on our current plans, we believe our existing cash and cash equivalents will enable us to conduct our planned operations into 2024.
We have incurred net losses in each year since inception and as of June 30, 2022, we had an accumulated deficit of $174.8 million. Our net losses were $18.3 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively, and $32.1 million and $7.0 million for the six months ended June 30, 2022 and 2021, respectively. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, and costs associated with the Merger. During the three and six months ended June 30, 2022, we recognized a non-cash impairment charge of $3.7 million on the contract intangible asset assumed in the Merger based on a formal notice of termination we received on April 25, 2022 from Gossamer for the Gossamer License Agreement. The Gossamer License Agreement terminated, effective July 24, 2022. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical studies and clinical trials, identifying and designing product candidates, the regulatory approval process for FYARRO outside the United States and in additional indications and any other product candidates we may develop in the future, and the commercial launch of FYARRO. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of FYARRO in additional indications and seek to expand our pipeline.
From inception through June 30, 2022, we received funding of $25.4 million from our initial seed financing and the sale of Series A convertible preferred stock, $9.1 million from the issuance of convertible promissory notes, $145.4 million, net from the PIPE Financing in connection with the Merger and $29.7 million of cash assumed in the Merger.
On March 17, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an “at the market offering” pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar value of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of June 30, 2022, no shares of common stock had been sold under this Sales Agreement.
The shares of our common stock to be offered and sold under the Sales Agreement will be issued and sold pursuant to our shelf registration statement on the Form S-3 (File No. 333-255129), which was filed with the SEC on April 8, 2021, and which became effective on April 15, 2021. We filed a prospectus supplement with the SEC on March 21, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement.
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
The following table presents our cash flows for the periods indicated (amounts in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(30,135)	$7,378
Net cash used in investing activities	(264)	(157)
Net cash provided by (used in) financing activities	211	(1)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(30,188)	$7,220
Operating Activities
Our cash (used in) provided by operating activities primarily results from our net loss adjusted for non-cash expenses, changes in working capital components, amounts due to contract research organizations to conduct our clinical programs and employee-related expenditures for research and development and general and administrative activities. Our cash flows from operating activities will continue to be affected by spending to advance and support FYARRO in additional indications in the clinic and other operating and general administrative activities, including operating as a public company.
For the six months ended June 30, 2022, cash used in operating activities was $30.1 million and resulted from (i) our net loss of $32.1 million, and (ii) $6.1 million net decrease in our working capital accounts, primarily driven by an increase in accounts receivable and inventory related to the commercial launch of FYARRO in February 2022 and a decrease in accounts payable and accrued expenses; offset by non-cash adjustments totaling $8.1 million, which was primarily related to the impairment of the contract intangible asset, share based compensation, depreciation and amortization.

For the six months ended June 30, 2021, cash provided by operating activities was $7.4 million and resulted from (i) our net loss of $7.0 million, offset by (ii) $0.8 million in non-cash expenses related to change in fair value and interest expense on convertible promissory notes, stock-based compensation expense, lease expense and depreciation and amortization expense and (iii) a $15.2 million net increase in our working capital accounts due to a $14.0 million payment on accounts receivable pursuant to the EOC License Agreement.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2022 related to purchases of fixed assets. Cash used in investing activities for the six months ended June 30, 2021 related to deferred acquisition costs.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2022 related to exercise of stock options and warrants offset by financing costs related to the Sales Agreement. Cash used by financing activities for the six months ended June 30, 2021 related to financing costs.
Contractual Obligations and Commitments
In August 2021, we entered into an amendment to extend the lease of our 2,760 square feet of office space in Pacific Palisades, California. We exercised an option, under our prior lease agreement, to extend the term of the lease for an additional three-year period. Included in the renewal were nine months of rent abatement and a rent escalation clause.
In April 2022, we entered into a lease for 10,615 square feet of office space in Morristown, New Jersey. The term of the lease is seventy-three months unless terminated sooner.
Rent expense is being recorded on a straight-line basis. Rent expense related to the Pacific Palisades and Morristown leases was $157,000 and $91,000 for the six months ended June 30, 2022 and 2021, respectively.
In January 2022, we entered into a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product (the “Fresenius Agreement”) with Fresenius Kabi, LLC (“Fresenius Kabi”), pursuant to which Fresenius Kabi will manufacture FYARRO for intravenous use for us. The Fresenius Agreement contains specific activities such as non-cancellable commitments, minimum purchase commitments, or binding annual forecasts, and shall be effective through December 31, 2022 or such later date as may be agreed between the parties in writing.
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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ( “GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements.
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
Revenue Recognition – Product Sales
We account for revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customer (“Topic 606”), we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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
Rebates: Allowance for rebates includes mandated discounts under the Medicaid Drug Rebate Program and TRICARE program. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or statutory requirements. The allowance for rebates is based on contracted or statutory discount rates and expected utilization by benefit plan participants. We estimate for expected utilization of rebates are based on utilization data received from the SDs and SP since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect product sales in the period of adjustment.
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
The total amount deducted from gross product sales for the allowances described above for the three and six months ended June 30, 2022 was $0.6 million and $1.0 million, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this Item.
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that were identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
For discussion of legal proceedings, see Item 1 of Part 1, "Condensed Consolidated Financial Statements - Note 13" in this Quarterly Report.
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
Risk Factors Summary
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:
•We are an early commercial stage biopharmaceutical company, have a limited operating history, have not initiated or completed any large-scale clinical trials, and have a single product approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.
•We have incurred significant net losses since our inception, and we expect to continue to incur significant net losses for the foreseeable future.
•Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of FYARRO and any future product candidates.
•Even following approval and commercialization of FYARRO for the advanced malignant PEComa indication, we will require additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
•We are substantially dependent on the success of our lead product candidate, FYARRO. If we are unable to successfully commercialize FYARRO for the advanced malignant PEComa indication or complete development of, obtain approval for and commercialize FYARRO for one or more other indications in a timely manner, our business will be harmed.
•We are dependent on a single-source supplier for the drug product FYARRO, and the loss of such supplier could harm our business.
•If we cannot replicate the results from our earlier preclinical studies and clinical trials of our product candidates in our later preclinical studies and clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.
•If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary regulatory approvals could be delayed or prevented.
•We have limited resources and are currently focusing our efforts on developing and commercializing FYARRO for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately prove to be more profitable or to have a greater likelihood of success.
•We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or achieve regulatory approval before we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted.
•The market opportunities for FYARRO and any other product candidates we may develop in the future, if approved, may be limited to certain smaller patient subsets.
•We may be unable to obtain United States approval for FYARRO for additional indications or other product candidates that we may develop in the future or foreign regulatory approval for FYARRO or other product candidates that we may develop in the future and, as a result, may be unable to commercialize FYARRO or any future product candidates and our business will be substantially harmed.
•FYARRO is, and any other product candidate we may develop in the future for which we obtain marketing approval for could be, subject to post-marketing restrictions or recall or withdrawal from the market, and we may be subject to penalties if we or our collaborators fail to comply with regulatory requirements or if we or our collaborators experience unanticipated problems with FYARRO, or any other product candidate we may develop in the future when and if any of them are approved.
•Our success is highly dependent on our ability to attract and retain highly skilled executive officers, key scientific personnel and employees. If we fail to attract and retain such personnel, we may be unable to continue to successfully develop or commercialize our product or any future product candidates or otherwise implement our business plan.
•If we are unable to establish or appropriately scale up our sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates, we may not be able to successfully sell or market our product or any future product candidates that obtain regulatory approval.
•Our success depends on our ability to protect our intellectual property and our proprietary technologies.
•If we do not obtain patent term extension for our product or any future product candidates, our business may be materially harmed.
•If any of our third-party manufacturers encounter difficulties in production, our ability to provide adequate supply of FYARRO for patients or for clinical trials or any other product candidate that we may develop in the future, if approved, could be delayed or prevented.
•We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.
•We contract with qualified third parties for the production of FYARRO for commercialization and expect to continue to do so for additional clinical trials. This reliance on third parties, some of which are sole source suppliers, increases the risk that we will not have sufficient quality and quantities of FYARRO or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials and those third parties may not perform satisfactorily.

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
We are an early commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have a single product, FYARRO, approved for commercial sale by the FDA in November 2021 and we have generated net product sales of $3.4 million and $5.7 million for the three and six months ended June 30, 2022, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.
To date, we have devoted substantially all of our resources to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, preparing for commercialization of FYARRO, hiring personnel, raising capital and providing general and administrative support for these operations. Our Phase 2 registrational study of our drug FYARRO (nab-sirolimus) (the “AMPECT trial”) for advanced (metastatic or locally advanced) malignant perivascular epithelioid cell tumors (“PEComa”) has been completed. A rolling New Drug Application (an “NDA”) submission for FYARRO was completed in May 2021, and the U.S. Food and Drug Administration (the “FDA”) accepted our NDA in July 2021 and approved FYARRO for the treatment of advanced malignant PEComa in November 2021. Based on the AMPECT trial and emerging data for FYARRO in other solid tumors with tumor-agnostic Tuberous Sclerosis Complex 1 and 2 (“TSC1 & TSC2”) alterations, and following discussions with the FDA, we opened enrollment for our tumor-agnostic registration-directed Phase 2 trial (“PRECISION 1”) in cancers harboring TSC1 & TSC2 inactivating alterations in the first quarter of 2022. Our other programs are in early preclinical research stages.
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
We have incurred significant net losses since our inception, have only recently begun to generate revenue from product sales and have financed our operations principally through private placements of our convertible preferred stock, federal grants and proceeds from licenses. Our net losses were $18.3 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively. We had an accumulated deficit of $174.8 million as of June 30, 2022, and $142.7 million as of December 31, 2021. These losses have resulted primarily from costs incurred in connection with research and development activities, costs incurred in connection with commercializing FYARRO and general and administrative costs associated with our operations. We have only one product approved for commercial sale which generated net product sales of $3.4 million for the three months ended June 30, 2022, and we continue to incur significant selling, general and administrative expenses as well as research and development expenses related to our ongoing operations. As a result, we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of commercializing FYARRO, research and development, including identifying and designing additional product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for FYARRO and any future product candidates. We expect our expenses, and the potential for losses, to increase substantially as we commercialize FYARRO, continue to conduct clinical trials of FYARRO and seek to expand our pipeline. The amount of our future expenses and potential losses is uncertain.
Even if we succeed in commercializing FYARRO for its approved advanced malignant PEComa indication, and if we succeed in receiving regulatory approval for and commercializing FYARRO in additional indications and any future product candidates, we expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our working capital, our ability to fund the commercialization of FYARRO, the development of FYARRO for additional indications and any future product candidates, our ability to achieve and maintain profitability and the performance of our stock.
Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates.
We have one product approved for commercialization in the United States, FYARRO, for the treatment of advanced malignant PEComa, which was approved by the FDA in November 2021 and launched commercially in the United States in February 2022. Our ability to generate substantial product sales sufficient to achieve profitability depends on our ability, alone or with strategic collaboration partners, to obtain the regulatory and marketing approvals necessary to commercialize FYARRO in foreign jurisdictions and to successfully complete discovery, development and eventual commercialization of additional indications or any future product candidates. We do not anticipate generating revenue from product sales significant enough to achieve profitability for the foreseeable future. Our ability to generate future revenue and achieve profitability depends significantly on our ability, or any current or future collaborator’s ability, to achieve several objectives, including, but not limited to:
•demonstrating the safety and efficacy of FYARRO to the satisfaction of the FDA and obtaining regulatory approval for FYARRO for other indications and for any future product candidates, if any, for which there is a commercial market;
•launching and successfully commercializing FYARRO or any product candidates following any regulatory approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;

•maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for FYARRO or any other product candidates we may develop, if approved;
•completing development activities, including clinical trials for FYARRO for TSC1 & TSC2, successfully and on a timely basis;
•obtaining additional regulatory and marketing approvals for FYARRO for additional indications;
•our ability to complete investigational new drug application (an “IND”) enabling studies and successfully submit INDs or IND supplements or comparable applications, which become effective without any objections by the FDA or comparable regulatory authorities before commencing a clinical trial for any future product candidates;
•establishing and maintaining relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of FYARRO in other indications and any other future product candidates that we may develop;
•timely receipt of regulatory approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
•developing or contracting for an efficient and scalable manufacturing process for future product candidates, including obtaining finished products that are appropriately packaged for sale;
•negotiating and maintaining an adequate price for our product or any future product candidates, both in the United States and in foreign countries where our products are commercialized;
•a continued acceptable safety profile following any regulatory approval of product candidates;
•commercial acceptance of product candidates by patients, the medical community and third-party payors;
•obtaining coverage and adequate reimbursement by third-party payors for product candidates;
•satisfying any required post-regulatory approval commitments to applicable regulatory authorities;
•identifying, assessing and developing new product candidates;
•obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•protecting our rights in our intellectual property portfolio;
•defending against third-party interference or infringement claims, if any;
•entering into and maintaining, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product and any future product candidates;
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing and planned activities, particularly as we seek additional regulatory approval of FYARRO for additional indications, and the commercialization of FYARRO for its approved indication (PEComa). Our expenses could increase beyond our current expectations if we are required by the FDA, the European Medicines Agency (the “EMA”) or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate, or if there are any delays in any of our clinical trials or the development of any future product candidates. Other unanticipated costs may also arise. In addition, even if we obtain regulatory approval for any of other product candidates, including additional indications for FYARRO, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution activities and ongoing compliance activities. We cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully commercialize FYARRO for the advanced malignant PEComa indication or complete the development and, if approved, commercialize FYARRO for any other additional indications, or any other product candidates or other indications we may develop. Upon receiving regulatory approval for FYARRO from the FDA in November 2021, we are only permitted to market or promote FYARRO for the advanced malignant PEComa indication, and not for any other indication, or any other product candidate, in the United States. In addition, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.
As of June 30, 2022, we had $118.7 million in cash and cash equivalents. Based on our current operating plan, we believe that our cash and cash equivalents will enable us to fund our planned operating expenses and capital expenditures into 2024. Our estimate as to how long we expect our cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
We plan to use our cash and cash equivalents to fund the commercialization of FYARRO for the advanced malignant PEComa indication, ongoing and planned clinical trials of FYARRO for other indications such as the TSC1 & TSC2 indications, for manufacturing operations and to fund our other research for other product candidates and development activities, as well as for working capital and other general corporate purposes. Advancing the development of FYARRO and any future product candidate will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund all of the activities that are necessary to complete the development of FYARRO.
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
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates
We have only one product which has completed development and obtained regulatory approval by the FDA for a single indication, FYARRO. We are substantially dependent on the success of FYARRO. If we are unable to successfully commercialize FYARRO for the advanced malignant PEComa indication or complete development of, obtain approval for and commercialize FYARRO for one or more other indications in a timely manner, our business will be harmed.
We have only one commercial product that has launched, completed development and been approved by the FDA, FYARRO, our lead product. Our future success is dependent on our ability to successfully commercialize FYARRO, and to timely and successfully obtain regulatory approval for additional indications for FYARRO. We are investing the majority of our efforts and financial resources to commercialize FYARRO for the advanced malignant PEComa indication and in the research and development of FYARRO for multiple additional indications.
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
The success of FYARRO will depend on several factors, including the following:
•the efficacy and safety of FYARRO in a larger number of patients in a non-clinical trial setting that those demonstrated in our clinical trials;
•the effectiveness of our sales, marketing and distribution efforts, particularly during the remote, COVID-19 environment;
•the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for sufficient commercial supplies and additional clinical development of FYARRO;
•the successful launch of commercial sales, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
•the timely receipt of regulatory approval for FYARRO from applicable foreign regulatory authorities for advanced malignant PEComa;
•the successful completion of any clinical trials, regulatory approval and commercialization of FYARRO for one or more label expansion indications;
•the extent of any required post-regulatory approval commitments to applicable regulatory authorities;
•the willingness of medical professionals to prescribe and patients to use FYARRO and continue to use FYARRO;
•the availability of coverage and adequate reimbursement and pricing by private and government payors;
•the prevalence and severity of adverse side effects;
•the convenience of prescribing, administrating and initiating patients on FYARRO;
•the potential and perceived value and relative cost of FYARRO;
•the successful and timely completion of the required preclinical studies and clinical trials of FYARRO for current and future indications;
•INDs going into effect with the FDA for our planned and future clinical trials;
•the initiation and successful patient enrollment and completion of additional clinical trials of FYARRO on a timely basis, including our PRECISION 1 trial, a registration-directed Phase 2 study of FYARRO in patients with tumor-agnostic TSC1 & TSC2 alterations;
•maintaining and establishing relationships with CROs and clinical sites for the development of FYARRO both in the United States and internationally;
•the type, frequency and severity of adverse events in clinical trials;
•demonstrating efficacy and safety profiles that are satisfactory to the FDA and any comparable foreign regulatory authority for regulatory approval obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•a continued acceptable safety profile following our current and future regulatory approval; and
•our ability to compete with other therapies.
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
•feedback from the FDA and foreign regulatory authorities, institutional review boards (“IRBs”), or a data safety monitoring board, or results from clinical trials that might require modification to a clinical trial protocol;
•imposition of a clinical hold by the FDA or other regulatory authorities, a decision by the FDA, other regulatory authorities, IRBs or us, or a recommendation by a data safety monitoring board to suspend or terminate trials at any time for safety issues or for any other reason;
•deviations from the trial protocol by clinical trial sites and investigators or failure to conduct the trial in accordance with regulatory requirements;
•failure of third parties, such as CROs, to satisfy their contractual duties or meet expected deadlines;
•delays in the testing, validation, manufacturing and delivery of FYARRO to customers or the clinical trial sites;
•delays caused by patients dropping out of a trial due to side effects, disease progression or other reasons;
•unacceptable risk-benefit profile or unforeseen safety issues or adverse drug reactions;
•failure to demonstrate the efficacy of FYARRO in this clinical trial;
•changes in government regulations or administrative actions or lack of adequate funding to continue the trials; or
•business interruptions resulting from geo-political actions, including war and terrorism, such as the Russia-Ukraine conflict, or natural disasters and public health epidemics, such as the COVID-19 pandemic.
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
Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates other than FYARRO. Prior to initiating clinical trials with product candidates, we will need to file an IND or similar application to the FDA or regulatory authorities in other jurisdictions. We may not be able to file future INDs for product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that result in the suspension or termination of clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory clearance for our trials may prevent us from developing product candidates on a timely basis, if at all. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical studies or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.
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
•the timely manufacture of sufficient quantities of a product candidate for use in clinical trials; and
•generating sufficient safety and efficacy data to warrant continued development and which are satisfactory to the FDA or any other regulatory authority for marketing approval.
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
Even though FYARRO has been approved for advanced malignant PEComa, and even if any other product candidates that we may develop in the future receive regulatory approval, such approved product candidates may not gain adequate market acceptance among physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including, among others:
•the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;
•the timing of market introduction of the product candidate as well as competitive products;
•the clinical indications for which a product candidate is approved;
•restrictions on the use of product candidates in the labeling approved by regulatory authorities, such as boxed warnings or contraindications in labeling, or a risk evaluation and mitigation strategy, if any, which may not be required of alternative treatments and competitor products;
•the potential and perceived advantages of our product candidates over alternative treatments;
•the cost of treatment in relation to alternative treatments;
•the availability of coverage and adequate reimbursement by third-party payors, including government authorities or the willingness of patients to pay out-of-pocket in the absence of third-party payor coverage;
•the availability of an approved product candidate for use as a combination therapy;
•the prevalence and severity of any adverse effects associated with any approved product candidate;
•any restrictions on the use of our product candidates together with other medications;
•relative convenience and ease of administration;
•the willingness of the target patient population to try new therapies and undergo required diagnostic screening to determine treatment eligibility and of physicians to prescribe these therapies and diagnostic tests;
•the effectiveness of sales and marketing efforts;
•unfavorable publicity relating to our product candidates; and
•the approval of other new therapies for the same indications.
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
Cancer therapies are sometimes characterized by line of therapy (first-line, second-line, third-line, etc.) and the FDA often approves new therapies initially only for a particular line or lines of use. When cancer is detected early enough, first-line therapy, such as chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. FYARRO for advanced malignant PEComa has been approved as a first-line therapy. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor- targeted therapies, more invasive forms of surgery and new technologies. Our completed and planned clinical trials for FYARRO are with patients who may have received one or more prior treatments. There is no guarantee that product candidates that we develop, even if approved, would be approved for first-line or second-line therapy and, prior to any such approvals, we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.
The number of patients who have the cancers we are targeting may turn out to be lower than expected. Our projections of addressable patient populations that may benefit from treatment with our product or any future product candidates are based on our estimates, which may prove to be incorrect. Additionally, the potentially addressable patient population for FYARRO and any future product candidates may be limited or may not be amenable to treatment with such product. Regulatory approval may limit the market of a product candidate to target patient populations when such biomarker-driven identification and/or highly specific criteria related to the stage of disease progression are utilized. If any of our estimates prove to be inaccurate, the market opportunity for any product candidate that we develop could be significantly diminished and have an adverse material impact on our business.
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
We may seek regulatory approval for FYARRO and any future product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:
•differing regulatory requirements in foreign countries;

•the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market with low or lower prices rather than buying them locally;
•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•difficulties staffing and managing foreign operations;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•potential liability under the United States Foreign Corrupt Practices Act (“FCPA”) or comparable foreign regulations;
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geo-political actions, including war and terrorism.
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
•negative or inconclusive clinical trial results that may require us to conduct additional clinical trials or abandon certain drug development programs;

•the number of patients required for clinical trials being larger than anticipated, enrollment in these clinical trials being slower than anticipated or participants dropping out of these clinical trials at a higher rate than anticipated;
•clinical trial sites or our CRO failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•the suspension or termination of our clinical trials for various reasons, including non-compliance with regulatory requirements or a finding that our product candidates have undesirable side effects or other unexpected characteristics or
•the cost of clinical trials of our product candidates being greater than anticipated;
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates being insufficient or inadequate; and
•delays due to the recent COVID-19 pandemic, including starting any clinical trials for other indications or programs.
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
If FYARRO or any other product candidates that we may develop in the future is associated with serious adverse events or other undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to conduct additional studies to further evaluate the product candidates’ safety, interrupt, delay or abandon their development or halt clinical trials or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in a more restrictive label, delay or denial of regulatory approval or potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate, could substantially increase the costs of commercializing our product(s) and significantly impact our ability to successfully commercialize our product(s) and generate revenues, and may harm our business, financial condition and prospects significantly. For example, in our AMPECT trial of FYARRO, most treatment-related adverse events were mild or moderate, with the most commonly reported adverse events being anemia, edema, infections, mucositis, pain, nail changes, vomiting, thrombocytopenia, hypertension and nausea. Treatment-related adverse events in our other oncology and PAH trials of FYARRO included thrombocytopenia, diarrhea, fatigue, mucosal inflammation, nausea, anemia, and rash. Additionally, in our first- in-human study of FYARRO in solid tumors, one patient died of dyspnea which was deemed possibly related to FYARRO.
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
Results from early preclinical studies and clinical trials of FYARRO or other product candidates that we may develop in the future are not necessarily predictive of the results of later preclinical studies and clinical trials of FYARRO or such other product candidates. If we cannot replicate the results from our earlier preclinical studies and clinical trials in our later preclinical studies and clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize FYARRO in additional indications or any future product candidates.
Any results from early preclinical studies and clinical trials of FYARRO or other product candidates that we may develop in the future may not necessarily be predictive of the results from later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies and clinical trials according to our current development timeline, the results from such preclinical studies and clinical trials may not be replicated in subsequent preclinical studies or clinical trial results.
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
Lack of efficacy, adverse events, undesirable side effects or other adverse results may emerge in clinical trials conducted by third parties investigating our approved product or the same product candidates as us in different territories for the same or different indications. For example, we may in the future enter into collaborations for the development and commercialization of FYARRO in certain foreign jurisdictions. As part of these collaborations, we may grant such collaboration partners with the right to develop and commercialize the same compounds licensed to us, including FYARRO, in such foreign jurisdictions. As a result, we may not have control over clinical trials or development programs of such third parties that we may collaborate with in the future, and any adverse findings or unexpected side effects from such third party's conduct of clinical trials could adversely affect our development and commercialization of FYARRO or the viability of FYARRO as a product candidate. We may be required to report these adverse events or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease further development of FYARRO.

If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary regulatory approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for FYARRO or any future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Orphan indications, in particular, have small populations, and it may be difficult for us to locate and enroll sufficient patients in trials for orphan-designated indications. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to identify and enroll eligible patients for clinical trials may be limited or may result in slower enrollment than we anticipate. For instance, patients for our trials for the TSC1 & TSC2 study are screened using genomic information to identify alterations in the TSC1 & TSC2 genes and utilizing such criteria and/or certain highly specific criteria related to the cancer sub-types may limit patient populations eligible for our clinical trials. In particular, because we are focused on patients with specific genetic alterations for certain of our development programs, our ability to enroll eligible patients may be limited or may result in slower enrollment than anticipated. For example, with respect to FYARRO, we cannot be certain how many patients will harbor the TSC1 & TSC2 alterations that FYARRO is designed to target or that the number of patients enrolled for each alteration will suffice for regulatory approval and inclusion of each such alteration in the approved label. We may also engage third parties to develop companion diagnostics for use in our clinical trials, but such third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying patients with the targeted genetic alterations for our clinical trials. If our strategies for patient identification prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for FYARRO.
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
•patient eligibility criteria for the trial in question as defined in the protocol or as mandated by regulatory agencies;
•perceived risks and benefits of the product candidate under study;
•clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates, including any new products that may be approved or other product candidates being investigated for the indications we are investigating;
•the ability to recruit clinical study investigators with the appropriate competencies and experience;
•clinicians’ willingness to screen their patients for biomarkers to indicate which patients may be eligible for enrollment in our clinical trials;
•patient referral practices of physicians;
•the ability to obtain and maintain patient consents;
•the ability to monitor patients adequately during and after treatment;
•proximity and availability of clinical trial sites for prospective patients; and
•factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g., the COVID-19 pandemic).
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
We intend to develop FYARRO and potentially other product candidates, in combination with one or more currently approved or unapproved therapies to treat cancer or other diseases. Patients may not be able to tolerate FYARRO or any of future product candidates in combination with other therapies or dosing of FYARRO in combination with other therapies may have unexpected consequences. Even though FYARRO has received FDA approval for advanced malignant PEComa, and even if FYARRO receives regulatory approval for additional indications, if any of our product candidates that we develop in the future were to receive regulatory approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with such product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates, the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions requiring additional clinical trials, or our own products being removed from the market or being less successful commercially.
We may also evaluate future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved cancer therapies that do not ultimately obtain regulatory approval.
If the FDA, EMA or other comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with FYARRO or any future product candidate, we may be unable to obtain approval of or successfully market any one or all of the product candidates we develop. These unapproved therapies face the same risks described with respect to product candidates currently in development, including serious adverse effects and delays in their clinical trials. In addition, other companies may also develop their products or product candidates in combination with the unapproved therapies with which we are developing our product candidates for use in combination. Any setbacks in these companies’ clinical trials, including the emergence of serious adverse effects, may delay or prevent the development and approval of our product candidates.
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
Other than FYARRO, we are not aware of any FDA or EMA approved products indicated specifically for the treatment of advanced malignant PEComa. Patients with malignant PEComa commonly receive chemotherapy regimens and currently mTOR inhibitors including sirolimus, everolimus, and temsirolimus are recommended in the National Comprehensive Cancer Network (the “NCCN”) guidelines for treatment of malignant PEComa based on published retrospective data. Following FDA approval, FYARRO was added to the NCCN guidelines as the only preferred regimen for treatment of malignant PEComa. For tumor agnostic TSC1 & TSC2 inactivating alterations, there are no existing FDA or EMA approved products indicated for such use. If FYARRO receives additional regulatory approval for these TSC1 & TSC2 indications, it may face competition from other drug candidates in clinical trials that target the mTOR pathway. These may include dual mTORC1/2 inhibitors in clinical trials or next generation mTOR inhibitors in development. Any potential competitors may have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than us. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in the field before us.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have a broader label, are marketed more effectively, are more widely reimbursed or are less expensive than any products that we may develop and commercialize. Our competitors also may obtain regulatory approval from the FDA, EMA or other comparable foreign regulatory authorities for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market. Our approved product, or product candidates we may develop in the future which achieve regulatory approval, may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of FYARRO or any product candidates we may develop in the future, if approved, could be adversely affected.
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
As a result of the evolving COVID-19 pandemic, we have experienced and expect to continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•continued delays or difficulties in enrolling and retaining and adequate number of patients in our clinical trials;
•continued delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•delays in receiving authorizations from regulatory authorities to initiate our planned clinical trials;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;
•risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
•interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations (“CMOs”) due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems, including as a result of the COVID-19 pandemic;
•interruptions in preclinical studies due to restricted or limited operations at our laboratory facility;
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
•changes in local regulations as part of a response to the COVID-19 pandemic, which may require changes in the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
•limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
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
Risks Related to Regulatory Approval and Other Legal Compliance Matters
If the FDA does not conclude that a product candidate and/or new indications satisfy the requirements under the 505(b)(2) regulatory pathway, or if the requirements for such product candidate and/or new indications under Section 505(b)(2) are not as we expect, the approval pathway for such product candidates and/or new indications may take longer, cost more or entail greater complications and risks than anticipated, which may delay or prevent the approval of a product candidate and/or new indications for commercial use.
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
We may be unable to obtain United States approval for FYARRO for additional indications or other product candidates that we may develop in the future or foreign regulatory approval for FYARRO or such product candidates that we may develop in the future and, as a result, may be unable to commercialize FYARRO or other product candidates and our business will be substantially harmed.
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
Additionally, as of March 18, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. In February 2022, the FDA announced that it will resume routine domestic surveillance inspections. The FDA also announced proceeding with previously planned foreign surveillance inspections that have received country clearance and are within Level 1 or Level 2 COVID-19 travel recommendation of the Centers for Disease Control and Prevention (the “CDC”); otherwise, the inspection would be rescheduled, with the anticipated goal of resuming foreign prioritized inspections in April 2022. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.
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
Applications for any future product candidates could fail to receive regulatory approval for many reasons, including the following:
•the FDA, EMA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;
•the FDA, EMA or other comparable foreign regulatory authorities may determine that our product candidates are not safe or effective, are only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude us from obtaining regulatory approval or prevent or limit commercial use;
•the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•the FDA, EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•we may be unable to demonstrate to the FDA, EMA or other comparable foreign regulatory authorities that our product candidate’s risk-benefit ratio for our proposed indication is acceptable;
•the FDA, EMA or other comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
•the FDA, EMA or other comparable regulatory authorities may fail to approve companion diagnostic tests for our product candidates, if required; and
•the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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
Brexit and uncertainty in the regulatory framework as well as future legislation in the United Kingdom, European Union, and other jurisdictions can lead to disruption in the execution of international multi-center clinical trials, the monitoring of adverse events through pharmacovigilance programs, the evaluation of the benefit-risk profiles of new medicinal products, and determination of marketing authorization across different jurisdictions. Uncertainty in the regulatory framework could also result in disruption to the supply and distribution as well as the import/export both of active pharmaceutical ingredients and finished product. Such a disruption could create supply difficulties for ongoing clinical trials. The cumulative effects of the disruption to the regulatory framework, uncertainty in future regulation, and changes to existing regulations may increase our development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom and increase our costs. We cannot predict the impact of such changes and future regulation on our business or the results of our operations.
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
Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we or any future collaborator fail to comply with the regulatory requirements in international markets or fail to receive applicable regulatory approvals, our target market will be reduced and our ability to realize the full market potential of a product candidate will be harmed.
Following Brexit, to the extent we conduct any operations in the United Kingdom, we will be subject to applicable regulatory requirements in the United Kingdom. Although the United Kingdom is no longer a member of the European Union, European Union law remains applicable in Northern Ireland. There are a number of new marketing authorization routes available in the United Kingdom, Great Britain (England, Scotland and Wales) or Northern Ireland, in addition to the national procedure. As with the European Union position, a company can only start to market a medicine in the United Kingdom once it has received a marketing authorization. The main legislation that applies to clinical trials in the United Kingdom is the UK Medicines for Human Use (Clinical Trials) Regulations 2004, which transposes the Clinical Trials Directive into domestic law. Consequently, the requirements and obligations that relate to the conduct of clinical trials in the United Kingdom currently remain largely aligned with the European Union position. It is unclear how future regulatory regime in the United Kingdom will impact regulations of products, manufacturers, and approval of product candidates in the United Kingdom. In the immediately foreseeable future, the United Kingdom regulatory approval process is likely to remain similar to that applicable in the European Union, albeit that the processes for applications will be separate. Longer term, the United Kingdom is likely to develop its own legislation that diverges from that in the European Union.
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

We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may have negative consequences, including:
•adverse inspection findings;
•additional warnings or otherwise restrict the product’s indicated use, label, or marketing;
•restrictions on our FYARRO products, distribution, manufacturers or manufacturing processes;
•issuance of warning letters, safety alerts, dear-healthcare-provider letters, press releases or other communications containing warnings regarding the product that would result in adverse publicity;
•voluntary or mandatory product recalls and publicity requirements or withdrawal of FYARRO from the market;
•suspension or withdrawal of marketing or regulatory approvals or other permits or voluntary;
•product seizures, detentions or import bans;
•total or partial suspension of production;
•imposition of restrictions on operations, including costly new manufacturing requirements;
•requirement to establish or modify a REMS;
•requirement to conduct post-marketing studies or surveillance;
•restrictions on drug distribution or use;
•requirements to conduct post-marketing studies or clinical trials;
•refusal to approve pending applications or supplements to approved applications that we submit and other delays;
•delays in or the rejection of approvals of additional indications for FYARRO;
•restrictions on our ability to conduct clinical trials, including full or partial clinical holds on, or the suspension or termination of, ongoing or planned trials;
•fines, restitution or disgorgement of profits or revenue;
•reputational harm;
•refusal of government contracts or future orders under existing contracts, exclusion from participation in federal health care programs; or
•injunctions or the imposition of civil or criminal penalties, including False Claims Act liability.
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
If we are required by the FDA to obtain approval of a companion diagnostic product in connection with approval of any future product candidates or new indication that we may develop, and if we fail to obtain or face delays in obtaining FDA approval of such companion diagnostic product, we will not be able to commercialize such product candidate intended for use with such companion diagnostic product and our ability to generate revenue from such product candidate will be materially impaired.
In connection with the development of any future product candidates or new indications we may develop or work with collaborators to develop or obtain access to companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our programs. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of any future product candidates or new indication we may develop. To be successful in developing and commercializing such product candidate in combination with these companion diagnostics, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared at the same time the product candidate is approved. To date, the FDA has required marketing approval of all companion diagnostic tests for cancer therapies. Various foreign regulatory authorities also regulate in vitro companion diagnostics as medical devices and, under those regulatory frameworks, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of our current diagnostics and any future diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.
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
We may not be able to obtain or maintain orphan drug designation or obtain or maintain orphan drug exclusivity for FYARRO or any future product candidates and, even if we do, such exclusivity may not prevent the FDA, EMA or other comparable foreign regulatory authorities, from approving competing products.
Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Our target indications may include diseases with large patient populations or may include orphan indications. However, there can be no assurances that we will be able to obtain orphan designations for FYARRO in additional indications or for any future product candidates.
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
Even if orphan drug designation is granted, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain regulatory approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, that the orphan drug exclusivity may not effectively protect an approved product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review.
We received orphan drug designation from the FDA for FYARRO for the treatment of advanced malignant PEComa. We may be unable to obtain orphan drug designation for any other indication or regulatory approval for FYARRO for any other orphan population, or we may be unable to successfully commercialize FYARRO for such orphan population due to risks that include:
•the orphan patient populations may change in size;
•there may be changes in the treatment options for patients that may provide alternative treatments to FYARRO;
•the development costs may be greater than projected revenue of drug sales for the orphan indications;
•the regulatory agencies may disagree with the design or implementation of our clinical trials;
•there may be difficulties in enrolling patients for clinical trials;
•FYARRO may not prove to be efficacious in the respective orphan patient populations;
•clinical trial results may not meet the level of statistical significance required by the regulatory agencies; and

•FYARRO may not have a favorable risk/benefit assessment in the respective orphan indication.
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
Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for future product candidates. Under the accelerated approval provisions in the FDA, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that generally provides a meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
Prior to seeking such accelerated approval, we will seek feedback from the FDA and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation (e.g., breakthrough therapy designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.
We may face difficulties from changes to current regulations and future legislation.
Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of FYARRO for advanced malignant PEComa outside the United States and for any additional indications that we may seek approval for, or any product candidates that we may develop in the future. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained, and we may not achieve or sustain profitability.
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
Inadequate funding for the FDA, the Securities and Exchange Commission (“SEC”) and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the United States government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In February 2022, the FDA announced that it will resume routine domestic surveillance inspections. The FDA also announced proceeding with previously planned foreign surveillance inspections that have received country clearance and are within the CDC’s Level 1 or Level 2 COVID-19 travel recommendation; otherwise, the inspection would be rescheduled, with the anticipated goal of resuming foreign prioritized inspections in April 2022. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA indicated that it will consider alternative methods for inspections and exercise discretion on a case-by-case basis to approve products based on a desk review, if a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities on a timely basis, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain regulatory approval. Restrictions under applicable federal and state healthcare laws and regulations may include the following:
•the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti- Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties;
•the federal false claims laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties laws, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;
•federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making, or causing to be made, false statements relating to healthcare matters;
•the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•the FCPA, the U.K. Bribery Act of 2010, and other local anti-corruption laws that apply to our international activities;
•the federal HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance effort;
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding certain payments and other transfers of value made to covered recipients in the previously year, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; our failure to submit required information timely, accurately, and completely may result in significant civil monetary penalties and may increase our liability under other federal laws or regulations; and
•additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance effort.
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
We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in fraud, misconduct or other improper activities. Misconduct by these parties could include intentional, reckless, and negligent conduct that fails to: comply with the regulations of the FDA and other comparable foreign regulatory authorities; provide true, complete and accurate information to the FDA and other comparable foreign regulatory authorities; comply with manufacturing standards we have established; comply with federal and state health care fraud and abuse laws and regulations and similar foreign fraudulent misconduct laws; and accurately report financial information or data or disclose unauthorized activities to us. In particular, research, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, certain customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending our self or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.

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
Our business activities may be subject to the FCPA and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as United States and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.
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
As of June 30, 2022, we had 67 full-time employees, including 39 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical, FDA, EMA and other comparable foreign regulatory agencies’ review process for FYARRO and any other product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
•improving our operational, financial and management controls, reporting systems and procedures.
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
Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, such as the COVID-19 pandemic, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CMOs, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidate or interruption of our business operations. Earthquakes, wildfires or other natural disasters could further disrupt our operations, including at our California headquarters, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party CMOs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
We may seek regulatory approval of FYARRO or any of our product candidates that we may develop in the future outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:
•differing regulatory requirements and reimbursement regimes in foreign countries;
•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•difficulties staffing and managing foreign operations;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•potential liability under the FCPA or comparable foreign regulations;
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geo-political actions, including war and terrorism.
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
The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our current or potential future collaborators will be successful in protecting our product or product candidates by obtaining and defending patents. These risks and uncertainties include the following:
•the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
•patent applications may not result in any patents being issued;
•if clinical trials encounter delays, the period of time during which we could market our current or future product candidates under patent protection would be reduced;
•patents may be challenged, invalidated, modified, narrowed, revoked, circumvented, found to be unenforceable, found to be not infringed or otherwise may not provide any competitive advantage;
•our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that could limit, interfere with or eliminate our ability to make, use and sell our product or potential product candidates or design around any of our owned, co-owned, or licensed patents;
•since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product; or (ii) invent any of the inventions claimed in our patents or patent applications;
•even when laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. Moreover, any actions we may bring to enforce our intellectual property against our competitors could provoke them to bring counterclaims against us;
•there may be significant pressure on the United States government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop and market competing products or product candidates.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to develop products that are similar to FYARRO or any future product candidates but that are not covered by the claims of the patents that we own or license;
•we or our licensors or collaborators might not have been the first to make the inventions covered by the issued patents or patent application that we own or license;
•we or our licensors or collaborators might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that the pending patent applications we own or license will not lead to issued patents;

•issued patents that we own or license may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•the patents of others may have an adverse effect on our business; and
•we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
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
As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product or product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of our product or any of our product candidates, and we cannot be certain that we were the first to file a patent application related to a product or technology. Moreover, because patent applications can take many years to issue, and because patent claims can be revised before issuance, there may be currently pending patent applications that may later result in issued patents that our product or product candidates may infringe or which such third parties claim are infringed by our technologies. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If a patent holder believes one or more of our products or product candidates infringes such holder’s patent rights, the patent holder may sue us even if we have received patent protection. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. Any claims of patent infringement asserted by third parties would be time consuming and could:
•result in costly litigation that may cause negative publicity;
•divert the time and attention of our technical personnel and management;
•cause development delays;
•prevent us from commercializing any of our product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
•require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
•subject us to significant liability to third parties; or

•require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all, or which might be non-exclusive, which could result in our competitors gaining access to the same technology.
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
Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•our right to sublicense patents and other rights to third parties;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•our right to transfer or assign the license;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by us and our licensors and partners; and
•the priority of invention of patented technology.
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
We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to manufacture supplies of FYARRO or any future product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of FYARRO and product candidates for preclinical studies and clinical trials under the guidance of members of our organization. In the case of FYARRO, we rely on a single third-party manufacturer, Fresenius-Kabi, LLC (“Fresenius-Kabi”), and currently have no alternative manufacturer in place. On January 13, 2022, we entered into a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product (the “Fresenius Agreement”) with Fresenius-Kabi pursuant to which Fresenius-Kabi will manufacture FYARRO for intravenous use for us, and we will purchase FYARRO as a finished drug product from Fresenius-Kabi, on a purchase-order basis. The Fresenius Agreement will be effective through December 22, 2022 (or such later date as may be agreed between the parties in writing), and we may purchase FYARRO for either clinical or commercial purposes for use in the United States and Canada. The price of FYARRO will be fixed, subject to the ability of Fresenius-Kabi to increase pricing under specified circumstances. We also have an obligation to purchase certain minimum quantities of FYARRO and any failure to purchase those minimum quantities will result in an additional payment from us to Fresenius-Kabi. We have other supply agreements in place for key raw materials used in the manufacture of FYARRO such as for the drug substance sirolimus and for human albumin, which are key ingredients in the drug product. If we were to engage another third-party manufacturer, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a bridging study, that any new manufacturing process will produce FYARRO or any other product candidate we may develop in the future, if approved, according to the specifications previously submitted to the FDA or another regulatory authority. If we were to experience an unexpected loss of supply of FYARRO or any other product candidate that we may develop in the future for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations in commercializing FYARRO for advanced malignant PEComa, or be required to restart or repeat, any pending or ongoing clinical trials for FYARRO in other indications or for any other product candidates we may develop in the future, in a timely manner or on budget. Moreover, if we are unable to keep up with demand for FYARRO, our revenue could be impaired, market acceptance for FYARRO could be adversely affected.
We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Further, any delay in identifying and qualifying a manufacturer for commercial production could delay the potential commercialization of FYARRO, and, in the event that we do not have sufficient product to complete our planned clinical trials, it could delay such trials. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•the failure of the third party to manufacture FYARRO or any of our other product candidates that we may develop in the future according to our schedule and specifications, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates, are constrained by the recent COVID-19 pandemic or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
•the termination or nonrenewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;
•the breach by the third-party contractors of our agreements with them;
•the failure of third-party contractors to comply with applicable regulatory requirements, including manufacturing drug supply pursuant to strictly enforced cGMPs;
•the failure of the third-party contractor to manufacture FYARRO or any of our other product candidates that we may develop in the future according to our specifications;
•the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
•clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and
•the misappropriation of our proprietary information, including our trade secrets and know-how.
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
We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We entered into a license agreement with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, now Bristol-Myers Squibb Company (“Celgene”) pursuant to which we have licensed exclusive global rights to intellectual property and know-how related to FYARRO (the “Celgene License”). We are required to use commercially reasonable efforts or diligent efforts to commercialize products based on the licensed rights and to pay certain royalties based off our net sales, certain sublicense fees and certain other fees. We may not meet these requirements, which could result in a loss or termination of any rights under such agreements. Any termination of these licenses will result in the loss of significant rights and will restrict our ability to commercialize FYARRO.
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
If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not successfully carry out their contractual duties or perform preclinical studies and clinical trials in a satisfactory manner, meet expected deadlines or conduct our preclinical studies and clinical trials in accordance with legal and regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for product candidates that we may develop in the future and will not be able to, or may be delayed in our efforts to, successfully commercialize such product candidates, if approved.

We may form or seek strategic alliances or collaborations in the future. Such alliances and collaborations may inhibit future opportunities, or we may not realize the benefits of such collaborations or alliances.
We may form or seek strategic alliances, joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to FYARRO or any future product candidates that we may develop. We are at risk that any such future collaborations may not be successful. Factors that may affect the success of our collaborations include the following:
•our collaboration partners may incur financial and cash flow difficulties that force them to limit or reduce their efforts under their collaboration agreement with us;
•our collaboration partners may be pursuing alternative technologies or developing alternative products that are competitive to our technology and products, either on their own or in partnership with others;
•our collaboration partners may terminate their collaboration with us, which could make it difficult for us to attract new partners or adversely affect perception of us in the business and financial communities; and
•our collaboration partners may pursue higher priority programs or change the focus of their development programs, which could affect their commitment to us.
In addition, any future collaboration agreements we may enter into, are generally subject to termination by the counterparty on short notice upon the occurrence of certain circumstances without cause subject to a specified notice period. Accordingly, even if we believe that the development of product candidates is worth pursuing, our partners may choose not to continue with such development. If any of our collaborations are terminated, we may not receive additional milestones or royalties under those collaborations. In addition, we may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us. For example, in December 2020, we granted to EOC exclusive rights to develop and commercialize FYARRO in the EOC Licensed Territory. Under the EOC License Agreement, we received an upfront payment and were eligible to receive regulatory and sales-based milestone payments upon the occurrence of certain milestone events totaling $257 million, as well as tiered royalties based on annual net sales of FYARRO. In addition, EOC was responsible for development, regulatory submissions, and commercialization in China, Hong Kong, Macau and Taiwan (collectively, the “EOC Territory”). On June 27, 2022, EOC elected to terminate the EOC License Agreement, effective immediately, due to alleged material breaches by us. We disagree with, and continue to dispute, EOC’s allegations of material breach and do not believe that EOC had a right to terminate the EOC License Agreement for material breach, and accordingly believe that the termination of the EOC License Agreement is a termination for convenience. EOC had the right to terminate the agreement for convenience upon 120 days advance written notice. We waived such notice period in connection with EOC's termination notice and, as a result, the EOC License Agreement was terminated effective June 27, 2022. Under the EOC License Agreement, we relied on EOC for a substantial portion of the financial resources and for the development, regulatory, and commercialization activities for FYARRO in the EOC Territory. In addition, EOC's termination of the EOC License Agreement prior to completing development or commercialization of the FYARRO under the collaboration adversely impacts the potential approval and our revenue from the licensed product in the EOC Territory and we will not receive future revenues from the collaboration. It may be necessary for us to assume the responsibility at our own expense for the development of FYARRO in the EOC Territory or find another partner for the territory. In that event, we would likely need to seek additional funding and our potential to generate future revenues from FYARRO could be significantly reduced and our business could be materially and adversely harmed.
Future efforts for additional alliances or collaborations may also require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Furthermore, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction
If we cannot maintain successful collaborations, our business, financial condition, and operating results may be adversely affected.
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
•the issuance of our equity securities;
•assimilation of operations, intellectual property, and products of an acquired company, including difficulties associated with integrating new personnel;
•the diversion of our management’s attention from our existing programs and initiatives in pursuing such a strategic transaction;
•retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
•our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.
In addition, if we undertake acquisitions or pursue partnerships in the future, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.
If we decide to establish collaborations but are not able to establish those collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.
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
If we enter into any collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving our product candidates would pose numerous risks to us, including the following:
•collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;
•collaborators may deemphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a business combination or sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than us;
•a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of FYARRO or any other product candidate that we may develop in the future, if approved, relative to other products;
•we may grant exclusive rights to our collaborators that would prevent us from collaborating with others;
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
•disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
•collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all;
•collaborators may not provide us with timely and accurate information regarding development progress and activities under the collaboration or may limit our ability to share such information, which could adversely impact our ability to report progress to our investors and otherwise plan our own development of our product candidates;
•collaborators may own or co-own intellectual property covering our products that results from us collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and
•a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws, resulting in civil or criminal proceedings.
Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements. For example, on June 27, 2022, EOC elected to terminate the EOC License Agreement, effective immediately, due to alleged material breaches by us. We disagree with, and continue to dispute, EOC’s allegations of material breach and do not believe that EOC had a right to terminate the EOC License Agreement for material breach, and accordingly believe that the termination of the EOC License Agreement is a termination for convenience. EOC had the right to terminate the agreement for convenience upon 120 days advance written notice. We waived such notice period in connection with EOC's termination notice and, as a result, the EOC License Agreement was terminated effective June 27, 2022. Under the EOC License Agreement, we relied on EOC for a substantial portion of the financial resources and for the development, regulatory, and commercialization activities for FYARRO in the EOC Territory. In addition, EOC’s termination of the EOC License Agreement prior to completing development or commercialization of the FYARRO under the collaboration adversely impacts the potential approval and our revenue from the licensed product in the EOC Territory and we will not receive future revenues from the collaboration. It may be necessary for us to assume the responsibility at our own expense for the development of FYARRO in the EOC Territory or find another partner for the territory. In that event, we would likely need to seek additional funding and our potential to generate future revenues from FYARRO could be significantly reduced and our business could be materially and adversely harmed.
General Risks
Litigation and legal proceedings, including the EOC dispute, may substantially increase our costs and harm our business.
As described in Note 13 (Commitments and contingencies) to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have been, are, and may in the future become, party to lawsuits and legal proceedings including, without limitation, actions and proceedings in the ordinary course of business relating to our collaboration partners, directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. In the Request for Arbitration, EOC claims that we breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing and clinical development information to EOC. As a result, EOC is seeking monetary damages. The arbitration process is ongoing.

The expense of defending against such litigation and legal proceedings may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such lawsuits or legal proceedings is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Litigation and legal proceedings are subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition.
Our stock price is volatile.
The market price of our common stock could be subject to significant fluctuations. From the completion of the Merger through June 30, 2022, the market price for our common stock ranged from a low of $11.00 to a high of $32.99. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
•our ability to obtain regulatory approvals for FYARRO in other indications or for any other product candidates that we may develop in the future, and delays or failures to obtain such approvals;
•the failure of FYARRO or any product candidates that we may develop in the future, if approved for marketing and commercialization, to achieve commercial success;
•any inability to obtain adequate supply of FYARRO or any of our product candidates that we may develop in the future or the inability to do so at acceptable prices;
•the entry into, or termination of, key agreements, including key licensing, supply or collaboration agreements;
•adverse regulatory authority decisions;
•the initiation of material developments in, or conclusion of, disputes or litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;
•changes in laws or regulations applicable to FYARRO or any of our product candidates that we may develop in the future;

•the results of current, and any future, nonclinical or clinical trials of FYARRO or any of our product candidates that we may develop in the future;
•announcements by commercial partners or competitors of new commercial products, clinical progress (or the lack thereof), significant contracts, commercial relationships, or capital commitments;
•failure to meet or exceed financial and development projections we may provide to the public;
•failure to meet or exceed the financial and development projections of the investment community;
•the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including deteriorating market conditions due to investor concerns regarding inflation and hostilities between Russia and Ukraine;
•adverse publicity relating to our markets, including with respect to other products and potential products in such markets;
•the introduction of technological innovations or new therapies competing with our products and potential products;
•announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•the loss of key employees;
•significant lawsuits, including patent or stockholder litigation;
•if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our business and stock;
•changes in the market valuations of similar companies;
•general and industry-specific economic conditions potentially affecting our research and development expenditures;
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
Following the recently completed Merger, we have incurred and expect to continue to incur significant additional legal, accounting and other expenses as a publicly traded company that we did not incur as a privately held company, including costs associated with public company reporting requirements. The obligations of being a public company in the United States require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Nasdaq listing requirements. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. For example, some of our management have not previously managed and operated a public company. Thus, our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems. In addition, these rules and regulations may also make it difficult and expensive for us to obtain and maintain director’s and officer’s liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers, which may adversely affect investor confidence in and could cause our business or stock price to suffer.
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
If Nasdaq delists our shares of common stock from trading on its exchange for failure to meet Nasdaq’s listing standards, we and our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of new and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

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

AADI BIOSCIENCE, INC.

Date: August 10, 2022	By:	/s/ Scott Giacobello
Scott Giacobello
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)