Form 10-Q
period 2022-09-30
Aadi Bioscience, Inc.
filed 2022-11-09
CIK 1422142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2022, the registrant had 24,395,117 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
AADI BIOSCIENCE, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)
(Unaudited)

	September 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$134,815	$148,989
Short-term investments	48,192	—
Accounts receivable, net	2,261	—
Inventory	734	—
Prepaid expenses and other current assets	3,861	2,283
Total current assets	189,863	151,272
Property and equipment, net	457	57
Operating lease right-of-use assets	1,573	557
Intangible asset, net	—	3,811
Other assets	2,210	2,213
Total assets	$194,103	$157,910

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,920	$6,439
Accrued liabilities	13,597	8,703
Operating lease liabilities, current portion	374	131
Total current liabilities	17,891	15,273
Operating lease liabilities, net of current portion	1,347	474
Due to licensor (Note 8)	5,757	5,757
Total liabilities	24,995	21,504
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 24,395,117 and 20,894,695 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	358,490	279,089
Accumulated other comprehensive loss	(99)	—
Accumulated deficit	(189,285)	(142,685)
Total stockholders’ equity	169,108	136,406
Total liabilities and stockholders’ equity	$194,103	$157,910
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share data and earnings per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue
Product sales, net	$4,245	$—	$9,989	$—
Grant revenue	—	—	—	120
Total revenue	4,245	—	9,989	120
Operating expenses
Selling, general and administrative	9,915	7,401	29,069	8,793
Research and development	8,773	5,754	23,292	12,443
Cost of goods sold	593	—	1,113	—
Impairment of acquired contract intangible asset	—	74,156	3,724	74,156
Total operating expenses	19,281	87,311	57,198	95,392
Loss from operations	(15,036)	(87,311)	(47,209)	(95,272)
Other income (expense)
Change in fair value of convertible promissory notes	—	380	—	1,585
Gain upon extinguishment of debt	—	—	—	196
Interest income	620	—	791	1
Interest expense	(58)	(157)	(173)	(608)
Total other income, net	562	223	618	1,174
Loss before income tax expense	(14,474)	(87,088)	(46,591)	(94,098)
Income tax expense	—	—	(9)	(2)
Net loss	(14,474)	(87,088)	(46,600)	(94,100)
Other comprehensive loss:
Change in unrealized loss on short-term investments	(99)	—	(99)	—
Comprehensive loss	$(14,573)	$(87,088)	$(46,699)	$(94,100)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(9.17)	$(2.21)	$(19.37)
Weighted average number of common shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	21,269,163	9,510,379	21,052,786	4,890,556
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Amounts in thousands, including share amounts)
(Unaudited)

	For the Three and Nine Months Ended September 30, 2022
	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Par Value
Balance at January 1, 2022	20,895	$2	$279,089	$—	$(142,685)	$136,406
Share-based compensation expense	—	—	1,781	—	—	1,781
Issuance of common stock upon exercise of warrants	7	—	54	—	—	54
Issuance of common stock upon exercise of stock options	40	—	244	—	—	244
Net loss	—	—	—	—	(13,857)	(13,857)
Balance at March 31, 2022	20,942	2	281,168	—	(156,542)	124,628
Share-based compensation expense	—	—	2,235	—	—	2,235
Issuance of common stock upon exercise of stock options	75	—	136	—	—	136
Net loss	—	—	—	—	(18,269)	(18,269)
Balance at June 30, 2022	21,017	2	283,539	—	(174,811)	108,730
Share-based compensation expense	—	—	2,757	—	—	2,757
Issuance of common stock upon exercise of stock options	5	—	16	—	—	16
Private placement, net of transaction costs	3,373	—	72,178	—	—	72,178
Other comprehensive loss	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	(14,474)	(14,474)
Balance at September 30, 2022	24,395	$2	$358,490	$(99)	$(189,285)	$169,108

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (continued)
(Amounts in thousands, including share amounts)
(Unaudited)

	For the Three and Nine Months Ended September 30, 2021
					Stockholders' Equity (Deficit)
	Series Seed Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Par Value
Balance at January 1, 2021	734	$—	7,212	$1	2,542	$1	$20,161	$(32,595)	$(12,432)
Share-based compensation expense	—	—	—	—	—	—	36	—	36
Net loss	—	—	—	—	—	—	—	(5,476)	(5,476)
Balance at March 31, 2021	734	—	7,212	1	2,542	1	20,197	(38,071)	(17,872)
Share-based compensation expense	—	—	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	—	(1,536)	(1,536)
Balance at June 30, 2021	734	$—	7,212	1	2,542	1	20,236	(39,607)	(19,369)
Issuance of common stock upon exercise of stock options	—	—	—	—	61	—	745	—	745
Issuance of common stock to PIPE Investors, net of issuance costs	—	—	—	—	11,853	1	145,383	—	145,384
Issuance of common stock to former stockholders of Aerpio upon Merger	—	—	—	—	3,209	—	105,888	—	105,888
Conversion of convertible promissory note into common stock upon Merger	—	—	—	—	698	—	9,130	—	9,130
Conversion of convertible preferred stock into common stock upon Merger	(734)	—	(7,212)	(1)	2,520	—	—	—	(1)
Share-based compensation expense	—	—	—	—	—	—	648	—	648
Cumulative dividends paid on Series A preferred stock	—	—	—	—	—	—	(4,412)	—	(4,412)
Net loss	—	—	—	—	—	—	—	(87,088)	(87,088)
Balance at September 30, 2021	—	$—	—	$—	20,883	$2	$277,618	$(126,695)	$150,925
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(46,600)	$(94,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of acquired contract intangible asset	3,724	74,156
Share-based compensation expense	6,773	723
Amortization of premiums and discounts on short-term investments, net	(149)	—
Change in fair value of convertible promissory notes	—	(1,585)
Non-cash interest expense	—	584
Gain upon extinguishment of debt	—	(196)
Non-cash lease expense	270	133
Depreciation and amortization expense	113	33
Changes in operating assets and liabilities:
Accounts receivable	(2,261)	14,149
Inventory	(734)	—
Prepaid expenses and other current assets	(1,578)	(526)
Other non-current assets	365	430
Operating lease liability	(170)	(121)
Accounts payable and accrued liabilities	1,917	4,860
Other liabilities	—	(8,535)
Net cash used in operating activities	(38,330)	(9,995)
Cash flows from investing activities:
Purchases of property and equipment	(366)	—
Purchase of short-term investments	(48,141)	—
Cash acquired in connection with the Merger	—	29,700
Transaction expenses related to the Merger	—	(4,501)
Net cash (used in) provided by investing activities	(48,507)	25,199
Cash flows from financing activities:
Proceeds from sale of common stock and prefunded warrants	72,500	—
Issuance of common stock upon exercise of stock options	396	745
Issuance of common stock to PIPE Investors	—	155,000
Costs incurred in connection with issuance of common stock	—	(9,617)
Dividends paid	—	(4,412)
Issuance of common stock upon exercise of warrants	54	—
Deferred offering costs paid for financing	(223)	—
Net cash provided by financing activities	72,727	141,716
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,110)	156,920
Cash, cash equivalents and restricted cash at beginning of year	148,989	4,455
Cash, cash equivalents and restricted cash, end of period	$134,879	$161,375
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid during the period	$173	$—
Taxes paid during the period	$9	$—
Issuance of common stock upon Merger	$—	$105,888
Conversion of promissory note into common stock upon Merger	$—	$9,130
Supplemental disclosure of non-cash activities:
Costs incurred in connection with Private Placement included in accounts payable	$322	$—
Deferred transaction costs included in accounts payable and accrued liabilities	$75	$—
Accrued property and equipment	$60	$—
Operating lease liability arising from obtaining right-of-use asset	$1,210	$610

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
In connection with the closing of the Merger, Private Aadi’s board of directors declared a 4% cumulative dividend on its preferred stock of $4.4 million which was paid at the Effective Time.
Contingent Value Rights and Contingent Value Rights Agreement
In connection with the Merger, the Company entered into a Contingent Value Rights Agreement, dated as of August 26, 2021 (the “CVR Agreement”), with a legacy director of the Company, as Holder Representative (as defined in the CVR Agreement), and American Stock Transfer & Trust Company, LLC, as Rights Agent (as defined in the CVR Agreement), in accordance with the terms of the Merger Agreement. The CVR Agreement entitled each holder of Aerpio common stock as of immediately prior to the closing of the Merger (each, a “CVR Holder”) to receive one contingent value right (“CVR”) for each outstanding share of the Company common stock held by such CVR Holder as of immediately prior to the closing of the Merger, each representing the right to receive certain net proceeds, if any, derived from the CVR completed during a CVR Payment Period, which means successive six-month periods, prior to the expiration of the CVR Term (as defined in the CVR Agreement), with any potential payment obligations continuing until the earlier of (a) the 20-year anniversary of the Effective Time and (b) the time at which the license agreement dated June 24, 2018, as amended (the “Gossamer License Agreement”) with Gossamer Bio, Inc. (“Gossamer”), the underlying basis for the CVR, has expired or been terminated.
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
Based on the Notice of Termination, the Company fully impaired the Gossamer License Agreement intangible asset during the nine months ended September 30, 2022. In connection with the termination of the Gossamer License Agreement, the CVR Agreement, pursuant to which the CVRs were issued to legacy holders of common stock of Aerpio immediately prior to the Merger, automatically terminated in accordance with its terms and the CVRs were automatically cancelled and forfeited without any consideration or payment, in each case effective July 24, 2022.
PIPE Financing and Subscription Agreement
On May 16, 2021, the Company entered into a subscription agreement (“Subscription Agreement”) with certain investors (the “PIPE Investors”), pursuant to which it would sell shares of its Common Stock concurrently with the closing of the Merger (the “PIPE Financing”). At the closing of the PIPE Financing, the Company entered into a Registration Rights Agreement, dated August 26, 2021 (“Registration Rights Agreement”), with the PIPE Investors. The PIPE Investors purchased an aggregate of 11,852,862 shares of common stock of the Company (the “PIPE Shares”) for an aggregate purchase price of $155.0 million pursuant to the Subscription Agreement (“PIPE Financing”). The aggregate net proceeds for the issuance and sale of the PIPE Shares were $145.4 million, after deducting certain expenses incurred that were direct and incremental to the issuance of the PIPE Shares.
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
Private Placement Financing
On September 22, 2022, the Company entered into a securities purchase agreement (“Purchase Agreement”) with certain investors (“Private Placement Investors”) for a private placement of shares of common stock and pre-funded warrants to purchase shares of common stock (the “Private Placement Financing”). Upon the closing of the Private Placement Financing on September 26, 2022, the Company sold (i) 3,373,526 shares of its common stock at a purchase price of $12.50 per share, and (ii) 2,426,493 pre-funded warrants (the “Pre-Funded Warrants”) to purchase shares of common stock at a purchase price of $12.4999 per pre-funded warrant. The Pre-Funded Warrants have an exercise price of $0.0001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise; provided, that the holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The aggregate net proceeds for the Private Placement Financing were $72.2 million after deducting certain expenses incurred that were direct and incremental to the issuance of the shares of $0.3 million.
On September 26, 2022, the Company and the Private Placement Investors entered into a Registration Rights Agreement, (the “Private Placement Registration Rights Agreement”), providing for the registration for resale of the securities sold under the Purchase Agreement, including the shares issuable upon the exercise of the Pre-Funded Warrants, that are not then registered on an effective registration statement, pursuant to a registration statement filed with the Securities and Exchange Commission (the “SEC”). The Company filed a resale registration statement with the SEC on October 26, 2022.
The Company has granted the Private Placement Investors customary indemnification rights in connection with the Private Placement Registration Rights Agreement. The Purchasers have also granted the Company customary indemnification rights in connection with the Private Placement Registration Rights Agreement.
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
The Company has experienced net losses since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $189.3 million as of September 30, 2022 and net loss of $14.5 million and $46.6 million for the three and nine months ended September 30, 2022, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital through the issuance of convertible promissory notes, grant funding, the sale of securities, and proceeds from license agreements.
The Company had cash, cash equivalents and short-term investments of $183.0 million at September 30, 2022. Management believes the Company’s current cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report.
On March 17, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering prices of up to $75.0 million through Cowen as its sales agent. As of September 30, 2022, no shares of common stock had been sold under this Sales Agreement.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements, and the related disclosures, have been prepared in accordance with GAAP and SEC regulations and, in the opinion of management include all adjustments necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows for each period presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). All adjustments are of a normal recurring nature. The Company’s condensed consolidated financial statements are stated in U.S. dollars.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2022.
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
Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on short-term investments. Comprehensive loss has been reflected in the statements of operations and comprehensive loss for all periods presented.
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

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid marketable securities purchased with original maturities of three months or less at the time of purchase date to be cash equivalents. As of September 30, 2022 and December 31, 2021, cash and cash equivalents included money market investments totaling $126.1 million and $140.0 million, respectively. Restricted cash consists of a letter of credit secured by restricted cash in connection with one of the Company's office leases described in Note 7, and is included in other assets on the condensed consolidated balance sheet. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows (amounts in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$134,815	$148,989
Restricted cash, non-current	64	—
Total cash, cash equivalents and restricted cash	$134,879	$148,989
Short-Term Investments
The Company’s short-term investments consist of various types of securities, including United States government, commercial paper and corporate debt securities. The Company classifies its short-term investments as available-for-sale and records such assets at estimated fair value in the condensed consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. Dividend and interest income are recognized when earned. The Company classifies short-term investments with remaining maturities greater than one year as current assets because such short-term investments are available to fund the Company’s current operations. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the investment sold. There were no realized gains and losses during any of the periods presented. The Company may sell these securities at any time for use in current operations.
At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. When the Company determines that a decline in the fair value below its cost basis is other-than-temporary, the Company recognizes an impairment loss in the period in which the other-than-temporary decline occurred. There have been no other-than-temporary impairments recognized during any of the periods presented. See Note 4 (Short-Term investments) for further information
Fair Value Option
The Company has elected the fair value option to account for its convertible promissory notes issued. The Company records these convertible promissory notes at fair value with changes in fair value recorded in the statements of operations and comprehensive loss. As of September 30, 2022, there were no convertible notes outstanding as they were converted to shares of Private Aadi common stock immediately prior to the closing of the Merger.
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
Accounts Receivable, Net
Accounts receivable are recorded net of customer allowances for chargebacks and allowance for doubtful accounts. Allowance for chargebacks is based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. As of September 30, 2022, $0.1 million of customer allowances for chargebacks was recorded. No allowances were recorded as of December 31, 2021.
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

September 30, 2022
Raw materials	$19
Work in process	513
Finished goods	202
Total	$734
Property and Equipment, Net
Property and equipment, consisting of computers, furniture and fixtures, office equipment, construction in process and leasehold improvements are stated at cost, less accumulated depreciation. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Such costs are periodically reviewed for recoverability when impairment indicators are present.
Intangible Asset, Net
The Company’s intangible asset consisted of a single asset, the Gossamer License Agreement, assumed in the Merger. The intangible asset was stated at fair value and amortized using the straight-line method over its estimated useful life of 14.3 years. During the three and nine months ended September 30, 2021, the acquired intangible asset was reduced to the contract intangible asset to its estimated fair value of $3.9 million at the Effective Time. During the nine months ended September 30, 2022, the intangible asset's fair value was reduced to zero based on the termination of the Gossamer License Agreement effective July 24, 2022 (see Note 5).
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property, equipment, and the intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. An impairment was recorded for the long-lived intangible asset during the nine months ended September 30, 2022 based on the termination of the Gossamer License Agreement effective July 24, 2022 (see Note 5).
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
Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. As the Company’s leases do not typically provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. For finance leases, depreciation expense is recognized for the leased asset acquired and interest expense is recognized related to the portion of the financing in the statements of operations and comprehensive loss. For operating leases, lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expense in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient to not separate between lease and non-lease components.
Commitments and Contingencies
The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of September 30, 2022 and December 31, 2021.
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
The total amount deducted from gross product sales for the allowances described above for the three and nine months ended September 30, 2022 was $0.8 million and $1.8 million, respectively.
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
Share-Based Compensation
The Company recognizes all stock-based payments to employees, including grants of employee stock options in the condensed consolidated statements of operations and comprehensive loss based on their fair values. All of the Company’s share-based awards, to employees, non-employees, officers, and directors, are subject only to service-based vesting conditions. The Company estimates the fair value of its stock-based awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Options granted during the year have a maximum contractual term of ten years. Forfeitures are recognized and accounted for as they occur.
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
Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Basic shares outstanding includes the weighted average effect of the Company's Pre-Funded Warrants issued in September 2022, the exercise of which requires little or no consideration for the delivery of shares of common stock. Basic and diluted weighted average shares of common stock outstanding for the three and nine months ended September 30, 2022, includes the weighted average effect of 2,426,493 Pre-Funded Warrants for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.0001 per share.
The following table computes the computation of the basic and diluted net loss attributable to common stockholders during the three and nine months ended September 30, 2021 (amounts in thousands except share and per share data). There were no cumulative dividends or other adjustments to net loss attributable to common stockholder during the three and nine months ended September 30, 2022.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Numerator:
Net loss	$(87,088)	$(94,100)
Cumulative dividends on convertible preferred stock	(154)	(647)
Net loss attributable to common stockholders	$(87,242)	$(94,747)

Denominator:
Weighted-average common shares outstanding	9,510,379	4,890,556

Net loss per share attributable to common stockholders, basic and diluted	$(9.17)	$(19.37)
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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive (amounts in thousands):

	Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	2,938	1,298
Warrants to purchase common stock	29	37
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

3. Fair Value Measurement
The Company determines the fair value of its short-term investments based on one or more valuations from its investment accounting and reporting service provider. The investment service provider values the securities using a hierarchical security pricing model that relies primarily on valuations provided by an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets, yield curves, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, and broker and dealer quotes, as well as other relevant economic measures.
The following table sets forth the recurring fair value of the Company’s financial assets and liabilities, allocated into the Level 1, Level 2 and Level 3 hierarchy that were measured at fair value on a recurring basis (amounts in thousands):

	Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$126,058	$—	$—	$126,058
U.S. government treasury bills	24,929	—	—	24,929
Commercial paper (2)	—	21,996	—	21,996
Corporate bonds	—	3,013	—	3,013
Total financial assets	$150,987	$25,009	$—	$175,996

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$140,032	$—	$—	$140,032
(1)Included in cash and cash equivalents in the accompanying balance sheets.
(2)$1.7 million of commercial paper included in cash and cash equivalents in the accompanying balance sheets.

Intangible Asset Impairment
During the three and nine months ended September 30, 2021, the Company recognized an impairment of $74.2 million of the contract intangible asset acquired in connection with the Merger and reduced the contract intangible asset to its estimated fair value of $3.9 million at the Effective Time. This represented a Level 3 fair value measurement as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.
During the nine months ended September 30, 2022, upon receipt of the Notice of Termination, the Company impaired the contract intangible asset by $3.7 million to its estimated fair value of zero (which represented a Level 3 fair value measurement) based on receipt of the formal notice of termination from Gossamer for the Gossamer License Agreement.
4. Short-Term Investments
The Company's short-term investments, which consist of highly liquid securities, are classified as available-for-sale and are stated at fair value. The following table summarizes the Company's short-term investments (in thousands):

	Maturity (In Years)	Amortized Cost	Unrealized Losses	Fair Value
Money market funds		$126,058	$—	$126,058
U.S. government treasury bills	Less than 1	25,000	(71)	24,929
Commercial paper	Less than 1	21,996	—	21,996
Corporate bonds	Less than 1	3,041	(28)	3,013
Total		$176,095	$(99)	$175,996
There were no gross unrealized gains and unrealized losses for cash equivalents and investments as of December 31, 2021.
5. Intangible Asset
The Company recorded a long-lived contract intangible asset as a result of the Merger, related to the Gossamer License Agreement, which was assumed in the Merger. In accordance with GAAP, for asset acquisitions, the excess purchase price over the fair value of the acquired assets and liabilities was ascribed to the acquired contract intangible asset. Due to the significant excess purchase price being allocated over the fair value of the acquired contract intangible asset, the Company determined that an indicator of impairment was present. The contract intangible asset was assessed for recoverability using an undiscounted cash flow model, which resulted in undiscounted cash flows below the carrying amount. At the Effective Time, the Company recognized an impairment of $74.2 million to bring the carrying amount of the contract intangible asset down to its estimated fair value of $3.9 million. The fair value estimate of the intangible asset relating to contingent cash flows expected from the out-licensing arrangement, of which 90% of any future net cash proceeds would be remitted to CVR Holders and paid through the CVRs. The useful life of the intangible asset was estimated to be approximately 14.3 years.
On April 25, 2022, the Company received a formal notice of termination from Gossamer for the Gossamer License Agreement, relating to Gossamer’s GB004 product candidate, a legacy product candidate of the Company's predecessor, Aerpio, after Gossamer announced that its Phase 2 SHIFT-UC clinical trial studying GB004 in patients with mild-to-moderate active ulcerative colitis did not meet the primary or secondary endpoints at week 12 and the study was being terminated for lack of treatment benefit. The Gossamer License Agreement terminated effective July 24, 2022. Based on the termination of the Gossamer License Agreement, the Company fully impaired the intangible asset, $3.7 million, of which the Gossamer License Agreement is the underlying asset, during the nine months ended September 30, 2022.
Amortization expense was $0 and $87,000 for the three and nine months ended September 30, 2022, respectively, and $26,000 for the three and nine months ended September 30, 2021.
The following table shows the amortization expense and impairment of the finite lived intangible asset for the nine months ended September 30, 2022 (amounts in thousands):

Nine Months Ended September 30, 2022
Intangible asset, December 31, 2021	$3,811
Less amortization	(87)
Impairment of contract intangible	(3,724)
Intangible asset, net, September 30, 2022	$—

6. Accrued Liabilities
Details of accrued liabilities are presented as follows (amounts in thousands):

	September 30, 2022	December 31, 2021
Accrued bonus	$3,752	$1,465
Advanced customer payments	2,307	—
Accrued clinical	2,225	2,507
Accrued contract manufacturing	1,543	2,287
Accrued salaries and payroll	1,286	152
Accrued professional fees	1,013	1,948
Accrued other - sales related	1,009	—
Accrued other	462	344
Total accrued liabilities	$13,597	$8,703
7. Operating Lease
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
The following table summarizes information related to the Company’s lease (amounts in thousands):

	September 30, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets	$1,573	$557

Liabilities:
Operating lease liabilities, current	$374	$131
Operating lease liabilities, non-current	1,347	474
Total operating lease liabilities	$1,721	$605

Rent expense is being recorded on a straight-line basis. Rent expense for the three and nine months ended September 30, 2022 and 2021 is presented on the following table (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating leases rent expense	$112	$47	$270	$138
Cash paid for leases and included in operating cash flows for the three and nine months ended September 30, 2022 and 2021 is presented on the following table (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid included in operating cash flows	$80	$37	$170	$127
The future minimum lease payments required under the operating lease as of September 30, 2022, are summarized below (amounts in thousands):

Future Minimum Lease Payments:
2022	$121
2023	489
2024	502
2025	310
2026	230
Thereafter	388
Total minimum lease payments	$2,040
Less: amount representing interest	$(319)
Present value of operating lease liabilities	$1,721
Less: operating lease liabilities, current	$(374)
Operating lease liabilities, non-current	$1,347
Remaining lease term (in years)	4.77
Incremental borrowing rate	7.45%
8. License Agreements
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
Under the terms of the Celgene License Agreement, Celgene is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. During three and nine months ended September 30, 2022, $0.3 million and $0.7 million in royalties were accrued on net product sales recognized during the three and nine months ended September 30, 2022, respectively. However, no payments related to milestones were paid during the three and nine months ended September 30, 2022 or 2021.
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
On December 8, 2020, the Company entered into a license agreement (“EOC License Agreement”) with EOC Pharma (Hong Kong) Limited (“EOC”) under which the Company received $14.0 million in January 2021 in non-refundable upfront consideration as partial payment for the rights and licenses granted to EOC by the Company for the further development and commercialization of FYARRO in the People’s Republic of China, Hong Kong Special Administration Region, Macao Special Administrative Region and Taiwan (the “Licensed Territory”). In accordance with the Celgene License Agreement, the Company is required to pay 20% of all sublicense fees to Celgene. As such, the Company recognized $2.8 million of license expense in the year ended December 31, 2020 and had a corresponding $2.8 million sublicense payable to Celgene on the balance sheet as of December 31, 2020, which was paid during the nine months ended September 30, 2021.
During the year ended December 31, 2021, the Company recognized license revenue and received $1.0 million from EOC for achieving the FDA approval milestone on November 22, 2021. In accordance with the Celgene License Agreement, the Company recognized $0.2 million of license expense in the year ended December 31, 2021 and had a corresponding $0.2 million sublicense payable to Celgene on the balance sheet as of December 31, 2021, which was paid in the nine months ended September 30, 2022.
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
9. Convertible Notes
Private Aadi received $8.1 million in October 2019 (“October 2019 Convertible Notes”) and $1.0 million in January 2020 for the proceeds in connection with the issuance of convertible promissory notes (“January 2020 Convertible Notes,” and together with October 2019 Convertible Notes “Convertible Notes”). The October 2019 Convertible Notes were issued to existing equity holders of Private Aadi. The Convertible Notes originally had a maturity date of one year from the date of issuance and an escalating interest rate of 6% per annum for the first four months following the effective date of the loan agreement, 8% per annum for the fifth and sixth months, and 10% per annum for the remaining six months of the note term until maturity at twelve months.
In November 2020, Private Aadi entered into an amendment to the Convertible Notes, whereby the term was extended from one year to two years. The amendment was accounted for as a debt modification.
In May 2021, Private Aadi entered into an amendment to the Convertible Notes, whereby upon the closing of the Merger (see Note 1), the outstanding principal amount of the Convertible Notes and all accrued and unpaid interest as of immediately prior to the closing of the Merger would automatically convert into fully paid and nonassessable shares of Private Aadi common stock at a price per share equal to $4.80 and would be concurrently exchanged for shares of the Company’s common stock based on the Exchange Ratio. In conjunction with the closing of the Merger on August 26, 2021, the outstanding Convertible Notes were converted into shares of Private Aadi common stock which were concurrently exchanged for 698,018 shares of the Company’s common stock based on the Exchange Ratio. At the date of conversion, the Convertible Notes were marked to market and valued at $9.5 million, resulting in a gain on conversion of $0.4 million in the year ended December 31, 2021.
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
11. Stockholders’ Equity (Deficit)
Preferred Stock
As of September 30, 2022 and December 31, 2021, under the Company’s certificate of incorporation, as amended and restated, the Company has 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital with no shares outstanding.
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

Common Stock and Pre-Funded Warrants
As of September 30, 2022 and December 31, 2021, the Company had 300,000,000 shares of authorized common stock, par value of $0.0001 per share under the Company's certificate of incorporation, as amended and restated. As of September 30, 2022 and December 31, 2021, the shares of common stock outstanding were 24,395,117 and 20,894,695, respectively.
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
In March 2022, the Company entered into the Sales Agreement with Cowen, with respect to an “at the market offering” program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $75.0 million through Cowen as its sales agent. As of September 30, 2022, no shares of common stock had been sold pursuant to the Sales Agreement.
On September 22, 2022, the Company entered into the Purchase Agreement for the Private Placement Financing with the Private Placement Investors for the sale by the Company of 3,373,526 shares of the Company’s common stock for a price of $12.50 per share and Pre-Funded Warrants to purchase an aggregate of 2,426,493 shares of the Company's common stock at a purchase price of $12.4999 per Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at an exercise price of $0.0001 and will be exercisable until exercised in full. The Private Placement Financing closed on September 26, 2022. Aggregated net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the shares were $72.2 million.
On September 22, 2022, the Company and the Purchasers entered into the Private Placement Registration Rights Agreement providing for the registration for resale of the securities sold under the Purchase Agreement, including the shares issuable upon the exercise of the Pre-Funded Warrants, that are not then registered on an effective registration statement, pursuant to a registration statement filed with the SEC. The Pre-Funded Warrants meet the criteria to be classified within stockholders’ equity.
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
As of September 30, 2022, zero, 314,502, 101,024 and 2,522,069 shares were outstanding under the 2011 Plan, Private Aadi Plan, 2017 Plan and 2021 Plan, respectively.
The following table summarizes the stock option activity during the nine months ended September 30, 2022:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2022	1,749,876	$20.71	8.48	$10,007
Granted	1,508,638	16.37
Exercised	(119,396)	3.31
Expired/cancelled	(201,523)	20.90
Outstanding, September 30, 2022	2,937,595	$19.85	8.78	$3,714
Options exercisable, September 30, 2022	510,324	$14.68	6.11	$2,715
As of September 30, 2022, the aggregate intrinsic value of options outstanding was $3.7 million.
As of September 30, 2022, there was $28.6 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.86 years.
As of September 30, 2022, zero and 746,212 shares were reserved for issuance under the Private Aadi Plan and 2021 Plan, respectively.

Option Awards
During the three months ended September 30, 2022 and 2021, option awards to purchase an aggregate of 299,000 and 669,731 shares of common stock were granted, respectively.
During the nine months ended September 30, 2022 and 2021, option awards to purchase an aggregate of 1,508,638 and 727,620 shares of common stock were granted, respectively.
Compensation Expense Summary
The Company recognized the following compensation cost related to all employee and non-employee stock-based compensation activity for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selling, general and administrative	$1,840	$524	$4,492	$543
Research and development	917	124	2,281	180
Total	$2,757	$648	$6,773	$723
The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Accordingly, the weighted-average fair value of the options granted during the nine months ended September 30, 2022 and 2021 was $9.93 and $19.24 per share, respectively.
The calculation was based on the following assumptions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (years)	6.08	5.27 - 6.08	5.50 - 6.08	5.08 - 6.25
Risk-free interest rate	2.65% - 3.15%	0.84% - 1.15%	1.46% - 3.38%	0.84% - 1.15%
Expected volatility	86.81% - 87.85%	86.02% - 87.27%	85.91% - 87.85%	85.21% - 87.88%
Expected dividend yield	—	—	—	—
In connection with the retirement of an employee of the Company, the Company has modified its previously granted equity awards to continue vesting of 64,436 shares, which would have otherwise been forfeited in May 2022 as a result of such retirement and extended the exercise ability of the former employee’s vested and outstanding options. The incremental stock-based compensation expense was not material for the three and nine months ended September 30, 2022.
Merger Warrants to Purchase Common Stock
The Company had warrants outstanding for the purchase of 29,166 and 36,666 shares of the Company’s common stock at September 30, 2022 and December 31, 2021, respectively (“Merger Warrants”). These Merger Warrants were assumed in the Merger and were issued by Aerpio in October 2019, for the purchase of 40,000 shares (after taking into account the Reverse Stock Split) of the Company’s common stock at an exercise price of $7.29 per share (after taking into account the Reverse Stock Split). These Merger Warrants were fully vested as of the date of the Merger and expire on October 24, 2024. During the three and nine months ended September 30, 2022, zero and 7,500 Merger Warrants were exercised, respectively. At the grant date, the fair value of these awards was determined using a Black-Scholes option pricing model.
The number of shares and the exercise price shall be adjusted for standard anti-dilution events such as stock splits, combinations, reorganizations, or issue shares as part of a stock dividend. The Merger Warrants meet the criteria to be classified within stockholders’ equity.
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
As a result of the evergreen increase described above, a total of 208,946 shares were added to the 2021 ESPP on January 1, 2022. No shares under the 2021 ESPP were issued through September 30, 2022.
14. Income Taxes
The Company recorded income tax expense of zero and $9,000 for the three and nine months ended September 30, 2022 and zero and $2,000 for the three and nine months ended September 30, 2021. The Company continues to maintain a full valuation allowance.
15. Commitments and Contingencies
Legal Proceedings
From time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against the Company. In the Request for Arbitration, EOC claims that the Company breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing and clinical development information to EOC. As a result, EOC is seeking monetary damages. The arbitration process is ongoing. The Company intends to defend itself vigorously in this matter and pursue all relief to which the Company is entitled. The Company is unable to estimate the possible loss or range of loss, therefore no amounts have been accrued as of September 30, 2022.
Purchase Commitments
The Company has ongoing contracts with vendors for clinical trials and contract manufacturing. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of $3.8 million and $4.8 million in its condensed consolidated balance sheet for expenditures incurred by clinical and contract manufacturing vendors as of September 30, 2022 and December 31, 2021, respectively.
At September 30, 2022, the Company had one significant contract with Fresenius Kabi that contains specific activities such as non-cancellable commitments, minimum purchase commitments, or binding annual forecasts.

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
Forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about the business and future financial results of the pharmaceutical industry, and other legal, regulatory and economic developments. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “intend,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “continue,” “likely,” and similar expressions (including their use in the negative) intended to identify forward-looking statements although not all forward-looking statements contain these identifying words. Actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including, but not limited to, those described in Part II, Item 1A (Risk Factors) of this Quarterly Report.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes to those statements thereto appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 17, 2022. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. You should read this Quarterly Report completely, including Part II, Item 1A (Risk Factors) of this Quarterly Report and the “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by our forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
In November 2021, the U.S. Food and Drug Administration (the “FDA”) approved FYARRO sirolimus protein-bound particles for injectable suspension (albumin-bound) for the treatment of adult patients with locally advanced unresectable or metastatic malignant perivascular epithelioid cell tumor (“PEComa”). On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net product sales of $4.2 million and $10.0 million for the three and nine months ended September 30, 2022, respectively.
In addition to advanced malignant PEComa, based on data from our completed Phase 2 registrational study, Advanced Malignant PEComa Trial (“AMPECT”), and our expanded access program, we have initiated a registration-directed tumor-agnostic Phase 2 study (“PRECISION 1”) of FYARRO in patients with Tuberous Sclerosis Complex 1 and 2 (“TSC1 & TSC2”) alterations. We have completed a Type B meeting with the FDA in which we discussed the initial trial design and the PRECISION 1 trial was opened for enrollment in the United States during the first quarter of 2022. Our first patient was dosed in March 2022.
Recent Developments
•Leadership Transition. On November 8, 2022, we announced the appointment of Neil Desai, our founder, director, President and Chief Executive Officer, to Executive Chairman, and Brendan Delaney, our Chief Operating Officer, to President and Chief Executive Officer, effective as of January 1, 2023. Both Dr. Desai and Mr. Delaney will serve on our board of directors after the transition.
•Private Placement Financing. On September 22, 2022, we entered into a securities purchase agreement (“Purchase Agreement”) for a private placement (the “Private Placement Financing”) with certain investors (“Private Placement Investors”). Upon closing the Private Placement Financing on September 26, 2022, we sold (i) 3,373,526 shares of our common stock, at a purchase price of $12.50 per share, and (ii) 2,426,493 pre-funded warrants (the “Pre-Funded Warrants”) to purchase shares of our common stock, at a purchase price of $12.4999 per Pre-Funded Warrant. The Pre-Funded Warrants will have an exercise price of $0.0001 per share of common stock, be immediately exercisable and remain exercisable until exercised in full. In connection with the Private Placement Financing, we entered into a Registration Rights Agreement, dated September 22, 2022 (“Private Placement Registration Rights Agreement”), with the Private Placement Investors. Pursuant to the Private Placement Registration Rights Agreement, on October 26, 2022, we filed a registration statement with the Securities and Exchange Commission (the "SEC") for the registration for resale of the securities sold under the Purchase Agreement, including the shares issuable upon the exercise of the Pre-Funded Warrants.
At the closing of the Private Placement Financing, the total purchase price paid by the Private Placement Investors was approximately $72.2 million, after deducting $0.3 million of our offering expenses. We intend to use the net proceeds from the Private Placement Financing to fund working capital and other general corporate purposes.
•Mirati Collaboration. In October 2022, we entered into a collaboration and supply agreement with Mirati Therapeutics, Inc. (“Mirati”) to evaluate the combination of Mirati’s adagrasib, a KRASG12C selective inhibitor, and FYARRO in KRAS G12C mutant non-small cell lung cancer (NSCLC) and other solid tumors. Under the terms of the agreement, Mirati will be responsible for sponsoring and operating the Phase 1/2 study and we will supply study drug and jointly share the cost of the study.
The primary objective of this multi-center, single-arm, open-label Phase 1/2 trial is to determine the optimal dose and recommended Phase 2 dose for the combination of adagrasib and FYARRO in patients with KRASG12C-mutant solid tumors. In addition, the study will investigate the safety, tolerability and efficacy of adagrasib and FYARRO in combination in patients both with and without prior exposure to a KRASG12C inhibitor. The trial will build on preclinical data showing enhanced anti-tumor efficacy with the combination of adagrasib and FYARRO relative to either agent alone.
Celgene License Agreement
In April 2014, Private Aadi entered into a license agreement (the “Celgene License Agreement”) with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, now Bristol-Myers Squibb Company (“Celgene”), for exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to ABI-009 (which we refer to as FYARRO). Under the Celgene License Agreement, as amended, Celgene is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. During the three and nine months ended September 30, 2022, we recorded royalties of $0.3 million and $0.7 million, under the terms of this agreement. No payments related to milestones under this agreement were paid during the three and nine months ended September 30, 2022. See Note 8 to the condensed consolidated financial statements for more information about the Celgene License Agreement.
Under the terms of an August 2021 amendment to the Celgene License Agreement, we paid Celgene $5.8 million, representing 50% of the previously outstanding payment obligation under the terms of the Celgene License Agreement, following the effective time of the PIPE financing that occurred in connection with the closing of the reverse acquisition of Aerpio Pharmaceuticals, Inc. Pursuant to the terms of the amendment, the remaining portion of the previously outstanding payment obligation ($5.8 million), which is recorded on our balance sheet as due to licensor, is due on the third anniversary of the effective time of such PIPE financing plus any accrued and unpaid interest due thereon.
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
On June 27, 2022, we received written notice from EOC that EOC has elected to terminate the EOC License Agreement, effective immediately. See Note 8 to the condensed consolidated financial statements for more information about the EOC License Agreement and its termination.
Key Trends and Factors Affecting Comparability Between Periods
•Commercial sale of FYARRO was launched on February 22, 2022, for the treatment of patients with advanced malignant PEComa. We recorded net product sales of $4.2 million and $10.0 million during the three and nine months ended September 30, 2022, respectively.
•We have built a cross-functional commercial team consisting of marketing, market access and commercial operations and will continue to strategically build our sales and our commercial infrastructure with capabilities designed to scale when necessary to support future commercial launches. Expenses related to our commercial launch including personnel expenses, sales support, and marketing are included in selling, general and administrative expenses for the three and nine months ended September 30, 2022. We expect these expenses will continue to increase, as compared to prior periods, with the launch of FYARRO and preparation for potential future launches.

•We continue to build out our research and development team and we expect our research and development costs will increase in 2022, relative to 2021, as a result of significant expenses related to the PRECISION 1 trial which was open to enrollment during the nine months ended September 30, 2022, with the first patient dosed in March 2022.
•As a public company our expenses have increased from prior year as a privately held company, including (i) costs to comply with the rules and regulations of the SEC and those of the Nasdaq Capital Market (“Nasdaq”), (ii) legal, accounting and other professional services, (iii) insurance, (iv) investor relations activities, and (v) other administrative and professional services.
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
Liquidity and Capital Resources
As of September 30, 2022, we had $183.0 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2025. We have incurred net losses in each year since inception and as of September 30, 2022 we had an accumulated deficit of $189.3 million. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, and costs associated with the Merger. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials and identifying and designing product candidates, the regulatory approval process for FYARRO outside the United States and in additional indications and any other product candidates we may develop in the future and the commercial launch of FYARRO.
Basis of Presentation
The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the condensed consolidated balance sheets and statements of operations and comprehensive loss presented herein. The following discussion and analysis are based on our condensed consolidated financial statements contained in this Quarterly Report, which we have prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such condensed consolidated financial statements and the related notes thereto.
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
Impairment of Acquired Contract Intangible Asset
Impairment of acquired contract intangible asset relates to a write down of the acquired contract intangible asset to fair value. During the nine months ended September 30, 2022, we recognized an impairment of $3.7 million to fully impair the contract intangible asset based on Gossamer's termination of the Gossamer License Agreement as a result of Gossamer not meeting its primary or secondary endpoint in the UC-SHIFT clinical trial.
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
Income Tax Expense
During the three and nine months ended September 30, 2022, we recognized zero and $9,000 of income tax expense on the statement of operations, respectively. During the three and nine months ended September 30, 2021, we recognized zero and $2,000 of income tax expense on the statement of operations, respectively. Since our formation in 2011, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations:
The following table presents the results of operations for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Product sales, net	$4,245	$—	$9,989	$—
Grant revenue	—	—	—	120
Total revenue	4,245	—	9,989	120
Operating expenses
Selling, general and administrative	9,915	7,401	29,069	8,793
Research and development	8,773	5,754	23,292	12,443
Cost of goods sold	593	—	1,113	—
Impairment of acquired contract intangible asset	—	74,156	3,724	74,156
Total operating expenses	19,281	87,311	57,198	95,392
Loss from operations	(15,036)	(87,311)	(47,209)	(95,272)
Other income, net	562	223	618	1,174
Loss before income tax expense	(14,474)	(87,088)	(46,591)	(94,098)
Income tax expense	—	—	(9)	(2)
Net loss	$(14,474)	$(87,088)	$(46,600)	$(94,100)
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Product Sales, Net
Our product sales, net consist of sales of FYARRO since its launch in the United States on February 22, 2022. Product sales, net for the three and nine months ended September 30, 2022 were $4.2 million and $10.0 million, respectively. There were no product sales for the three and nine months ended September 30, 2021.
Grant Revenue
Grant revenue amounts can vary from period to period depending on the funding and work performed. Grant revenue decreased by $0.1 million for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to a decrease in the eligible expenses for grant reimbursement incurred during the 2022 period compared to 2021. The period for eligible grant reimbursement with the FDA ended during the nine months ended September 30, 2021. There were no new grants during the nine months ended September 30, 2022.
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2022, were $9.9 million, an increase of $2.5 million, compared to $7.4 million for the three months ended September 30, 2021. The increase was driven by $2.4 million of personnel expenses related to increased headcount, incentive bonuses and share-based compensation and $0.7 million of legal, insurance and other related expenses, offset by a decrease of $0.6 million of consulting expenses.
Selling, general and administrative expenses for the nine months ended September 30, 2022, were $29.1 million, an increase of $20.3 million, compared to $8.8 million for the nine months ended September 30, 2021. The increase was driven by $9.3 million of personnel expenses related to increased headcount, incentive bonuses and share-based compensation, $5.2 million of legal, insurance and other related expenses, $3.2 million of commercial and marketing expenses, and $2.6 million of consulting expenses.

Research and Development Expenses
The following table presents our research and development expenses for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Personnel expenses	$4,800	$885	$12,925	$2,084
Consultants	829	827	3,362	1,341
External clinical development	2,529	1,545	5,425	3,927
Clinical drug product manufacturing	285	2,455	796	4,967
Other expenses	330	42	784	124
Total research and development expenses	$8,773	$5,754	$23,292	$12,443
Research and development expenses for the three months ended September 30, 2022, were $8.8 million, an increase of $3.0 million, compared to $5.8 million for the three months ended September 30, 2021. The increase was primarily driven by a $4.1 million increase in headcount, consultants, and other expenses, and $1.0 million of clinical development expenses related to the PRECISION 1 trial, offset by a decrease of clinical drug product manufacturing of $2.1 million.
Research and development expenses for the nine months ended September 30, 2022, were $23.3 million, an increase of $10.9 million, compared to $12.4 million for the nine months ended September 30, 2021. The increase was primarily driven by $13.5 million in personnel, consulting and other expenses and $1.5 million of clinical development expenses related to the PRECISION 1 trial, offset by a decrease of clinical drug product manufacturing of $4.1 million.
Cost of Goods Sold
Cost of goods sold was $0.6 million and $1.1 million reflecting primarily royalties incurred on product sold during the three and nine months ended September 30, 2022, respectively. There were no cost of goods sold during the three and nine months ended September 30, 2021.
Impairment of Acquired Contract Intangible Asset
During the three and nine months ended September 30, 2022, we recorded zero and a $3.7 million impairment charge to reduce the carrying value of the intangible asset to its fair value of zero, based on a formal notice of termination we received on April 25, 2022 from Gossamer for the Gossamer License Agreement. The Gossamer License Agreement terminated effective July 24, 2022.
During the three and nine months ended September 30, 2021, we recorded a $74.2 million impairment charge to reduce the carrying value of the intangible asset to its fair value to $3.9 million at the Effective Time, as a result of the excess fair value ascribed to the acquired contract intangible asset related to the Merger.
Other Income, Net
Other income, net for the three months ended September 30, 2022 was $0.6 million, compared to $0.2 million for the three months ended September 30, 2021. The change was primarily driven by an increase in interest income during the three months ended September 30, 2022 compared to non-cash expense related to the change in fair value of the convertible promissory notes during the three months ended September 30, 2021.
Other income, net for the nine months ended September 30, 2022 was $0.6 million, compared to $1.2 million, for the nine months ended September 30, 2021. The change was primarily driven by the non-cash expense related to the change in fair value of the convertible promissory notes during the three months ended September 30, 2021 compared to interest expense during the three months ended September 30, 2022.
Liquidity and Capital Resources
Overview
As of September 30, 2022 we had $183.0 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2025.
We have incurred net losses in each year since inception and as of September 30, 2022, we had an accumulated deficit of $189.3 million. Our net losses were $14.5 million and $87.1 million for the three months ended September 30, 2022 and 2021, respectively, and $46.6 million and $94.1 million for the nine months ended September 30, 2022 and 2021, respectively. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, and costs associated with the Merger. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical studies and clinical trials, identifying and designing product candidates, the regulatory approval process for FYARRO outside the United States and in additional indications and any other product candidates we may develop in the future, and the commercial launch of FYARRO. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of FYARRO in additional indications and seek to expand our pipeline.
From inception through September 30, 2022, we received funding of $25.4 million from our initial seed financing and the sale of Series A convertible preferred stock, $9.1 million from the issuance of convertible promissory notes, $145.4 million, net from the PIPE Financing in connection with the Merger, $29.7 million of cash assumed in the Merger, and $72.2 million, net cash proceeds from the Private Placement Financing.
On March 17, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an “at the market offering” pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar value of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of September 30, 2022, no shares of common stock had been sold under the Sales Agreement.
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
On September 22, 2022, the Company entered into the Purchase Agreement for the Private Placement Financing with the Private Placement Investors for the sale by the Company of 3,373,526 shares of the Company’s common stock for a price of $12.50 per share and Pre-Funded Warrants to purchase an aggregate of 2,426,493 shares of the Company's common stock, at a purchase price of $12.4999 per Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at an exercise price of $0.0001 and will be exercisable until exercised in full. The Private Placement Financing closed on September 26, 2022. Aggregated net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the shares were $72.2 million.
The following table presents our cash flows for the periods indicated (amounts in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(38,330)	$(9,995)
Net cash (used in) provided by investing activities	(48,507)	25,199
Net cash provided by financing activities	72,727	141,716
Net (decrease) increase in cash, cash equivalents and restricted cash	$(14,110)	$156,920
Operating Activities
Our cash used in operating activities primarily results from our net loss adjusted for non-cash expenses, changes in working capital components, amounts due to contract research organizations to conduct our clinical programs and employee-related expenditures for research and development and general and administrative activities. Our cash flows from operating activities will continue to be affected by spending to advance and support FYARRO in additional indications in the clinic and other operating and general administrative activities, including operating as a public company.

For the nine months ended September 30, 2022, cash used in operating activities was $38.3 million and resulted from (i) our net loss of $46.6 million, and (ii) $2.5 million net decrease in our working capital accounts, primarily driven by an increase in prepaid expenses, and accounts receivable and inventory related to the commercial launch of FYARRO in February 2022, and a decrease in accounts payable and accrued expenses; offset by non-cash adjustments totaling $10.7 million, which was primarily related to the impairment of the contract intangible asset, share based compensation, depreciation and amortization.
For the nine months ended September 30, 2021, cash provided by operating activities was $10.0 million and resulted from (i) our net loss of $94.1 million, offset by $73.8 million in non-cash expenses related primarily to the impairment of the acquired contract intangible asset of $74.2 million, and (ii) a $10.3 million net increase in our working capital accounts, primarily driven by the receipt of the $14.0 million upfront payment on accounts receivable pursuant to the EOC License Agreement.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2022 related to purchases of fixed assets of $0.4 million and short-term investments of $48.1 million.
Cash provided by investing activities for the nine months ended September 30, 2021 related to cash acquired in connection with the Merger of $29.7 million offset by $4.5 million of transaction related expenses.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2022 related to $72.5 million gross cash proceeds from our Private Placement Financing, $0.4 million from exercise of stock options and $0.1 million from exercise of warrants offset by $0.2 million of deferred financing costs related to the Sales Agreement.
Cash provided by financing activities for the nine months ended September 30, 2021 related to $155.0 million gross cash proceeds from our PIPE Financing and $0.7 million from exercise of stock options, partially offset by $9.6 million of issuance costs related to the PIPE Financing, and $4.4 million of dividends paid to preferred stockholders.
Contractual Obligations and Commitments
In April 2022, we entered into a lease for 10,615 square feet of office space in Morristown, New Jersey. The term of the lease is seventy-three months unless terminated sooner.
Rent expense is being recorded on a straight-line basis. Rent expense related to the Pacific Palisades and Morristown leases was $0.3 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.
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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements.

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
Distribution Fees: Distribution fees include distribution service fees paid to the specialty distributors (“SDs”) and a specialty pharmacy (“SP”) and based on a contractually fixed percentage of the wholesale acquisition cost (“WAC”). Distribution fees are recorded as an offset to product sales based on contractual terms at the time revenue from the sale is recognized.
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

The total amount deducted from gross product sales for the allowances described above for the three and nine months ended September 30, 2022 was $0.8 million and $1.8 million, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this Item.
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2022, we implemented a new Enterprise Resource Planning (“ERP”) system for financial reporting. This was the only change in our internal controls identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
For discussion of legal proceedings, see Item 1 of Part 1, “Condensed Consolidated Financial Statements - Note 15” in this Quarterly Report.
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
•Even following approval and commercialization of FYARRO for the advanced malignant PEComa indication and the Private Placement Financing, we will require additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
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
•Litigation and legal proceedings, including the EOC dispute, may substantially increase our costs and harm our business.

Risks Related to Our Business, Financial Condition and Capital Requirements
We are an early commercial-stage biopharmaceutical company, have a limited operating history and have a single product approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.
We are an early commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have a single product, FYARRO, approved for commercial sale by the FDA in November 2021 and we have generated net product sales of $4.2 million and $10.0 million for the three and nine months ended September 30, 2022, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.
To date, we have devoted substantially all of our resources to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, preparing for commercialization of FYARRO, hiring personnel, raising capital and providing general and administrative support for these operations. Our Phase 2 registrational study of our drug FYARRO (nab-sirolimus) (the “AMPECT trial”) for advanced (metastatic or locally advanced) malignant perivascular epithelioid cell tumors (“PEComa”) has been completed. A rolling New Drug Application (an “NDA”) submission for FYARRO was completed in May 2021, and the U.S. Food and Drug Administration (the “FDA”) accepted our NDA in July 2021 and approved FYARRO for the treatment of advanced malignant PEComa in November 2021. Based on the AMPECT trial and emerging data for FYARRO in other solid tumors with tumor-agnostic Tuberous

Sclerosis Complex 1 and 2 (“TSC1 & TSC2”) alterations, and following discussions with the FDA, we opened enrollment for our tumor-agnostic registration-directed Phase 2 trial (“PRECISION 1”) in malignant solid tumors harboring TSC1 & TSC2 inactivating alterations in the first quarter of 2022. Our other programs are in early preclinical research stages.
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
We have incurred significant net losses since our inception, have only recently begun to generate revenue from product sales and have financed our operations principally through private placements of our convertible preferred stock, federal grants and proceeds from licenses. Our net losses were $14.5 million and $87.1 million for the three months ended September 30, 2022 and 2021, respectively. We had an accumulated deficit of $189.3 million as of September 30, 2022, and $142.7 million as of December 31, 2021. These losses have resulted primarily from costs incurred in connection with research and development activities, costs incurred in connection with commercializing FYARRO and general and administrative costs associated with our operations. We have only one product approved for commercial sale which generated net product sales of $4.2 million for the three months ended September 30, 2022, and we continue to incur significant selling, general and administrative expenses as well as research and development expenses related to our ongoing operations. As a result, we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of commercializing FYARRO, research and development, including identifying and designing additional product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for FYARRO and any future product candidates. We expect our expenses, and the potential for losses, to increase substantially as we commercialize FYARRO, continue to conduct clinical trials of FYARRO and seek to expand our pipeline. The amount of our future expenses and potential losses is uncertain.
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
Even after the Private Placement Financing, we will require additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
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
As of September 30, 2022, we had $183.0 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments will enable us to fund our planned operating expenses and capital expenditures into 2025. Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
We plan to use our cash, cash equivalents and short-term investments to fund the commercialization of FYARRO for the advanced malignant PEComa indication, ongoing and planned clinical trials of FYARRO for other indications such as the TSC1 & TSC2 indications, for manufacturing operations and to fund our other research for other product candidates and development activities, as well as for working capital and other general corporate purposes. Advancing the development of FYARRO and any future product candidate will require a significant amount of capital. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund all of the activities that are necessary to complete the development of FYARRO and any future product candidates.
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
In addition to advanced malignant PEComa, based on data from the completed AMPECT trial and our ongoing expanded access program, we have initiated a registration-directed tumor-agnostic Phase 2 study, PRECISION 1, of FYARRO in patients with malignant solid tumors harboring TSC1 & TSC2 alterations. We completed a Type B meeting with the FDA in which we discussed the initial trial design. The PRECISION 1 trial is now open for enrollment in the United States and the first patient in the trial was dosed in March 2022. Our product development costs could increase if we experience delays. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize FYARRO or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on FYARRO and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of additional clinical development of FYARRO include, among other things:
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
There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to prescription drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024 (the “American Rescue Plan”), the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such laws once we begin commercialization for FYARRO or, after obtaining regulatory approval, any of our other product candidates that we may develop in the future. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize FYARRO or any other product candidates that we may develop in the future if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
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

If we are unable to establish or sustain coverage and adequate reimbursement for FYARRO or any other product candidates that we may develop in the future if approved from third-party payors, the adoption of FYARRO or those other products if approved, the prices of FYARRO or those other products if approved and sales revenue from FYARRO or those other products if approved will be adversely affected, which, in turn, could adversely affect the ability to market or sell FYARRO or any other product candidates that we may develop in the future, if approved. Coverage policies and third-party payor reimbursement rates may change at any time. Further, due to the COVID-19 pandemic, millions of individuals have lost/will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize FYARRO or any other products candidates that we may develop in the future if approved. It is unclear what effect these legislative, executive, and administrative actions and any future healthcare measures and agency rules will have on the number of covered individuals. Even if favorable coverage and reimbursement status is attained for FYARRO or one or more product candidates that we may develop in the future for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
These and other risks associated with our international operations may compromise our ability to achieve or maintain profitability.
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
•the suspension or termination of our clinical trials for various reasons, including non-compliance with regulatory requirements or a finding that our product candidates have undesirable side effects or other unexpected characteristics;
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
In March 2022 and October 2018, we announced that the FDA granted Fast Track designation for FYARRO for the investigation of the treatment of adult and adolescent patients with malignant solid tumors harboring TSC1 & TSC2 alterations and of patients with advanced malignant PEComa, respectively. While the FDA granted us Priority Review of our NDA for FYARRO in patients with advanced malignant PEComa, there is no guarantee that this Fast Track designation for the TSC1 & TSC2 alterations will qualify for or that we will be able to take advantage of the expedited review procedures or that we will ultimately obtain regulatory approval of FYARRO in other indications. Even though we received this Fast Track designation in the past, we may not experience a faster development process, review or approval compared to conventional FDA procedures for other indications for FYARRO. We may also seek Fast Track designation for additional cancer indications or other diseases, and we may not be successful in securing such additional designation or in expediting development if such designations were received. Even if we receive Fast Track designation for additional cancer indications, the FDA may withdraw such Fast Track designation if it believes that the Fast Track designation is no longer supported by data from our clinical development program.
Fast Track designation is designed to facilitate the development and expedite the review of therapies intended for the treatment of a serious or life-threatening condition which demonstrate the potential to address unmet medical needs for the condition. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. If FYARRO for the investigation for the treatment of patients with malignant solid tumors harboring TSC1 & TSC2 alterations, or FYARRO for any other indication or any other product candidates that we may develop in the future that receives Fast Track designation, does not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. The FDA may withdraw any Fast Track Designation at any time. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures and we may not experience a faster development process, review or approval compared to conventional FDA procedures.
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
Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require a pharmaceutical manufacturer to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
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
As of September 30, 2022, we had 76 full-time employees, including 46 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under United States tax law. Our NOLs generated in tax years beginning before January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable United States federal tax law, and therefore could expire unused. Under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of our current year taxable income. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a twenty-year carryforward period. It is uncertain if and to what extent various states will conform to the Tax Act. As of December 31, 2021, after consideration of the NOLs that have been estimated to expire unused under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), we had federal NOL carryforwards of approximately $150.9 million, $44.3 million of which will begin to expire in 2030 and the remaining $106.6 million which do not expire. We also have California NOL carryforwards of approximately $44.4 million available as of December 31, 2021, which begin to expire in 2037.
Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We have experienced such ownership changes in the past and we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which are outside our control. To the extent such limitations will cause NOL and research and development credit carryforwards to expire unused, these tax attributes have been removed from our deferred tax asset. Our ability to utilize our NOLs and certain other tax attributes could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.
United States federal income tax reform could materially adversely affect our financial condition.
Legislation or other changes in United States and international tax laws could increase our tax liability and adversely affect after-tax profitability. For example, the United States recently enacted the Inflation Reduction Act, which implemented a number of changes, including a 1% excise tax on stock buybacks and an alternative minimum tax on adjusted financial statement income. Such enacted and other proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred tax assets in future periods.

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
We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to manufacture supplies of FYARRO or any future product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of FYARRO and product candidates for preclinical studies and clinical trials under the guidance of members of our organization. In the case of FYARRO, we rely on a single third-party manufacturer, Fresenius Kabi, LLC (“Fresenius Kabi”), and currently have no alternative manufacturer in place. On January 13, 2022, we entered into a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product (the “Fresenius Agreement”) with Fresenius Kabi pursuant to which Fresenius Kabi will manufacture FYARRO for intravenous use for us, and we will purchase FYARRO as a finished drug product from Fresenius Kabi, on a purchase-order basis. The Fresenius Agreement will be effective through December 22, 2022 (or such later date as may be agreed between the parties in writing), and we may purchase FYARRO for either clinical or commercial purposes for use in the United States and Canada. The price of FYARRO will be fixed, subject to the ability of Fresenius Kabi to increase pricing under specified circumstances. We also have an obligation to purchase certain minimum quantities of FYARRO and any failure to purchase those minimum quantities will result in an additional payment from us to Fresenius Kabi. We have other supply agreements in place for key raw materials used in the manufacture of FYARRO such as for the drug substance sirolimus and for human albumin, which are key ingredients in the drug product. If we were to engage another third-party manufacturer, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a bridging study, that any new manufacturing process will produce FYARRO or any other product candidate we may develop in the future, if approved, according to the specifications previously submitted to the FDA or another regulatory authority. If we were to experience an unexpected loss of supply of FYARRO or any other product candidate that we may develop in the future for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations in commercializing FYARRO for advanced malignant PEComa, or be required to restart or repeat, any pending or ongoing clinical trials for FYARRO in other indications or for any other product candidates we may develop in the future, in a timely manner or on budget. Moreover, if we are unable to keep up with demand for FYARRO, our revenue could be impaired, market acceptance for FYARRO could be adversely affected.
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
We rely on a single-source supplier, Fresenius Kabi for our drug product FYARRO. In January 2022, we entered into the Fresenius Agreement, which is effective through December 22, 2022 (or such later date as may be agreed between the parties). We also have supply agreements in place for key raw materials used in the manufacture of FYARRO such as for the drug substance sirolimus and for human albumin, which are key ingredients in the drug product. Our suppliers could discontinue the manufacturing or supply of FYARRO at any time. We do not carry a significant inventory of FYARRO or our key raw materials used in the manufacture of FYARRO. Our suppliers may not be able to meet our demand for their products, either because of acts of nature, the nature of our agreements with those manufacturers or our relative importance to them as a customer, and our manufacturers may decide in the future to discontinue or reduce the level of business they conduct with us either entirely or for a particular territory. The loss of any of the foregoing would require significant time and effort to locate and qualify an alternative source of supply. We currently rely on a single company for such manufacturing for FYARRO. Any contractual disputes between us and such manufacturer, the termination of the Fresenius Agreement or loss of manufacturing ability by such manufacturer could similarly require significant time, effort and expense to locate and qualify an alternative source of manufacturing, which could materially harm our business.
In addition, we might not be able to identify and qualify additional or replacement suppliers for the drug product FYARRO or for the key raw materials used in the manufacture of FYARRO timely or at all or without incurring significant additional costs. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all. We may also face regulatory delays or be required to seek additional regulatory clearances or approvals if we experience any delay or deficiency in the quality of products obtained from suppliers or if we have to replace our suppliers. In addition, we do not currently have arrangements in place for redundant supply of the drug product FYARRO or for the key raw materials used in the manufacture of FYARRO.
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
As described in Note 15 (Commitments and contingencies) to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have been, are, and may in the future become, party to lawsuits and legal proceedings including, without limitation, actions and proceedings in the ordinary course of business relating to our collaboration partners, directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. In the Request for Arbitration, EOC claims that we breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing and clinical development information to EOC. As a result, EOC is seeking monetary damages. The arbitration process is ongoing.

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
Our stock price is volatile.
The market price of our common stock could be subject to significant fluctuations. From the completion of the Merger through September 30, 2022, the market price for our common stock ranged from a low of $11.00 to a high of $32.99. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities other than previously disclosed by us in our Current Report on Form 8-K, as filed with the SEC on September 22, 2022.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2021).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2021).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 22, 2022).

10.1
Form of Securities Purchase Agreement, dated September 22, 2022, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 22, 2022).

10.2
Form of Registration Rights Agreement, dated September 22, 2022, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on September 22, 2022).

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

AADI BIOSCIENCE, INC.

Date: November 9, 2022	By:	/s/ Scott Giacobello
Scott Giacobello
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)