Form 10-K
period 2022-12-31
Aadi Bioscience, Inc.
filed 2023-03-29
CIK 1422142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-38560
_______________________________________________
AADI BIOSCIENCE, INC.
(Exact name of Registrant as specified in its Charter)
_______________________________________________

Delaware	EIN 61-1547850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17383 Sunset Boulevard Suite A250, Pacific Palisades, CA	90272
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (424) 744-8055
_______________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2022 was approximately $177,896,069.
The number of shares of registrant’s common stock outstanding as of March 23, 2023 was 24,436,990.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) contains express or implied forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:
•our ability to maintain regulatory approval for FYARRO® in advanced malignant perivascular epithelioid cell tumor (“PEComa”), or to obtain and maintain regulatory approval for FYARRO in additional indications, or any other product candidates we may develop in the future, and any related restrictions, limitations or warnings in the label of an approved product candidate;
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
•the timing, progress and results of preclinical studies and clinical trials for our programs and product candidates, including the impact of the COVID-19 pandemic, the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
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
•our financial performance;
•statements regarding the legal proceedings related to the termination of the EOC License Agreement (as defined herein);
•our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals, including due to the recent leadership transitions and identifying a new permanent chief executive officer;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•other factors including but not limited to those detailed under the section entitled “Risk Factors.”
Forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about the business and future financial results of the pharmaceutical industry, and other legal, regulatory and economic developments. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “intend,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “continue,” “likely,” and similar expressions (including their use in the negative) intended to identify forward-looking statements although not all forward-looking statements contain these identifying words. Actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including, but not limited to, those described in Part I, Item 1A (Risk Factors) of this Annual Report.
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

PART I
Item 1. Business.
Overview
We are a biopharmaceutical company focused on developing and commercializing precision therapies for genetically defined cancers with alterations in mTOR pathway genes. Our lead drug product, FYARRO®, is a form of sirolimus bound to albumin. Sirolimus is a potent inhibitor of the mTOR biological pathway, the activation of which pathway can promote tumor growth. We believe our approach to utilizing albumin bound sirolimus has the potential to produce transformational therapies for cancer patients with mTOR pathway driver alterations where other mTOR inhibitors have not or cannot be effectively exploited due to problems of pharmacology, effective drug delivery, safety, or effective targeting to the disease site.
We exclusively license FYARRO, previously called ABI-009, nab-sirolimus, from Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol-Myers Squibb Company (“BMS”). Throughout this document we refer to FYARRO (nab-sirolimus, sirolimus protein-bound particles for injectable suspension (albumin-bound)) as FYARRO in the context of commercialization for the treatment of advanced malignant perivascular epithelioid cell tumor (“PEComa”), investigational use, our clinical trials, regulatory matters such as orphan drug designation and our license agreement with BMS, all further discussed below and throughout this document.
On November 22, 2021, the U.S. Food and Drug Administration (the “FDA”) approved FYARRO sirolimus protein-bound particles for injectable suspension (albumin-bound) for the treatment of adult patients with locally advanced unresectable or metastatic malignant PEComa. On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net revenue from product sales of $15.2 million for the year ended December 31, 2022.
In addition to advanced malignant PEComa, based on exploratory data from the completed Phase 2 registrational study, Advanced Malignant PEComa Trial (“AMPECT”) and our expanded access program (the "Expanded Access Program"), we initiated a registration-directed tumor-agnostic Phase 2 study (“PRECISION 1”) of FYARRO in patients with Tuberous Sclerosis Complex 1 and 2 (“TSC1” & “TSC2”) alterations. We have completed a Type B meeting with the FDA in which we discussed the trial design and the PRECISION 1 trial was opened for enrollment in the United States during the first quarter of 2022, with dosing of our first patient in March 2022.
Our Strategy
Our objective is to develop and commercialize innovative drugs that address the serious unmet medical needs of cancer patients and patients with other diseases that are driven by alterations in the mTOR pathway. The principal components of our strategy include:
•Commercialize FYARRO in advanced malignant PEComa.
For FYARRO, we are initially targeting advanced malignant PEComa, an ultra-rare sarcoma with no approved therapies other than FYARRO. In May 2021, we completed the filing of a rolling new drug application ("NDA") submission with the FDA for FYARRO for the treatment of advanced malignant PEComa based on the positive results from AMPECT, our pivotal Phase 2 study in this patient population, which met its primary endpoint. The FDA accepted the NDA in July 2021 and we were granted approval for commercial sale of FYARRO on November 22, 2021. We built a cross functional commercial team and infrastructure and launched FYARRO for advanced malignant PEComa in the United States in the first quarter of 2022.
•Expand the market opportunity for FYARRO by pursuing development of a tumor-agnostic indication in cancer patients with alterations in the TSC1 or TSC2 genes.
We have presented initial data for FYARRO in patients with different cancer types having alterations in the TSC1 or TSC2 genes as part of the Expanded Access Program. Based on exploratory data in patients with TSC1 or TSC2 alterations from the completed AMPECT and the Expanded Access Program, in the first quarter of 2022, we initiated a registration-directed tumor-agnostic study called PRECISION 1 in patients with malignant solid tumors driven by TSC1 or TSC2 alterations. The PRECISION 1 trial was opened for enrollment in the United States during the first quarter of 2022 and our first patient was dosed in March 2022.
•Expand the application of FYARRO as a monotherapy and combination therapy with other agents.
We believe there is a significant opportunity to utilize FYARRO in other indications as a monotherapy as well as in combination with other targeted therapies, particularly in mTOR adjacent signaling pathways. These additional indications may be important drivers of commercial value and we believe that strategic partnerships, particularly in combination therapies, may be an effective means of developing and commercializing these opportunities. While we are primarily focused on cancer, the mTOR pathway is also relevant in other indications and we may opportunistically study these indications to broaden the application of FYARRO or satisfy unmet medical needs. In October 2022, we entered into a collaboration and supply agreement with Mirati Therapeutics, Inc. (“Mirati”) to evaluate the combination of Mirati’s adagrasib, a KRASG12C selective inhibitor, and FYARRO in KRASG12C mutant non-small cell lung cancer ("NSCLC") and other solid tumors. Under the terms of the agreement, Mirati is responsible for sponsoring and operating the Phase 1/2 study and we will supply study drug and jointly share the cost of the study.
•Establish capabilities and/or partnerships outside the United States to effectively commercialize and maximize the value of FYARRO.
We have built capabilities in the United States to commercialize our products. Outside the United States, we intend to selectively evaluate strategic partnerships with partners whose development and commercial capabilities complement our own.
Our management team has extensive experience in the discovery, development, and commercialization of cancer therapeutics, including in senior roles at leading oncology companies. We are supported by our board of directors and specialized scientific advisors, who contribute their deep understanding of drug discovery and development, as well as expertise in building public companies and business development. We believe that our team is well positioned to execute on our strategy to develop and commercialize FYARRO and future pipeline assets to ultimately bring significant benefit to cancer patients worldwide.
Our Science
Importance of the mTOR Pathway in Cancer
mTOR is a serine–threonine kinase that is the key component of two multi-subunit complexes with non-overlapping downstream targets: mTOR Complex 1 (“mTORC1”) and mTOR Complex 2 (“mTORC2”). mTORC1 plays a vital role in the regulation of cell growth and division by controlling the balance between anabolic and catabolic cellular processes and facilitates the progression of cell-cycle from G1 to S phase. Due to its key role in anabolic processes needed for cell division, the majority of cancer cells have activation of mTORC1 through one mechanism or another. Thus, the effective inhibition of mTORC1 in cancer cells may inhibit their proliferation. Activation of mTORC1 may occur downstream of the PI3K/AKT or Ras/MEK/ERK pathways, or through inactivating alterations in negative regulators of the mTORC1 pathway, including TSC1 or TSC2. Downstream signaling nodes of mTORC1, specifically S6K and 4EBP1, are key drivers of mTORC1 activity. Decreased phosphorylation of S6K leads to decreased activity, while decreased phosphorylation of 4EBP1 leads to increased activity. Sirolimus (also known as rapamycin) is an allosteric inhibitor of mTOR, which binds to the 12-kDa FK506-binding protein 12 ("FKBP12"), and the complex directly and strongly inhibits mTORC1.

Figure 1

mTOR Signaling Pathway
PDK1
LKB1 (STK11)
Akt
Ras
Raf
MEK
AMPK
ERK
TSC1/ TSC2
Rheb
mTOR
Raptor
S6K
4EBP1
Frequently mutated in cancer and/or validated target

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
Nanoparticle Albumin-Bound (nab) Technology
The nanoparticle albumin-bound, or nab, technology was created and developed by Neil Desai, our founder and Executive Chairman, and former colleagues while at Abraxis Bioscience. This technology takes advantage of the protein albumin, a natural carrier of water insoluble molecules (e.g., various nutrients, vitamins and hormones) found in humans. Due to various active and passive transport processes in the body, albumin can accumulate preferentially in different tissues including tumors, areas of inflammation, or areas of tissue remodeling, i.e., at sites of disease. The nab technology takes advantage of these transport properties of albumin and its affinity of binding to certain drug molecules to increase the efficiency with which these molecules may be brought to these sites of disease. The first clinical and commercial validation of this technology is BMS's Abraxane®, which is approved in the United States and worldwide for the treatment of breast cancer, non-small cell lung cancer and pancreatic cancer. Abraxane has generated >$1.0 billion of sales in the United States every year since 2018.
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
Figure 2 – Albumin Accumulation

Our Product
FYARRO® (nab-sirolimus, sirolimus protein-bound particles for injectable suspension (albumin-bound))
FYARRO is a form of sirolimus bound to albumin. Sirolimus is a potent inhibitor of the mTOR biological pathway and inhibits downstream signaling from mTOR, which can promote tumor growth. FYARRO is composed of nanoparticles of sirolimus bound to human albumin with average size less than 100 nanometers. An artist’s impression of these nanoparticles is shown below.
Figure 3 – Nanoparticle artist impression
The orally available mTOR inhibitors have poor and variable absorption, often require therapeutic drug monitoring, and have incomplete target suppression. The combination of sirolimus with human albumin in FYARRO achieves higher area under the curve (AUC), Cmax and longer half-life in humans at its clinical dose when compared with published clinical data for other mTOR inhibitors, demonstrating FYARRO’s differentiated clinical pharmacologic and pharmacokinetic profile.

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
We believe that other mTOR inhibitors on the market or active in clinical development do not have the required favorable pharmacological profile to fully exploit the benefits of mTOR inhibition. We believe that FYARRO’s differentiated pharmacologic profile, high tumor accumulation, and ability to effectively inhibit important targets in the mTOR pathway make it a well-positioned drug to address resistance and suboptimal efficacy of existing mTOR inhibitors.
We are studying FYARRO in cancers with known mTOR pathway activation, including tumor-agnostic indications targeting specific genomic alterations that activate the mTOR pathway. In addition, we have ongoing studies as well as studies in planning for testing the safety and efficacy of FYARRO in combination with other targeted agents, such as our current collaboration with Mirati to evaluate the combination of Mirati’s adagrasib, a KRASG12C selective inhibitor, and FYARRO in KRASG12C mutant non-small cell lung cancer (NSCLC) and other solid tumors. Our ongoing studies and studies in planning are summarized in the figure below.
Figure 5 – Pipeline

Our EAP was opened to bridge access to FYARRO until market authorization and has since been closed in the United States following the commercial availability of FYARRO. The EAP is available for advanced malignant PEComa patients in certain countries outside the United States.

FYARRO - Commercial
Advanced Malignant PEComa. PEComas are mesenchymal neoplasms, composed of histologically and immunohistochemically distinctive cells, perivascular epithelioid cells (“PEC”s). Most PEComas are clinically benign and do not metastasize, but malignant PEComas can demonstrate local invasion and aggressive metastatic spread. PEComas show a wide anatomical distribution, but most often arise in the retroperitoneum, abdominopelvic region, uterus and gastrointestinal tract, and have a 4:1 female predominance. Malignant PEComas are classified as one of the ultra-rare soft-tissue sarcomas with an estimated annual incidence of roughly 100-300 patients per year in the United States, although formal epidemiology studies have yet to be conducted.
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
In May 2021, we completed the filing of a rolling NDA for FYARRO to the U.S. Food and Drug Administration (the “FDA”), for approval to treat patients with advanced malignant PEComa. The NDA was based on results from our Phase 2 registration-directed study, Advanced Malignant PEComa Trial, (“AMPECT”), in advanced malignant PEComa for which there were, prior to FYARRO, no approved therapies in the United States and for which there had never been a prior prospective clinical trial.
In advanced malignant PEComa, other than FYARRO, there are no existing FDA approved therapies or drugs that have been studied in prospective clinical trials. Following FDA approval, the National Comprehensive Cancer Network (“NCCN”) Sarcoma panel included FYARRO as the only preferred regimen for treatment of malignant PEComa.
On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net product sales of $15.2 million for the year ended December 31, 2022.

FYARRO - Clinical Development
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

Figure 6
We also determined the antitumor activity of FYARRO in comparison to oral Rapamune against TSC2-null SNU-398 human liver tumor xenografts. At equal weekly dose of 15 mg/kg/week, FYARRO IV resulted in significantly greater tumor growth inhibition and longer animal survival, which correlated with stronger suppression of mTOR downstream targets pS6K, pS6, and p4EBP1 as measured by western blot.
Figure 7
Both as a single agent and in combination, the nonclinical studies support the clinical development of FYARRO as an anticancer therapy.
Advanced Malignant PEComa Trial (AMPECT)
PEComa. AMPECT was the first prospective clinical trial in advanced malignant PEComa. Patients with metastatic or inoperable locally advanced disease were treated with FYARRO at 100 mg/m2 administered as an IV infusion over 30 minutes on Days 1 and 8 of a 21-day cycle. The primary endpoint for the study was ORR evaluated by independent radiology review. Secondary efficacy endpoints included duration of response (“DOR”), progression free survival (“PFS”) and overall survival (“OS”). The sample size estimation assumed an observed ORR of 30% for a sample size of 30 patients, which would exclude values less than 14.7% for the lower bound of the 95% confidence interval.
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

Figure 6 shows the target tumor responses (waterfall plot). One patient with a primary renal PEComa metastatic to the lungs and lymph nodes had a PR for 10 months that converted to a CR. Responses were independent of the primary site and were observed in tumors originating in the uterus (3), kidney (3), retroperitoneum (2), pelvis (2), liver (1), and small bowel (1). Notably, 43% (3/7) of patients with uterine PEComa had a partial response. Responses were also observed in 3/4 patients who had previously received chemotherapy.
Figure 8 – Waterfall plot of Maximum Reduction in Target Lesions, Two-year Follow-up (Wagner et al., JCO 2021)
*A patient with unconfirmed PR is considered having SD as best response (trial required confirmation of responses per RECIST v1.1). Additionally, a patient with a complete response of target tumor reduction had a PR as best response because of unresolved nontarget lesions at the 2-year data cutoff (Wagner et al, JCO 2021); however, this patient later achieved a confirmed complete response (FYARRO Prescribing Information).
Treatment-related adverse events (“TRAE”) were consistent with those reported for other mTOR inhibitors. The most common hematologic events were anemia and thrombocytopenia, and the most common nonhematologic events were mucositis, rash and fatigue. The details are provided in Table 1 below. There were no grade 4 or 5 TRAEs. Noninfectious pneumonitis occurred in 6/34 (18%) patients and all were low grade (G1/G2). Patient discontinuation due to adverse events occurred on 3/34 (9%) patients (one grade 2 anemia and one grade 1 cystitis). Dose reductions occurred in 12/34 (35%) patients; 11 patients had a one dose reduction from 100 mg/m2 to 75 mg/m2 and 2 patients had two dose reductions to 56 mg/m2.

Table 1

TRAE	Any Grade ≥ 25%, No. (%)		Grade 3, No. (%)
Patients with any TRAEs	34	(100)
Hematologic TRAEs
Anemia[a]	16	(47)	4	(12)
Thrombocytopenia[a]	11	(32)	1	(3)
Nonhematologic TRAEs
Mucositis[a]	27	(79)	6	(18)
Rash[a]	19	(56)		—
Fatigue	20	(59)	1	(3)
Nausea	16	(47)		—
Diarrhea	13	(38)		—
Weight decreased	13	(38)		—
Hyperglycemia[a]	12	(35)	3	(9)
Hypertriglyceridemia[a]	11	(32)	1	(3)
Hypercholesterolemia[a]	11	(32)		—
Decreased appetite	11	(32)		—
Dermatitis[a]	10	(29)		—
Dysgeusi[a]	10	(29)		—
Headache	10	(29)		—
Peripheral edema	9	(26)		—
•“a” Indicates groupings of preferred terms defined by standardized queries in the Medical Dictionary for Regulatory Activities.
•Additional G3 TRAEs were 6% hypokalemia, and 3% each of AST/ALT, amylase, hypophosphatemia, insomnia, lipase, lymphocyte, skin infection, vomiting. No G4 TRAEs were reported.
In December 2017, we received Orphan Drug Designation (“ODD”) for FYARRO for the treatment of PEComa. In October 2018, the FDA granted Fast Track designation for FYARRO for the treatment of patients with advanced (metastatic or locally advanced) malignant PEComa. In December 2018, the FDA granted Breakthrough Therapy Designation (“BTD”) for FYARRO for the treatment of patients with advanced (metastatic or locally advanced) malignant PEComa. The FDA accepted the NDA in July 2021 and granted full approval on November 22, 2021. In January 2023, the FDA granted us orphan drug exclusivity ("ODE") for FYARRO for the treatment of patients with advanced malignant PEComa. As a result of ODE for FYARRO in the advanced malignant PEComa indication, the FDA may not approve any other application to market the same drug for the same indication for a period of seven years from NDA approval of FYARRO (November 22, 2028), except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity.
TSC1 and TSC2 Alterations. An exploratory mutational analysis was conducted on patients treated with FYARRO in the AMPECT study in advanced malignant PEComa. In 25 patients with available mutational analysis, TSC1 or TSC2 alterations were found in 14 patients (56%). In this subset of patients with TSC1 or TSC2 alterations, the response rate was 64% (9/14) (Figure 8). In particular, TSC2 mutations were significantly associated with response (89% of patients) to FYARRO.

Figure 9 – Spider plot demonstrating change in the sum of target tumor measurements over time, based on mutation status.
*Arrowheads indicate patients who were still on treatment
TSC1 and TSC2 Alterations in the Expanded Access Program
The Expanded Access Program was opened to bridge access to FYARRO until market authorization for patients with advanced malignant PEComa; this program also included patients with various other malignancies having relevant genetic mutations in the mTOR pathway. Preliminary data was presented at American Society of Clinical Oncology (“ASCO”) Annual Meeting in 2021 showing the early results in tumors bearing TSC1 or TSC2 inactivating alterations in patients with histologies other than advanced malignant PEComa. Of the 8 patients treated with FYARRO, 7 patients were evaluable for response analysis and 1 patient progressed before the first scan. Five of 8 patients (63%, 95% CI: 25%-92%) achieved a confirmed PR. Amongst the patients who were mTOR inhibitor-naïve, 5 of 6 (83%, 95% CI: 36%-99+%) achieved a confirmed PR. Duration of response at data cutoff ranged from 3.1 to 9.7+ months and 3 of 5 responders continue on treatment. A waterfall plot of tumor response is provided below Figure 9. Figure 10 shows the prior therapy and duration of treatment for each patient. Patients with inactivating alterations in either TSC1 or TSC2 achieved tumor shrinkage and clinical benefit.

Figure 10
Figure 11
TEAEs (30%) included edema, infections, mucositis, and pain (71% each), nail changes and vomiting (57% each), and hypertension and nausea (43% each). The majority of the events were G1/G2. Treatment-related serious adverse events (“TESAE”) were reported in 2 patients and included hyperglycemia and infection (patients #4 and #5) and acute kidney injury (patient #7) possibly also related to administration of contrast. Dose reductions occurred in 3/8 patients (38%) from 100 mg/m2 to 75 mg/m2.

A recent published case report summarized the results of a patient with malignant PEComa patient with a TSC1 alteration who enrolled in the EAP after having progressed through treatment with the mTOR inhibitor everolimus. The patient demonstrated a rapid and durable response to FYARRO.
FYARRO in patients with prior mTOR inhibitors
A post hoc electronic medical record review provided evidence of clinical benefit of nab-sirolimus in patients with malignant PEComa who had progressed or failed prior mTOR inhibitor treatment: 25% achieved a response (duration of response range: 1.3+–25.2+ months, 3 ongoing), and 50% had stable disease as best response as best response. Of patients with TSC1 or TSC2 inactivating alterations, 44% had a response.
PRECISION 1 Clinical Trial.
PRECISION 1 is a registration-directed tumor-agnostic Phase 2 study of FYARRO in patients with TSC1 and TSC2 inactivating alterations that is based on evidence of activity seen in patients with TSC1 and TSC2 inactivating alterations from the completed AMPECT trial (presented at the Connective Tissue Oncology Society (CTOS) Annual Meeting in 2020) and the Expanded Access Program (presented at the ASCO Annual Meeting in 2021). We have completed a Type B meeting with the FDA in which we discussed the trial design with the FDA. The PRECISION 1 trial was opened for enrollment in the United States during the first quarter of 2022 and the first patient was dosed in March 2022. We anticipate having preliminary data on a meaningful number of patients in the PRECISION 1 trial during the second quarter of 2023.
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
Figure 12
FYARRO in combination with KRASG12C inhibitors for KRASG12C-mutated cancer xenografts
In 2022, we conducted preclinical studies to investigate the antitumor activity of mTOR inhibitors, FYARRO or everolimus, in combination with KRASG12C inhibitors, sotorasib or adagrasib, in KRAS G12C-mutated cancer xenografts. KRAS is frequently mutated in non-small cell lung cancer (NSCLC) and other tumor types, with the KRASG12C present in approximately 9% of NSCLC patients. The mTOR pathway is often activated in patients with the KRAS mutation and contributes to adaptive resistance to KRAS inhibitors. We conducted these studies to determine the utility of a combination of the mTOR inhibitor nab-sirolimus and KRAS inhibitors, which could have synergistic potential in the treatment of

KRAS mutated cancers. Results of these studies showed that combining FYARRO with either of the KRASG12C inhibitors significantly improved response against KRASG12C mutant lung cancer and bladder cancer tumors in vivo and FYARRO also showed significantly greater potency in the combination compared to everolimus.

FYARRO for other indications
FYARRO is planned to be investigated in additional cancer indications as both single-agent or in combination with other drugs. We believe there is a significant opportunity to utilize FYARRO in other indications as a monotherapy, e.g., in other mTOR pathway mutations, as well as in combination with other targeted therapies, particularly in mTOR adjacent signaling pathways. For example, we currently are collaborating with Mirati to evaluate the combination of Mirati’s adagrasib, a KRASG12C selective inhibitor, and FYARRO in KRASG12C mutant NSCLC and other solid tumors. These additional indications may be important drivers of commercial value and will continue to be evaluated.
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
We own or exclusively license twelve (12) issued patents in the United States as well as issued patents in other countries. With respect to our licensed patents, we have exclusive, sublicensable rights to certain patents and patent applications relating to FYARRO under our license agreement with BMS. As of December 31, 2022, we licensed five (5) issued U.S. patents with composition of matter and method of use claims covering FYARRO. The first issued U.S. patent is expected to expire in 2029, and the other four are expected to expire in 2030, 2036, 2036 and 2040, respectively. In addition, we licensed related patents in Europe, Australia, North America, South America, and Asia that are expected to expire between 2023 and 2037. We also licensed many pending U.S. applications and related pending applications in Europe, Australia, North America, South America, Africa, and Asia.
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.
In the United States, the term of a patent covering an FDA approved drug may, in certain cases, be eligible for a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act, as compensation for the loss of patent term during FDA regulatory review process. The period of extension may be up to five years but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. In January 2022, we filed an application for patent term extension based on the approval of FYARRO. We also intend to seek patent term extensions in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.
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
Commercial Operations
We have built a cross-functional commercial organization and infrastructure to support the commercialization of FYARRO for advanced malignant PEComa in the United States and will continue to evaluate potential partners in markets outside the United States. We have an experienced oncology commercial team including marketing, market access, commercial operations and sales personnel to educate physicians who are prescribers of treatments for advanced malignant PEComa. Our sales team is supported by marketing, commercial operations, and market access functions. We have assembled a network of specialty distributors and a specialty pharmacy to distribute FYARRO across multiple sites of care in the United States. Additionally, the sales and marketing teams manage relationships with key accounts such as managed care organizations, group purchasing organizations, hospital systems, physician group networks, and government accounts.
For future approvals of FYARRO in other oncology indications, if any, we intend to retain commercialization rights in the United States and leverage our commercial and marketing organization for FYARRO, with appropriate additions or modifications as necessitated by the specific indications pursued, assuming we obtain regulatory approval in the United States, and consider whether to build our own commercial and marketing organization in select markets outside the United States, or selectively establish partnerships. Accordingly, we will consider entering into relationships with strategic partners that enable the expansion of the ongoing clinical development and/or licenses for development and commercialization or distribution, while retaining significant value for our shareholders. These partnerships could focus on specific patient populations and their caregivers, on regional development, or on distribution and sales.
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

Competition for FYARRO in Advanced Malignant PEComa
In advanced malignant PEComa, other than FYARRO, there are no existing FDA approved therapies or drugs that have been studied in prospective clinical trials. Following FDA approval, the National Comprehensive Cancer Network (“NCCN”) Sarcoma panel included FYARRO as the only preferred regimen for treatment of malignant PEComa. FYARRO may face competition from available mTOR inhibitors including sirolimus, everolimus, and temsirolimus or other drug candidates in clinical trials. As of today, we are not aware of any other companies pursuing FDA approval for drugs to treat advanced malignant PEComa.
Competition for FYARRO in Truncating TSC1 and TSC2 Inactivating Alterations
For truncating TSC1 or TSC2 inactivating alterations, there are no existing FDA approved drugs. If FYARRO receives marketing approval, it may face competition from available mTOR inhibitors including sirolimus, everolimus, and temsirolimus or other drug candidates in clinical trials that target the mTOR pathway, such as dual mTORC1/2 inhibitors or other next-generation mTOR inhibitors.
Manufacturing
We do not own or operate, and have no plans to establish, any manufacturing facilities. We currently rely on third parties to manufacture FYARRO for preclinical and clinical testing, as well as for our commercial supply of FYARRO.
The Amended and Restated License Agreement for FYARRO with BMS, dated November 2019, transferred the responsibility for manufacturing of FYARRO to us. FYARRO was previously manufactured for us by BMS through their third-party manufacturer, Fresenius-Kabi, USA. As a result of the amendment to the License Agreement, we now obtain FYARRO directly from Fresenius-Kabi, USA.
To date, we have obtained drug substance and drug product from third-party manufacturers to support pre-clinical and clinical testing of FYARRO. On January 13, 2022, we entered into a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as amended effective as of August 1, 2022 (the “Fresenius Agreement”), with Fresenius Kabi, LLC (“Fresenius Kabi”) pursuant to which Fresenius Kabi will manufacture FYARRO for us, and we will purchase FYARRO as a finished drug product from Fresenius Kabi, on a purchase-order basis. Under the Fresenius Agreement, which is effective through March 31, 2024 (or such later date as may be agreed between the parties in writing), we may purchase FYARRO for either clinical or commercial purposes for use in the United States and Canada. We have a fully validated commercial manufacturing process in place for FYARRO at the Fresenius Kabi's Grand Island Manufacturing facility. We are evaluating options with Fresenius Kabi to create redundant supply of FYARRO. In addition to manufacturing, Fresenius Kabi will perform specified labeling, packaging and serialization activities in respect of FYARRO for our benefit. The price of FYARRO will be fixed, subject to the ability of Fresenius Kabi to increase pricing under specified circumstances. We have an obligation to purchase certain minimum quantities of FYARRO. Failure to purchase those minimum quantities will result in an additional payment from us to Fresenius Kabi.
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
U.S. Drug Development
In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. Drugs are also subject to other federal, state, and local statutes and regulations. Drugs must be approved by the FDA through the NDA process before they may be legally marketed in the U.S. The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:
•completion of extensive preclinical, sometimes referred to as nonclinical, laboratory tests, animal studies, and formulation studies all performed in accordance with applicable regulations, including the FDA’s good laboratory practice (“GLP”) regulations;
•submission to the FDA of an investigational new drug application (“IND”), which must become effective before human clinical trials may begin and must be updated annually and amended in accordance with the regulations;
•performance of adequate and well-controlled human clinical trials in accordance with applicable IND and other clinical trial-related regulations, sometimes referred to as good clinical practices (“GCPs”), to establish the safety and efficacy of the proposed drug for its proposed indication(s);
•submission to the FDA of an NDA for a new drug;
•a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient (“API”) and finished drug product are produced to assess compliance with the FDA’s current good manufacturing practice requirements (“cGMP”);
•potential FDA audit of the testing laboratories and clinical trial sites that generated the data in support of the NDA; and
•FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the U.S.
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
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A new IND, or a separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent review board ("IRB") for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the clinical trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which may review data and endpoints at designated check points, make recommendations and/or halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages, and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.
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
If our clinical trials continue to be impacted by COVID-19, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, since the start of the pandemic, the FDA has issued various COVID-19 related guidance documents, including guidance on conducting clinical trials during the COVID-19 pandemic, good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing; manufacturing, supply chain, and drug and biological product inspections during COVID-19 public health emergency; and remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during the COVID-19 public health emergency. Changes in FDA’s operations and policies, including delays in providing regulatory review or feedback to sponsors or delays in pre-approval inspections, as a result of the COVID-19 public health emergency can materially impact our clinical development plans and regulatory approval. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.
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
The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality, and purity. Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification. In such event, the NDA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.
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
In November 2021, we received approval for the commercial sale of FYARRO from the FDA to treat patients with advanced (metastatic or locally advanced) PEComas. The NDA submission was based on results from our Phase 2 registrational study, AMPECT, in patients with advanced malignant PEComa, for whom there were no approved therapies in the U.S.
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
In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality, or other clinical endpoint and to submit promotional materials for preapproval and pre-use review, which could adversely impact the timing of the commercial launch of the product. In addition, the drug may be subject to accelerated withdrawal procedures. On December 29, 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.
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
The FDA also may require post-approval testing, sometimes referred to as Phase 4 testing, risk minimization action plans, and post- marketing surveillance to monitor the effects of an approved drug or place conditions on an approval that could restrict the distribution or use of the drug. Discovery of previously unknown problems with a drug or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial, or administrative enforcement actions. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters, or untitled letters;
•clinical holds on post-approval or Phase 4 clinical studies, if applicable;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

•product seizure or detention, or refusal to permit the import or export of products;
•consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs;
•mandated modification of promotional materials and labeling and the issuance of corrective information;
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases, and other communications containing warnings or other safety information about the product; or
•injunctions or the imposition of civil or criminal penalties
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Newly discovered or developed safety or effectiveness data may require changes to a drug’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, including a REMS or the conduct of post-marketing studies to assess a newly discovered safety issue. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our drugs under development.
As a condition of the approval of the NDA for FYARRO, we are required to conduct certain post-marketing requirements (“PMR”) and post-marketing commitments (“PMC”), which are ongoing. If we fail to comply with the PMR and PMC, the FDA may take enforcement actions, which may include, among other things, the issuance of a Warning Letter and assessing civil monetary penalties. The product may also be deemed misbranded.
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
In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity ("ODE"), which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. In January 2023, the FDA granted us ODE for FYARRO for the treatment of patients with advanced malignant PEComa.
In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the ODE only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the ODE. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of ODE to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the ODE.
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
ODE, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for a pediatric trial.
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
The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by the HHS, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of FYARRO, if any such drug or the condition that such drug is intended to treat are the subject of a trial. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s drug could adversely affect the sales of our drug candidate. If third-party payors do not consider our drugs to be cost-effective compared to other available therapies, they may not cover our drugs as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis.
In recent years, additional laws have resulted in direct or indirect reimbursement reductions for certain Medicare providers. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws, and future state and federal healthcare reform measures, as discussed further below, may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any indication of FYARRO for which it may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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
U.S. Healthcare Reform
The ACA has had a significant impact on the healthcare industry. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the MDRP are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increased the minimum Medicaid rebates owed by manufacturers under the MDRP and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business.
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
In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. There are important exemptions to Maximum Fair Price including medications that are orphan drug designated and approved, for only one rare disease, and drugs with low Medicare spend as defined by CMS. In an effort to curb Medicare patients’ out-of-pocket costs for prescription drugs, the Part D redesign legislation requires manufacturers to contribute to the catastrophic coverage phase for Part D Drugs, as discounts through a manufacturer discount program. Furthermore, any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any of the product candidates for which we receive approval. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Other Healthcare Laws
For our product and any product candidates that obtain regulatory approval and are marketed in the United States, our arrangements, directly or indirectly, with third-party payors, healthcare providers, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute any products for which we obtain marketing approval. Our employees, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements. Federal and state healthcare laws and regulations that may affect our ability to conduct business, include, without limitation:
•FDA, Department of Justice, and other government authority prohibitions against the advertisement, promotion and labeling of our products for off-label uses, or uses outside the specific indications approved by the FDA;

•the federal Anti-Kickback Statute, which broadly prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government. These laws have been interpreted to apply to arrangements between manufacturers, on the one hand, and prescribers, purchasers, and other healthcare-related professionals on the other. They can apply to manufacturers who provide inaccurate information on coverage, coding, and reimbursement of their products to persons who bill third-party payers. In addition, manufacturers have been prosecuted or faced civil and criminal liability under these laws for a variety of alleged promotional and marketing activities, including violations of the federal Anti-Kickback Statute and engaging in off-label promotion that caused claims to be submitted for non-covered off-label uses. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement;
•the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, which among other things, also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•the Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010, and other local anti-corruption laws that apply to our international activities;
•the federal Physician Payment Sunshine Act (“Open Payments”), and implementing regulations, which require applicable group purchasing organizations and manufacturers of covered drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value made to covered recipients, including licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, and information regarding ownership and investment interests held by physicians and their immediate family members;
•analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require pharmaceutical manufacturers to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers, foreign and state laws, including the E.U. General Data Protection Regulation (“GDPR”), governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.
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
Privacy and Data Protection Laws
We are subject to laws and regulations covering data privacy and the protection of health-related and other personal information. Federal, state, and foreign laws also govern the privacy and security of health information in some circumstances. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations also impose obligations on covered entities such as health insurance plans, healthcare clearinghouses, and certain health care providers and their respective business associates and their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, State data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts in states or jurisdictions we conduct business. For example, California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers, as defined in the law, and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. California also passed the California Privacy Rights Act, which imposes additional data protection obligations on companies doing business in California. These and other applicable state and foreign privacy laws, as well as uncertain changes in future regulation and legislation, could impact our business strategies, increase our potential liability, increase our compliance costs, and adversely affect our business.
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

Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the EU on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remains applicable to the United Kingdom and ended on December 31, 2020. Although the United Kingdom is no longer a member of the EU, EU law remains applicable in Northern Ireland. There are a number of new marketing authorization routes available in the United Kingdom, Great Britain (England, Scotland and Wales) or Northern Ireland, in addition to the national procedure. As with the EU position, a company can only start to market a medicine in the United Kingdom once it has received a marketing authorization. The main legislation that applies to clinical trials in the United Kingdom is the United Kingdom Medicines for Human Use (Clinical Trials) Regulations 2004, which transposes the Clinical Trials Directive into domestic law. Consequently, the requirements and obligations that relate to the conduct of clinical trials in the UK currently remain largely aligned with the EU position. It is unclear how future regulatory regime in the United Kingdom will impact regulations of products, manufacturers, and approval of product candidates in the United Kingdom.
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
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.
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
As of December 31, 2022, we had 79 full-time or part-time employees. Of these employees, 47 employees are engaged in research and development activities and 32 employees are engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.
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
Our Corporate Information
We were originally incorporated in the State of Delaware in November 2007 under the name “Zeta Acquisition Corp. II.” Zeta Acquisition Corp. II was a “shell” company registered under the Exchange Act with no specific business plan or purpose until it began operating the business of Aerpio Pharmaceuticals, Inc. through a merger in March 2017. In August 2021, we effected a reverse merger pursuant to which a wholly owned subsidiary of ours, merged with and into Aadi Subsidiary, Inc. (formerly Aadi Bioscience, Inc.) (“Private Aadi”), with Private Aadi surviving as a wholly owned subsidiary of ours (the "Merger"). Upon the closing of the Merger, we changed our name from “Aerpio Pharmaceuticals, Inc.” to “Aadi Bioscience, Inc.” and the name of Private Aadi was changed from “Aadi Bioscience, Inc.” to “Aadi Subsidiary, Inc.”
Our principal executive offices are located at 17383 Sunset Boulevard, Suite A250, Pacific Palisades, California 90272. We maintain a website at www.aadibio.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission (the “SEC”) will be available free of charge through the website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website does not constitute a part of this Annual Report on Form 10-K or any of our other filings with the SEC unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Electronic Data Gathering, Analysis, and Retrieval system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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
Risk Factors Summary
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:
•We are a commercial-stage biopharmaceutical company, have a limited operating history and have a single product approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.
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
•Litigation and legal proceedings, including the EOC dispute, may substantially increase our costs and harm our business, irrespective of outcome.
Risks Related to Our Business, Financial Condition and Capital Requirements
We are a commercial-stage biopharmaceutical company, have a limited operating history and have a single product approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.
We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have a single product, FYARRO, approved for commercial sale by the FDA in November 2021 and launched commercially in the United States for treatment of advanced malignant perivascular epithelioid cell tumor (“PEComa”) in February 2022. We generated net product sales for FYARRO of $15.2 million for the year ended December 31, 2022. We continue to incur significant research and development and other expenses related to our ongoing operations. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.
To date, we have devoted substantially all of our resources to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, preparing for commercialization of FYARRO, hiring personnel, raising capital and providing general and administrative support for these operations. We conducted a Phase 2 registrational study of FYARRO (the “AMPECT" trial) for PEComa and completed a rolling New Drug Application (an “NDA”) submission for FYARRO in May 2021. The U.S. Food and Drug Administration (the “FDA”) accepted our NDA in July 2021 and approved FYARRO for the treatment of advanced malignant PEComa in November 2021.
Based on the AMPECT trial and emerging data for FYARRO in other solid tumors with truncating Tuberous Sclerosis Complex 1 and 2 (“TSC1 & TSC2”) alterations, and following discussions with the FDA, we opened enrollment for our registration-directed tumor-agnostic Phase 2 trial (“PRECISION 1”) in malignant solid tumors harboring TSC1 & TSC2 inactivating alterations in the first quarter of 2022. In addition, in October 2022 we entered into a collaboration and supply agreement with Mirati Therapeutics, Inc. (“Mirati”) to evaluate the combination of Mirati’s adagrasib (KRAZATI™), a KRASG12C selective inhibitor, and FYARRO in KRAS G12C mutant non-small cell lung cancer (NSCLC) and other solid tumors. Under the terms of the agreement, Mirati will be responsible for sponsoring and operating the Phase 1/2 study and we will supply study drug and jointly share the cost of the study. Our other programs are in early preclinical research stages.
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
We have incurred significant net losses since our inception, have only recently begun to generate revenue from product sales and have financed our operations principally through private placements and public offerings of our securities, federal grants and proceeds from licenses. Our net losses were $60.5 million and $110.1 million for the years ended December 31, 2022 and 2021, respectively. We had an accumulated deficit of $203.2 million and $142.7 million as of December 31, 2022 and 2021, respectively. These losses have resulted primarily from costs incurred in connection with research and development activities, costs incurred in connection with commercializing FYARRO and general and administrative costs associated with our operations. We have only one product approved for commercial sale which generated net product sales of $15.2 million for the year ended December 31, 2022, and we continue to incur significant selling, general and administrative expenses as well as research and development expenses related to our ongoing operations. As a result, we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of commercializing FYARRO, research and development, including identifying and designing additional product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for FYARRO and any future product candidates. We expect our expenses, and the potential for losses, to increase substantially as we commercialize FYARRO, continue to conduct clinical trials of FYARRO and seek to expand our pipeline. The amount of our future expenses and potential losses is uncertain.
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
We have one product approved for commercialization in the United States, FYARRO, for the treatment of advanced malignant PEComa, which was approved by the FDA in November 2021 and launched commercially in the United States in February 2022. Our ability to generate substantial product sales sufficient to achieve profitability depends on our ability, alone or with strategic collaboration partners, to obtain the regulatory and marketing approvals necessary to successfully complete discovery, development and eventual commercialization of additional indications (such as TSC1 & TSC2), commercialize FYARRO in foreign jurisdictions or any future product candidates. We do not anticipate generating revenue from product sales significant enough to achieve profitability for the foreseeable future. Our ability to generate future revenue and achieve profitability depends significantly on our ability, or any current or future collaborator’s ability, to achieve several objectives, including, but not limited to:
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
•entering into and maintaining, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product and any future product candidates; and
•addressing any competing therapies and technological and market developments; and attracting, hiring and retaining qualified personnel.
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
As of December 31, 2022, we had $172.6 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments will enable us to fund our planned operating expenses and capital expenditures into 2025. Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
We plan to use our cash, cash equivalents and short-term investments to fund the commercialization of FYARRO for the advanced malignant PEComa indication, ongoing and planned clinical trials of FYARRO for other indications such as the TSC1 & TSC2 indications, for manufacturing operations and to fund our other research for other product candidates and development activities, as well as for working capital and other general corporate purposes. Advancing the development of FYARRO and any future product candidate will require a significant amount of capital. Our existing cash, cash equivalents and short-term investments will not be sufficient to fund all of the activities that are necessary to complete the development of FYARRO and any future product candidates.
We will be required to obtain further funding to support our continuing operations through public or private equity offerings, debt financings, third-party funding, marketing and distribution arrangements, collaborations with third parties and licensing arrangements or other sources or a combination of these approaches, which may dilute our stockholders or restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize FYARRO or any other product candidates we may develop in the future, if approved. Adequate additional financing may not be available to us in sufficient amounts or on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder and the possibility of such issuance may cause the market price of our shares to decline. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect the conduct of our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to certain of our technologies or our product candidates, or grant licenses on terms that are not favorable to us, which may have a material adverse effect on our business, operating results and prospects. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID‑19 pandemic, the conflicts in Eastern Europe, and otherwise. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to significantly delay, reduce the scope of, suspend or eliminate one or more of our research or development programs, clinical trials or future commercialization efforts.
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates
We have only one product, FYARRO, which has completed development and obtained regulatory approval by the FDA for a single indication. We are substantially dependent on the success of FYARRO. If we are unable to successfully commercialize FYARRO for the advanced malignant PEComa indication or complete development of, obtain approval for and commercialize FYARRO for one or more other indications in a timely manner, our business will be harmed.
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
•the effectiveness of our sales, marketing and distribution efforts;
•the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for sufficient commercial supplies and additional clinical development of FYARRO;
•the success of our commercial sales, including the ongoing development of a commercial infrastructure, whether in-house or with one or more collaborators;
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
•the initiation and successful patient enrollment and completion of additional clinical trials of FYARRO on a timely basis, including our PRECISION 1 trial, a registration-directed tumor-agnostic Phase 2 study of FYARRO in patients with truncating TSC1 & TSC2 alterations;
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
In addition to advanced malignant PEComa, based on exploratory data from the completed AMPECT and our Expanded Access Program, we have initiated a registration-directed tumor-agnostic Phase 2 study, PRECISION 1, of FYARRO in patients with malignant solid tumors harboring TSC1 & TSC2 alterations. We completed a Type B meeting with the FDA in which we discussed the trial design. The PRECISION 1 trial is now open for enrollment in the United States and the first patient in the trial was dosed in March 2022. Our product development costs could increase if we experience delays. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize FYARRO or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on FYARRO and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of additional clinical development of FYARRO include, among other things:
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
Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs such as FYARRO. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price (an “ASP”) and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. Moreover, FYARRO or any other product candidate we may develop in the future may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for FYARRO or any other product that we may commercialize and, if reimbursement is available, what the level of reimbursement will be.
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
If we are unable to establish or sustain coverage and adequate reimbursement for FYARRO or any other product candidates that we may develop in the future if approved from third-party payors, the adoption of FYARRO or those other products if approved, the prices of FYARRO or those other products if approved and sales revenue from FYARRO or those other products if approved will be adversely affected, which, in turn, could adversely affect the ability to market or sell FYARRO or any other product candidates that we may develop in the future, if approved. Coverage policies and third-party payor reimbursement rates may change at any time. It is unclear what effect these legislative, executive, and administrative actions and any, future healthcare measures and agency rules will have on the number of covered individuals. Even if favorable coverage and reimbursement status is attained for FYARRO or one or more product candidates that we may develop in the future for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
Approval of an NDA is not guaranteed. The approval process is expensive and uncertain and may take several years. The FDA and foreign regulatory entities also have substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Data are subject to varying interpretation and the FDA may not agree that our clinical data support that any of our product candidates are safe and effective for the proposed therapeutic use. FDA’s Oncology Center of Excellence initiated Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development and Project FrontRunner to help develop and implement strategies to support approvals in the early clinical setting, among other goals. How the FDA plans to implement those goals and their impact on specific clinical programs and the industry are unclear. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage, and we could encounter problems that require us to repeat or perform additional preclinical studies or clinical trials or generate additional chemistry, manufacturing and controls data, including drug product stability data. The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate, and may ultimately approve the product for narrower indications or with unfavorable labeling that would impede our commercialization of the drug.
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
In addition, the conflict between Russia and Ukraine has led to, and could continue to lead to, disruption, instability and volatility in global markets and industries that could negatively impact our operations. The U.S. government and other governments in jurisdictions in which we may operate in the future have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, business partners or customers.
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
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates being insufficient or inadequate; and
•delays due to health epidemics, such as the COVID-19 pandemic, including starting any clinical trials for other indications or programs.
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
In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Patients treated with our products in clinical trials may have received surgical, radiation and chemotherapy treatments and/or may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to our products. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes.
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
We are subject to risks relating to open-label clinical trials.
Some of our ongoing, planned and future clinical trials may utilize an open-label study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to biases, including a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open- label trial may not be predictive of future clinical trial results with any of our product candidates when studied in a controlled environment with a placebo or active control.
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
Lack of efficacy, adverse events, undesirable side effects or other adverse results may emerge in clinical trials conducted by third parties investigating our approved product or the same product candidates as us in different territories for the same or different indications. For example, we may in the future enter into collaborations for the development and commercialization of FYARRO in certain foreign jurisdictions. As part of these collaborations, we may grant such collaboration partners with the right to develop and commercialize the same compounds licensed to us, including FYARRO, in such foreign jurisdictions. As a result, we may not have control over clinical trials or development programs of such third parties that we may collaborate with in the future, and any adverse findings or unexpected side effects from such third party’s conduct of clinical trials could adversely affect our development and commercialization of FYARRO or the viability of FYARRO as a product candidate. We may be required to report these adverse events or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease further development of FYARRO.
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
We intend to develop FYARRO and potentially other product candidates, in combination with one or more currently approved or unapproved therapies to treat cancer or other diseases. For example, in October 2022 we entered into a collaboration and supply agreement with Mirati to evaluate the combination of Mirati’s adagrasib (KRAZATI™), a KRASG12C selective inhibitor, and FYARRO in KRAS G12C mutant non-small cell lung cancer (NSCLC) and other solid tumors. Patients may not be able to tolerate FYARRO or any of our future product candidates in combination with other therapies or dosing of FYARRO in combination with other therapies may have unexpected consequences. Even though FYARRO has received FDA approval for advanced malignant PEComa, and even if FYARRO receives regulatory approval for additional indications, if any of our product candidates that we develop in the future were to receive regulatory approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with such product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates, the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions requiring additional clinical trials, or our own products being removed from the market or being less successful commercially.
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
Other than FYARRO, we are not aware of any FDA or EMA approved products indicated specifically for the treatment of advanced malignant PEComa. Patients with malignant PEComa commonly receive chemotherapy regimens and currently mTOR inhibitors including sirolimus, everolimus, and temsirolimus are recommended in the National Comprehensive Cancer Network (the “NCCN”) guidelines for treatment of malignant PEComa based on published retrospective data. Following FDA approval, FYARRO was added to the NCCN guidelines as the only preferred regimen for treatment of malignant PEComa. For truncating TSC1 & TSC2 inactivating alterations, there are no existing FDA or EMA approved products indicated for such use. If FYARRO receives additional regulatory approval for these TSC1 & TSC2 indications, it may face competition from other drug candidates in clinical trials that target the mTOR pathway. These may include dual mTORC1/2 inhibitors in clinical trials or next generation mTOR inhibitors in development. Any potential competitors may have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than us. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in the field before us.
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
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. To date, the COVID-19 pandemic has caused significant disruptions to the United States and global economy. Further, infections and deaths related to COVID-19 are disrupting certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially adversely affect the development and study of our product candidates. For example, we have experienced, and continue to experience, some clinical development disruptions due to the pandemic, including closures at certain lab facilities, which have led, and continue to lead, to longer than anticipated clinical development times. In addition, our clinical trials have been, and may continue to be, affected by the closure of offices, or country borders. Constraints surrounding hospital resources, infrastructure, staff and other resources, can also make it more difficult to enroll new patients in ongoing or planned clinical trials.
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
We submitted a Section 505(b)(2) NDA to the FDA in May 2021 for FYARRO for the treatment of advanced malignant PEComa, and the FDA approved the NDA on November 22, 2021. We may not be successful in obtaining FDA approval under 505(b)(2) regulatory pathway for other indications or product candidates that we may develop.
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
Disruptions at the FDA and other agencies, including delays or disruptions due to the COVID-19 pandemic, travel restrictions, and staffing shortages, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In response to the COVID-19 pandemic, after foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period.
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
Obtaining approval by the FDA, EMA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Even though FYARRO has been approved by the FDA, and even if we eventually complete clinical testing and receive approval for FYARRO in additional indications or for any other product candidates that we may develop in the future, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product’s commercial potential. Other than FYARRO, we have not obtained regulatory approval for any product candidate, and it is possible that none of our additional product candidates will ever obtain regulatory approval.
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
Our clinical trials have been and may in the future be undertaken in the United States. We may choose to conduct additional clinical trials internationally as well. For example, we are currently conducting our PRECISION 1 trial of FYARRO in the United States, but we may conduct the trial in other countries in the future. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from United States clinical trials are intended to serve as the basis for regulatory approval in foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
We are subject to risks relating to regulatory uncertainty in foreign jurisdictions.
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
In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. In particular, the circuit court held that the orphan-drug exclusivity for Catalyst’s drug blocked FDA’s approval of another drug for all uses or indications within the same orphan-designated disease, or Lambert-Eaton myasthenic syndrome (LEMS), even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
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
We received orphan drug designation and orphan drug exclusivity from the FDA for FYARRO for the treatment of advanced malignant PEComa. We may be unable to obtain orphan drug designation or orphan drug exclusivity for any other indication or regulatory approval for FYARRO for any other orphan population, or we may be unable to successfully commercialize FYARRO for such orphan population due to risks that include:
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
Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for future product candidates. Under the accelerated approval provisions in the FDA, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that generally provides a meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. On December 29, 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.
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
Disruptions at the FDA and other agencies, including delays or disruptions due to the COVID-19 pandemic, travel restrictions, and staffing shortages, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the United States government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Our business activities may be subject to the FCPA and similar anti-bribery and anti-corruption laws of other countries. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.
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
Our business activities may be subject to United States and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.
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
We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to manufacture supplies of FYARRO or any future product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of FYARRO and product candidates for preclinical studies and clinical trials under the guidance of members of our organization. In the case of FYARRO, we rely on a single third-party manufacturer, Fresenius Kabi, LLC (“Fresenius Kabi”), and currently have no alternative manufacturer in place. On January 13, 2022, we entered into a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial

Product, as amended effective as of August 1, 2022 (the “Fresenius Agreement”), with Fresenius Kabi pursuant to which Fresenius Kabi will manufacture FYARRO for intravenous use for us, and we will purchase FYARRO as a finished drug product from Fresenius Kabi, on a purchase-order basis. The Fresenius Agreement, as amended in January 2023, will be effective through March 31, 2024 (or such later date as may be agreed between the parties in writing), and we may purchase FYARRO for either clinical or commercial purposes for use in the United States and Canada. The price of FYARRO will be fixed, subject to the ability of Fresenius Kabi to increase pricing under specified circumstances. We also have an obligation to purchase certain minimum quantities of FYARRO and any failure to purchase those minimum quantities will result in an additional payment from us to Fresenius Kabi. We have other supply agreements in place for key raw materials used in the manufacture of FYARRO such as for the drug substance sirolimus and for human albumin, which are key ingredients in the drug product. If we were to engage another third-party manufacturer, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a bridging study, that any new manufacturing process will produce FYARRO or any other product candidate we may develop in the future, if approved, according to the specifications previously submitted to the FDA or another regulatory authority. If we were to experience an unexpected loss of supply of FYARRO or any other product candidate that we may develop in the future for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations in commercializing FYARRO for advanced malignant PEComa, or be required to restart or repeat, any pending or ongoing clinical trials for FYARRO in other indications or for any other product candidates we may develop in the future, in a timely manner or on budget. Moreover, if we are unable to keep up with demand for FYARRO, our revenue could be impaired, market acceptance for FYARRO could be adversely affected.
We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Further, any delay in identifying and qualifying a manufacturer for commercial production could negatively impact the commercialization of FYARRO, and, in the event that we do not have sufficient product to complete our planned clinical trials, it could delay such trials. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•the failure of the third party to manufacture FYARRO or any of our other product candidates that we may develop in the future according to our schedule and specifications, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
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
Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or others, they will not be able to pass a pre-approval inspection or secure and/

or maintain regulatory approval for their manufacturing facilities. In addition, we do not have control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, many of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our CMOs facilities generally. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of FYARRO or any of our other product candidates that we may develop in the future or if we withdraw any such approval in the future, we will need to find alternative manufacturing facilities, and those new facilities would need to be inspected and approved by FDA, EMA or comparable regulatory authority prior to commencing manufacturing, which would significantly impact our ability to commercialize FYARRO for advanced malignant PEComa and develop, obtain regulatory approval for or market FYARRO for other indications or any of our other product candidates that we may develop in the future, if approved. Our reliance on CMOs also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on the parties, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of FYARRO or any of our other product candidates or drugs that we may develop in the future and harm our business and results of operations.
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
We rely on a single-source supplier, Fresenius Kabi, for our drug product FYARRO. In January 2022, we entered into the Fresenius Agreement, which we amended in January 2023 to, among other things, extend the term of the Fresenius Agreement to March 31, 2024 (or such later date as may be agreed upon between the parties), and amend certain terms related to pricing and the Company’s obligation to purchase certain minimum quantities of FYARRO from Fresenius Kabi. We also have supply agreements in place for key raw materials used in the manufacture of FYARRO such as for the drug substance sirolimus and for human albumin, which are key ingredients in the drug product. Our suppliers could discontinue the manufacturing or supply of FYARRO at any time. We do not carry a significant inventory of FYARRO or our key raw materials used in the manufacture of FYARRO. Our suppliers may not be able to meet our demand for their products, either because of acts of nature, the nature of our agreements with those manufacturers or our relative importance to them as a customer, and our manufacturers may decide in the future to discontinue or reduce the level of business they conduct with us either entirely or for a particular territory. The loss of any of the foregoing would require significant time and effort to locate and qualify an alternative source of supply. We currently rely on a single company for such manufacturing for FYARRO. Any contractual disputes between us and such manufacturer, the termination of the Fresenius Agreement or loss of manufacturing ability by such manufacturer could similarly require significant time, effort and expense to locate and qualify an alternative source of manufacturing, which could materially harm our business.
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
We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We entered into a license agreement with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol-Myers Squibb Company (“BMS”) pursuant to which we have licensed exclusive global rights to intellectual property and know-how related to FYARRO (the “BMS License”). We are required to use commercially reasonable efforts or diligent efforts to commercialize products based on the licensed rights and to pay certain royalties based off our net sales, certain sublicense fees and certain other fees. We may not meet these requirements, which could result in a loss or termination of any rights under such agreements. Any termination of these licenses will result in the loss of significant rights and will restrict our ability to commercialize FYARRO.
We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below under “Risks Related to Our Intellectual Property.” If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.
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
In addition, any future collaboration agreements we may enter into, are generally subject to termination by the counterparty on short notice upon the occurrence of certain circumstances without cause subject to a specified notice period. Accordingly, even if we believe that the development of product candidates is worth pursuing, our partners may choose not to continue with such development. If any of our collaborations are terminated, we may not receive additional milestones or royalties under those collaborations. In addition, we may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us. For example, in December 2020, we granted to EOC (as defined herein) exclusive rights to develop and commercialize FYARRO in the EOC Territory (as defined below). Under the EOC License Agreement (as defined herein), we received an upfront payment and were eligible to receive regulatory and sales-based milestone payments upon the occurrence of certain milestone events totaling $257 million, as well as tiered royalties based on annual net sales of FYARRO. In addition, EOC was responsible for development, regulatory submissions, and commercialization in China, Hong Kong, Macau and Taiwan (collectively, the “EOC Territory”). The EOC License Agreement was terminated effective June 27, 2022, and EOC initiated a Request for Arbitration with the International Chamber of Commerce's International Court of Arbitration against us on the same date. Under the EOC License Agreement, we relied on EOC for a substantial portion of the financial resources and for the development, regulatory, and commercialization activities for FYARRO in the EOC Territory. In addition, EOC's termination of the EOC License Agreement prior to completing development or commercialization of the FYARRO under the collaboration adversely impacts the potential approval and our revenue from the licensed product in the EOC Territory and we will not receive future revenues from the collaboration. It may be necessary for us to assume the responsibility at our own expense for the development of FYARRO in the EOC Territory or find another partner for the territory. In that event, we would likely need to seek additional funding and our potential to generate future revenues from FYARRO could be significantly reduced and our business could be materially and adversely harmed. See Notes 9 and 16 to the audited financial statements for more information about the EOC License Agreement, its termination and resulting arbitration.
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
•collaborators may de-emphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a business combination or sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
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
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers or key scientific personnel could be detrimental to us if we cannot recruit suitable replacements in a timely manner. On November 9, 2022, we announced the transition of Neil Desai, our founder, director, President and Chief Executive Officer to Executive Chairman, and the appointment of Brendan Delaney, our Chief Operating Officer, to President and Chief Executive Officer, each effective January 1, 2023. In addition, on March 3, 2023, we announced Mr. Delaney’s resignation as President and CEO, effective March 14, 2023, and the appointment of Scott Giacobello, our Chief Financial Officer to Interim CEO and President, effective March 15, 2023, while our Board conducts an executive search for a successor CEO. These leadership transitions, as well as future other senior management changes, could disrupt and have a detrimental effect on our business. We will need to hire additional personnel as we expand our clinical development and commercial activities. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.
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
If we are unable to successfully establish and maintain sales or marketing capabilities or enter into agreements with third parties to sell or market FYARRO for advanced malignant PEComa or any additional indications that we may seek approval for, or other product candidates, when approved, we may not be able to successfully sell or market our product candidates that obtain regulatory approval.
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
As of December 31, 2022, we had 79 full-time employees, including 47 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under United States tax law. Our NOLs generated in tax years beginning before January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable United States federal tax law, and therefore could expire unused. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of our current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Act. As of December 31, 2022, after consideration of the NOLs that have been estimated to expire unused under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), we had federal NOL carryforwards of approximately $167.5 million, $44.1 million of which will begin to expire in 2030, and the remaining $123.4 million do not expire. We also have state NOL carryforwards of approximately $72.0 million available as of December 31, 2022, which begin to expire in 2037.
Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We have experienced such ownership changes in the past and we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which are outside our control. To the extent such limitations will cause NOL and research and development credit carryforwards to expire unused, these tax attributes have been removed from our deferred tax asset. Our ability to utilize our NOLs and certain other tax attributes could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations. Limitations may also apply to state NOLs under state law.
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
Although we own or license twelve (12) issued patents in the United States, we cannot be certain that the claims in our other United States pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and

Trademark Office (the “USPTO”), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patent will not be found invalid or unenforceable if challenged.
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
Because our development programs may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product or product candidates that we may develop in the future. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we choose to enter into such arrangements. We may also be unable to license or acquire third-party intellectual property rights on terms that would be favorable to us or allow us to make an appropriate return on our investment or at all. Even if we are able to obtain a license to intellectual property of interest, we may not be able to secure exclusive rights, in which case others could use the same rights and compete with us. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Although we own, co-own, or have exclusively licensed at least twelve (12) issued patents in the United States and pending patent applications in the United States and other countries, filing, prosecuting and defending patents on our product or product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States, assuming that rights are obtained in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. In addition, the statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications and we may not timely file foreign patent applications.
Further, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system will likely be introduced by the end of 2023, which would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
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
As described in Note 16 (Commitments and contingencies) to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, we have been, are, and may in the future become, party to lawsuits and legal proceedings including, without limitation, actions and proceedings in the ordinary course of business relating to our collaboration partners, directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. In the Request for Arbitration, EOC claims that we breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing and clinical development information to EOC. As a result, EOC is seeking monetary damages. The arbitration process is ongoing.
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
Our stock price is volatile.
The market price of our common stock could be subject to significant fluctuations. From the completion of the Merger on August 26, 2021 through December 31, 2022, the market price for our common stock ranged from a low of $11.57 to a high of $33.00. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
•sales of our common stock by us or our stockholders in the future, or the anticipation thereof;
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
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operation could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and estimates and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, and expenses that are not readily apparent from other sources. For example, in connection with the implementation of the new revenue accounting standard, management makes judgments and assumptions regarding our product sales based on our interpretation of the new standard. The new revenue standard is principle-based, and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we apply the new standard. If our assumptions underlying our estimates and judgements relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgements, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
We will continue to incur significant increased costs and management resources as a result of operating as a public company.
As a public company, we will continue to incur significant legal, accounting, compliance and other expenses that we did not incur as a private company and these expenses may increase even more since we are no longer an “emerging growth company.” Our management and other personnel will need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. As a public company, we will continue to bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. In addition, regulations and standards relating to corporate governance and public disclosure, including the SOX, and the related rules and regulations implemented by the SEC and The Nasdaq Stock Market LLC, have increased legal and financial compliance costs and will make some compliance activities more time-consuming. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

Sales of a substantial number of shares of our common stock in the public market, including by our existing stockholders, could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that these sales and others may have on the prevailing market price of our common stock.
On April 15, 2021, we filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) to offer up to $150 million of our securities, which expires on April 15, 2024. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. SEC rules provide that companies with a public float of less than $75 million may only sell shares under a Form S-3 shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the public float. If we do not meet this public float requirement, any offering by us under the Shelf Registration Statement or any future registration statement on Form S-3 that we may file with the SEC will be limited to raising an aggregate of one-third of our public float in any 12-month period.
Our directors and employees may sell our stock through 10b5-1 trading plans or in the market during open windows under our insider trading policy without such plans in place. Sales of our common stock by our officers, directors, holders of 5% or more of our capital stock and their respective affiliates, and employees could be perceived negatively by investors or cause downward pressure on our common stock and cause a reduction in the price of our common stock as a result. We have also registered shares of our common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.
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
Unfavorable market and global economic conditions as a result of multiple global events, including the COVID-19 pandemic, adverse developments affecting the financial services industry, the conflict in Eastern Europe, increasing interest rates and general economic downturns, could adversely affect our business, financial condition or results of operations.
While the potential economic impact brought by multiple adverse global circumstances, such as the COVID-19 pandemic, conflicts in Eastern Europe, potential uncertainty related to Taiwan and its relationship with China, increasing interest rates, adverse developments affecting the financial services industry and general economic downturns are difficult to assess or predict, both as to magnitude and duration, these events have resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for FYARRO or our any of our future product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. In the event of prolonged business interruptions due to geopolitical events, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume our business or clinical operations. We have no operations in Russia, Belarus or Ukraine, but we do not and cannot know if the current uncertainties in these geopolitical areas, which are unfolding in real-time, may escalate and result in broad economic and security conditions or rationing of medical supplies, which could limit our ability to conduct clinical trials outside the United States or result in material implications for our business. In addition, our insurance policies typically contain a war exclusion of some description and we do not know how our insurers are likely to respond in the event of a loss alleged to have been caused by geopolitical uncertainties. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”), as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership.
Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all.
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
Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of December 31, 2022, we had cash, cash equivalents and short-term investments of $172.6 million, consisting of United States Government, commercial paper, corporate debt securities, and agency bonds. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments

We are a smaller reporting company. We cannot be certain whether the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors or otherwise limit our ability to raise additional funds.
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
Our bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees or our stockholders to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provisions of the DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, our amended and restated certificate of incorporation or our bylaws (including the interpretation, validity or enforceability thereof), or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that these choice of forum provisions do not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. The amended and restated bylaws provide that the federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in the bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our bylaws described above.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters consist of 2,760 square feet of leased office space in Pacific Palisades, California. Our Pacific Palisades lease expires on February 28, 2025. We also lease 10,615 square feet of office space in Morristown, New Jersey. The Morristown lease expires on May 19, 2028.
We believe our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms for our future growth.
Item 3. Legal Proceedings.

For discussion of legal proceedings, see Note 16 (Commitments and contingencies) to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has traded since the Merger on the Nasdaq Capital Market on August 27, 2021, under the symbol “AADI.”
Stockholders
As of March 23, 2023, there were 86 stockholders of record of our common stock.
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
Unregistered Sales of Equity Securities and Use of Proceeds
There have been no unregistered sales of securities other than previously disclosed by us on Form 10-Q or Form 8-K.
Issuer Purchases of Equity Securities
There were no repurchases of shares of common stock made during the year ended December 31, 2022.
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes to those statements thereto appearing elsewhere in this Annual Report on Form 10-K filed with the SEC for the year ending December 31, 2022. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. You should read this Annual Report completely, including Part I, Item 1A (Risk Factors) of this Annual Report and the “Cautionary Statement Regarding Forward-Looking Statements” sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by our forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
We are a biopharmaceutical company focused on developing and commercializing precision therapies for genetically defined cancers with alterations in mTOR pathway genes. Our lead drug product, FYARRO®, is a form of sirolimus bound to albumin. Sirolimus is a potent inhibitor of the mTOR biological pathway, the activation of which pathway can promote tumor growth. We believe our approach to utilizing albumin bound sirolimus has the potential to produce transformational therapies to cancer patients with mTOR pathway driver alterations where other mTOR inhibitors have not or cannot be effectively exploited due to problems of pharmacology, effective drug delivery, safety, or effective targeting to the disease site.
In November 2021, the U.S. Food and Drug Administration (the “FDA”) approved FYARRO sirolimus protein-bound particles for injectable suspension (albumin-bound) for the treatment of adult patients with locally advanced unresectable or metastatic malignant perivascular epithelioid cell tumor (“PEComa”). On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa. For the fiscal year ended December 31, 2022, we recorded net revenue from product sales of $15.2 million and net loss of $60.5 million. See “Results of Consolidated Operations” for further discussion of our results.
In addition to advanced malignant PEComa, based on exploratory data from our completed Phase 2 registrational study, Advanced Malignant PEComa Trial (“AMPECT”), and our expanded access program for FYARRO, we have initiated a registration-directed tumor-agnostic Phase 2 study (“PRECISION 1”) of FYARRO in patients with Tuberous Sclerosis Complex 1 and 2 (“TSC1 & TSC2”) alterations. We have completed a Type B meeting with the FDA in which we discussed the trial design and the PRECISION 1 trial was opened for enrollment in the United States during the first quarter of 2022, with dosing of our first patient in March 2022. We anticipate having preliminary data on a meaningful number of patients in the PRECISION 1 trial during the second quarter of 2023.
For more information regarding our business, including FYARRO, AMPECT and the PRECISION 1 trial, see Part I, Item 1 (Business).
Recent Developments
•Leadership Transition. Effective January 1, 2023, our board of directors appointed Brendan Delaney, our former Chief Operating Officer, to President and Chief Executive Officer and Neil Desai, our founder, director, and former-President and Chief Executive Officer, to Executive Chairman. Mr. Delaney was also appointed to serve on our board of directors. Effective March 14, 2023, Mr. Delaney resigned from his position as President and Chief Executive Officer and as a member of our board of directors, and, effective March 15, 2023, our board of directors appointed Scott Giacobello, our Chief Financial Officer, as Interim Chief Executive Officer and President. Mr. Giacobello will continue to serve in his role as Chief Financial Officer in addition to his role as Interim Chief Executive Officer and President. In addition, Dr. Desai, the founder of the company and our President and Chief Executive Officer prior to Mr. Delaney, continues to serve as the Executive Chairman and a member of our board of directors and will assist with the leadership transition. The Board has also initiated an executive search for a successor chief executive officer, and, as such, Mr. Giacobello’s position of Interim Chief Executive Officer and President will end when a successor is appointed.
•2022 Private Investment in Public Equity (PIPE) Financing. On September 22, 2022, we entered into a securities purchase agreement (“Purchase Agreement”) for a private placement (the “2022 PIPE Financing”) with certain investors (“2022 PIPE Investors”). Upon closing the 2022 PIPE Financing on September 26, 2022, we sold (i) 3,373,526 shares of our common stock, at a purchase price of $12.50 per share, and (ii)

2,426,493 pre-funded warrants (the “Pre-Funded Warrants”) to purchase shares of our common stock, at a purchase price of $12.4999 per Pre-Funded Warrant. The Pre-Funded Warrants will have an exercise price of $0.0001 per share of common stock, be immediately exercisable and remain exercisable until exercised in full. In connection with the 2022 PIPE Financing, we entered into a Registration Rights Agreement, dated September 22, 2022 (“2022 PIPE Registration Rights Agreement”), with the 2022 PIPE Investors. Pursuant to the 2022 PIPE Registration Rights Agreement, on October 26, 2022, we filed a registration statement with the Securities and Exchange Commission (the "SEC") for the registration for resale of the securities sold under the Purchase Agreement, including the shares issuable upon the exercise of the Pre-Funded Warrants, which such registration statement was declared effective on November 4, 2022.
At the closing of the 2022 PIPE Financing, the total purchase price paid by the 2022 PIPE Investors was approximately $72.2 million, after deducting $0.3 million of our offering expenses. We intend to use the net proceeds from the 2022 PIPE Financing to fund working capital and other general corporate purposes.
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
BMS License Agreement
We have exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to ABI-009 (which we refer to as FYARRO) pursuant to an amended and restated license agreement, dated November 15, 2019, as amended August 31, 2021 (the “BMS License Agreement”) with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol-Myers Squibb Company (“BMS”). Under the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. During the year ended December 31, 2022, we recorded royalties of $1.1 million under the terms of this agreement, of which $0.4 million in royalties were accrued as of December 31, 2022. No payments related to milestones under this agreement were paid during the year ended December 31, 2022. See Note 9 to the consolidated financial statements for more information about the BMS License Agreement.
Under the terms of an August 2021 amendment to the license agreement, we paid BMS $5.8 million, representing 50% of the previously outstanding payment obligation under the agreement, following the effective time of the 2021 Private Investment in Public Equity (PIPE) Financing ("2021 PIPE Financing") that occurred in connection with the closing of the reverse acquisition of Aerpio Pharmaceuticals, Inc. Pursuant to the terms of the amendment, the remaining portion of the previously outstanding payment obligation ($5.8 million), which is recorded on our balance sheet as due to licensor, is due on the third anniversary of the effective time of such 2021 PIPE Financing plus any accrued and unpaid interest due thereon.
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
In accordance with the BMS License Agreement, we are required to pay 20% of all sublicense fees to BMS. As such, we recognized $2.8 million of license expense in the fourth quarter of 2020 and had a corresponding $2.8 million sublicense payable to BMS on the balance sheet as of December 31, 2020, which was paid in 2021.
During the fourth quarter of 2021, we recognized license revenue and received $1.0 million from EOC for achieving the FDA approval milestone in November 2021. In accordance with the BMS License Agreement, we recognized $0.2 million of license expense in the fourth quarter of 2021 and had a corresponding $0.2 million sublicense payable to BMS on the balance sheet as of December 31, 2021, which was paid in 2022.

On June 27, 2022, we received written notice from EOC that EOC has elected to terminate the EOC License Agreement, effective immediately. On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. The arbitration process is ongoing. We intend to defend ourselves vigorously in this matter and pursue all relief to which we are entitled. We are unable to estimate the possible loss or range of loss, therefore no amounts have been accrued as of December 31, 2022. See Notes 9 and 16 to the audited financial statements for more information about the EOC License Agreement, its termination and resulting arbitration.
Impact of Negative Global or National Events
Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including the COVID-19 pandemic, extreme weather conditions, increased economic uncertainty, inflation, rising interest rates, and conflicts in Eastern Europe and in other countries. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances. For example, as the COVID-19 pandemic has developed, we have taken numerous steps to help ensure the health and safety of our employees. While we have largely resumed normal operations, any resurgence or worsening of the COVID-19 pandemic may cause us to reinstitute certain measures to protect employee safety, including staggered work hours or reduced in-person staffing, that could result in additional disruption and/or delays in our ability to conduct development activities.
We have been and continue to actively monitor our supply chain in light of these challenging global and national events and circumstances, including our third-party materials suppliers. To date, we have experienced some supply disruptions due to the COVID-19 pandemic, including closures at certain chip manufacturers, which led to extended lead times for FYARRO and diversion of certain lab materials needed to support COVID-19 relief efforts. While certain of these disruptions have been resolved since the start of the COVID-19 pandemic, we are continuing to monitor our supply chain and contingency planning is ongoing with our partners to reduce the possibility of an interruption to our development activities or the availability of necessary materials.
The ultimate impact of these global and national events and circumstances, either individually or in aggregate, is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to mitigate potentially negative impacts to our business. For example, during the COVID-19 pandemic, our clinical trials have been, and may continue to be, affected by the closure of offices, lack of resources or closure of borders, among other measures being put in place around the world and we made certain modifications to employee travel, with masking and vaccination requirements in our offices, and with our employees working remotely fully or intermittently. Any continued inability to travel and conduct face-to-face meetings, as well as constraints surrounding hospital infrastructure and staff, can also make it more difficult to enroll and maintain patients in ongoing or planned clinical trials. We will continue to actively monitor the rapidly evolving situation related to these global and national events, and may take further actions to mitigate potential negative impacts to our business, and that may alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which these global or national events and circumstances may affect our future business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain. We will continue to evaluate the impact that these events could have on our operations, financial position, results of operations and cash flows in fiscal year 2023.
August 2021 Reverse Merger
On May 16, 2021, at which time we were operating as “Aerpio Pharmaceuticals, Inc.,” we entered into: (i) an Agreement and Plan of Merger (“Merger Agreement”) with Aspen Merger Subsidiary, Inc., our wholly-owned subsidiary (“Merger Sub”), and Aadi Subsidiary, Inc. (formerly known as Aadi Bioscience, Inc. (“Private Aadi”)); and (ii) a subscription agreement (“Subscription Agreement”) with certain investors (the “2021 PIPE Investors”), pursuant to which we agreed to sell shares of our common stock to the 2021 PIPE Investors concurrently with the closing of the Merger (as defined below). See Note 1 to our audited financial statements for more information about the Merger Agreement and the Subscription Agreement.
On August 26, 2021, pursuant to the terms of the Merger Agreement and the Subscription Agreement:

•Merger Sub merged with and into Private Aadi, with Private Aadi surviving as our wholly-owned subsidiary (the “Merger”);
•in connection with and immediately prior to the Merger, we effected a reverse stock split of our common stock at a ratio of 15:1 and changed our name from “Aerpio Pharmaceuticals, Inc.” to “Aadi Bioscience, Inc”;
•at the effective time of the Merger, based on an exchange ratio of 0.3172 (after taking into account the Reverse Stock Split), as calculated under the Merger Agreement (the “Exchange Ratio”), we issued an aggregate of 5,776,660 shares of common stock to the holders of Private Aadi common stock immediately prior to the Merger, including shares of Private Aadi common stock issuable upon the conversion of all shares of preferred stock and convertible promissory notes outstanding immediately prior to the Effective Time;
•at the closing of the Merger, we assumed all of the outstanding and unexercised options to purchase shares of Private Aadi common stock, which options were converted into options to purchase shares of our common stock, as adjusted pursuant to the Merger Agreement based on the Exchange Ratio;
•concurrently with the Closing of the Merger, we issued and sold 11,852,862 shares of common stock to the 2021 PIPE Investors for total gross proceeds of $155 million and, immediately after the closing of the Merger and the 2021 PIPE Financing, the 2021 PIPE Investors and the Private Aadi investors as of immediately prior to the effective time of the Merger owned 55.6% and 29.2%, respectively, of our outstanding common stock on a fully-diluted basis; and
•we entered into a contingent value rights agreement (“CVR Agreement”) pursuant to which each of our stockholders as of immediately prior to the effective time of the Merger became entitled to certain contingent value rights entitling them to receive 90% of the net proceeds (calculated as gross consideration minus certain permitted deductions), if any, received by us under the license agreement, dated June 24, 2018, with Gossamer Bio, Inc., as amended (the “Gossamer License Agreement”), and certain other covered agreements, as specified in the CVR Agreement (see Note 1 to our audited financial statements for more information about the CVR Agreement). The CVR Agreement automatically terminated effective July 24, 2022, the date the Gossamer License Agreement terminated.
Key Trends and Factors Affecting Comparability Between Periods
•Commercial sale of FYARRO was launched on February 22, 2022, for the treatment of patients with advanced malignant PEComa. We recorded net product sales of $15.2 million during the year ended December 31, 2022.
•We have built a cross-functional commercial team consisting of marketing, market access and commercial operations and will continue to strategically build our sales and our commercial infrastructure with capabilities designed to scale when necessary to support future commercial launches. Expenses related to our commercial launch including personnel expenses, sales support, and marketing are included in selling, general and administrative expenses for the year ended December 31, 2022. We expect these expenses will continue to increase in 2023, as compared to 2022, with the ongoing commercialization of FYARRO and preparation for potential future launches.
•We continue to build out our research and development team and we expect our research and development costs will increase in 2023, relative to 2022, as a result of significant expenses related to the PRECISION 1 trial which was open to enrollment during the year ended December 31, 2022, with the first patient dosed in March 2022.
•As a public company our expenses have increased from prior year as a privately held company, including (i) costs to comply with the rules and regulations of the SEC and those of the Nasdaq Capital Market (“Nasdaq”), (ii) legal, accounting and other professional services, (iii) insurance, (iv) investor relations activities, and (v) other administrative and professional services.
Liquidity and Capital Resources
As of December 31, 2022, we had $172.6 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2025. We have incurred net losses in each year since inception and as of December 31, 2022 we had an accumulated deficit of $203.2 million. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, and costs associated with the Merger. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials and identifying and designing product candidates, the regulatory approval process for FYARRO outside the United States and in additional indications and any other product candidates we may develop in the future and the commercial launch of FYARRO.
Basis of Presentation
The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the consolidated balance sheets and statements of operations and comprehensive loss presented herein. The following discussion and analysis are based on our consolidated financial statements contained in this Annual Report, which we have prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.
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
•     Product Returns: Consistent with industry practice, we offer the SDs and SP limited product return rights for damages, shipment errors, and expiring product, provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We do not allow product returns for product that has been dispensed to a patient. As we receive inventory reports from the SDs and SP and have the ability to control the amount of product that is sold to the SDs and SP, we estimate future potential product returns based on the on-hand channel inventory data and sell-through data obtained from the SDs and SP. In arriving at our estimate, we also consider historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.
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
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, sales and marketing, and other corporate functions. Other general and administrative expenses include professional fees for legal, auditing, tax and business consulting services, insurance costs, intellectual property and patent costs, facility costs and travel costs. We expect that selling, general and administrative expenses will increase in the future as we expand our operating activities. Additionally, we have incurred, and expect to continue to incur, significant additional expenses associated with being a public company that we did not incur as a privately-held company, including (i) costs to comply with the rules and regulations of the SEC and those of Nasdaq, (ii) legal, accounting and other professional services, (iii) insurance, (iv) investor relations activities, and (v) other administrative and professional services.
Research and Development Expenses
Research and development expenses, which consist primarily of costs associated with our product research and development efforts, are expensed as incurred. Research and development expenses consist primarily of: (i) employee related costs, including salaries, benefits and share-based compensation expense for employees engaged in scientific research and development functions; (ii) third-party contract costs relating to research, formulation, manufacturing, nonclinical studies and clinical trial activities; (iii) external costs of outside consultants who assist with technology development, regulatory affairs, clinical development and quality assurance; (iv) payments made under our third-party licensing agreements; and (v) allocated facility-related costs.
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
Impairment of Acquired Contract Intangible Asset
Impairment of acquired contract intangible asset relates to a write down of the acquired contract intangible asset to fair value. During the year ended December 31, 2021, we recognized an impairment of $74.2 million to bring the carrying amount of the contract intangible asset down to its estimated fair value of $3.9 million at August 26, 2021. During the year ended December 31, 2022, we recognized an impairment charge of $3.7 million to fully impair the contract intangible asset based on Gossamer's termination of the Gossamer License Agreement as a result of Gossamer not meeting its primary or secondary endpoint in the UC-SHIFT clinical trial.
Cost of Goods Sold
Cost of goods sold consist primarily of royalties paid to BMS, costs incurred on sales of FYARRO and costs to manufacture and prepare the product for sales subsequent to the FDA approval in November 2021. Costs incurred prior to the FDA approval were expensed when incurred.

Other Income, Net
Other income, net consists of the change in fair value of convertible promissory notes and interest expense related to such notes. These expenses are partially offset by interest income earned on cash, cash equivalents and short-term investments, and gain on extinguishment of debt.
Income Tax Expense
During the years ending December 31, 2022 and 2021, we recognized zero and $2,000 of income tax expense on the statement of operations and comprehensive loss, respectively. Since our formation in 2011, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items.
Results of Consolidated Operations:
The following table presents the results of operations for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2022	2021
Revenue
Product sales, net	$15,216	$—
License revenue	—	1,000
Grant revenue	—	120
Total revenue	15,216	1,120
Operating expenses
Selling, general and administrative	40,176	18,511
Research and development	32,662	19,670
Cost of goods sold	1,335	—
Impairment of acquired contract intangible asset	3,724	74,156
Total operating expenses	77,897	112,337
Loss from operations	(62,681)	(111,217)
Other income, net	2,168	1,129
Loss before income tax expense	(60,513)	(110,088)
Income tax expense	—	(2)
Net loss	$(60,513)	$(110,090)
Comparison of Years Ended December 31, 2022 and 2021
Product Sales, Net
Our product sales, net consist of sales of FYARRO since its launch in the United States on February 22, 2022. Product sales, net for the year ended December 31, 2022 were $15.2 million. There were no product sales for the year ended December 31, 2021.
License Revenue
During the year ended December 31, 2021, we recognized $1.0 million of revenue upon achieving the FDA approval milestone from EOC Pharma as consideration pursuant to the EOC License Agreement. This revenue was recognized when earned. No license revenue was recognized during the year ended December 31, 2022.
Grant Revenue
Grant revenue amounts can vary from period to period depending on the funding and work performed. Grant revenue decreased by $0.1 million for the year ended December 31, 2022, compared to the same period in 2021, primarily due to a decrease in the eligible expenses for grant reimbursement incurred during 2022 compared to 2021. The period for eligible grant reimbursement with the FDA ended during the year ended December 31, 2021. There were no new grants during the year ended December 31, 2022.

Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2022, were $40.2 million, an increase of $21.7 million, compared to $18.5 million for the year ended December 31, 2021.
The increase was driven by the following in support of our increased headcount, commercial and marketing expenses, and expenses related to being a public company. We expect these expenses to continue to increase to support future launches:
•$13.4 million in personnel related expenses due to increased headcount, incentive bonuses and share-based compensation. Sales and administrative headcount increased to 32 employees at December 31, 2022 from 17 employees at December 31, 2021;
•$4.0 million of legal, insurance and other related expenses;
•$2.9 million of commercial and marketing expenses; and
•$1.4 million of consulting expenses.
Research and Development Expenses
The following table presents our research and development expenses for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2022	2021
Personnel expense	$18,526	$4,359
Consultants	4,543	2,458
External clinical development	8,347	5,838
Clinical drug product manufacturing	818	6,646
Other expense	428	369
Total research and development expense	$32,662	$19,670
Research and development expenses for the year ended December 31, 2022, were $32.7 million, an increase of $13.0 million, compared to $19.7 million for the year ended December 31, 2021. The increase was primarily driven by a $16.3 million increase in expenses related to headcount, consultants, and other expenses, a $2.5 million increase in clinical development expenses related to the PRECISION 1 trial, offset by a $5.8 million decrease related to clinical drug product manufacturing.
Cost of Goods Sold
Cost of goods sold was $1.3 million reflecting primarily royalties incurred on product sold during the year ended December 31, 2022. There were no cost of goods sold during the year ended December 31, 2021.
Impairment of Acquired Contract Intangible Asset
During the year ended December 31, 2022, we recorded a $3.7 million impairment charge to reduce the carrying value of the intangible asset to its fair value of zero, based on a formal notice of termination we received on April 25, 2022 from Gossamer for the Gossamer License Agreement. The Gossamer License Agreement terminated effective July 24, 2022.
During the year ended December 31, 2021, we recorded a $74.2 million impairment charge to reduce the carrying value of the intangible asset to its fair value to $3.9 million at the Effective Times, as a result of the excess fair value ascribed to the acquired contract intangible asset related to the Merger.

Other Income, Net
The following table sets forth our other income, net:

	Year Ended December 31,
	2022	2021
Change in fair value of convertible promissory notes	$—	$1,585
Gain upon extinguishment of debt	—	196
Interest income	2,398	13
Interest expense	(230)	(665)
Total other income	$2,168	$1,129
Other income, net for the year ended December 31, 2022, was $2.2 million of income, compared to $1.1 million of income for the year ended December 31, 2021. The change was primarily driven by interest income of $2.4 million from investment holdings in the year ended December 31, 2022 compared to $1.6 million of non-cash income related to the change in fair value of the convertible promissory notes and a $0.2 million gain recognized on the extinguishment of the Paycheck Protection Program loan forgiven by the Small Business Administration in the year ended December 31, 2021.
Liquidity and Capital Resources
Overview
As of December 31, 2022, we had $172.6 million of cash, cash equivalents and short-term investments. Prior to and as of the date of filing this Annual Report on Form 10-K, we had and continue to have access to and control over all our cash, cash equivalents and short-term investments, notwithstanding the closure of Silicon Valley Bank (as discussed below and elsewhere in this Annual Report on Form 10-K). Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2025.
We have incurred net losses in each year since inception and as of December 31, 2022, we had an accumulated deficit of $203.2 million. Our net losses were $60.5 million and $110.1 million for the years ended December 31, 2022 and 2021, respectively. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, and costs associated with the Merger. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical studies and clinical trials, identifying and designing product candidates, the regulatory approval process for FYARRO in additional indications, outside the United States and any other product candidates we may develop in the future, and the commercial launch of FYARRO. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of FYARRO, in additional indications and seek to expand our pipeline.
From inception through December 31, 2022, we received funding of $25.4 million from our initial seed financing and the sale of Series A convertible preferred stock, $9.1 million from the issuance of convertible promissory notes, $145.4 million, net from the 2022 PIPE Financing in connection with the Merger, $29.7 million of cash assumed in the Merger, and $72.2 million, net cash proceeds from the 2022 PIPE Financing.
Shelf Registration Statement; $75M At the Market Offering
On March 17, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an “at the market offering” pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar value of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of December 31, 2022, no shares of common stock had been sold under the Sales Agreement.
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
On September 22, 2022, the Company entered into the Purchase Agreement for the 2022 PIPE Financing with the 2022 PIPE Investors for the sale by the Company of 3,373,526 shares of the Company’s common stock for a price of $12.50 per share and Pre-Funded Warrants to purchase an aggregate of 2,426,493 shares of the Company's common stock, at a purchase price of $12.4999 per Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at an exercise price of $0.0001 and will be exercisable until exercised in full. The 2022 PIPE Financing closed on September 26, 2022. Aggregated net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the shares were $72.2 million.
The following table summarizes our cash flows for the years presented (amounts in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(49,640)	$(22,423)
Net cash (used in) provided by investing activities	(132,886)	25,153
Net cash provided by financing activities	72,620	141,804
Net (decrease) increase in cash, cash equivalents and restricted cash	$(109,906)	$144,534
Operating Activities
Our cash used in operating activities primarily results from our net loss adjusted for non-cash expenses, changes in working capital components, amounts due to contract research organizations to conduct our clinical programs and employee-related expenditures for research and development and selling, general and administrative activities. Our cash flows from operating activities will continue to be affected by spending to commercialize FYARRO in advanced malignant PEComa, advance and support FYARRO in additional indications in the clinic, develop new product candidates, and other operating and general administrative activities, including operating as a public company.
For the year ended December 31, 2022, cash used in operating activities was $49.6 million and resulted from (i) our net loss of $60.5 million, and (ii) a $1.8 million net decrease in our working capital accounts, primarily driven by an increase in accounts receivable and inventory related to the commercial launch of FYARRO in February 2022; offset by (i) a decrease in accounts payable and accrued expenses, and $12.7 million in non-cash adjustments, which was primarily related to share-based compensation expense, the impairment of the contract intangible asset, and depreciation and amortization expense.
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
Investing Activities
Cash used in investing activities for the year ended December 31, 2022 related to purchases of short-term investments $145.2 million, offset by maturities of $12.8 million.
Cash provided by investing activities for the year ended December 31, 2021 related to cash acquired in connection with the Merger of $29.7 million offset by $4.5 million of transaction related expenses.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2022 related to $72.5 million gross cash proceeds from our 2022 PIPE Financing, $0.4 million from exercise of stock options and $0.3 million in proceeds from the issuances of stock under the ESPP, offset by $0.7 million of financing costs related to the 2021 PIPE Financing and the 2022 PIPE Financing.
Cash provided by financing activities for the year ended December 31, 2021 includes $155.0 million gross cash proceeds from our 2021 PIPE Financing and $0.8 million from exercise of stock options, partially offset by $9.6 million of issuance costs related to the 2021 PIPE Financing, and $4.4 million of dividends paid to preferred stockholders.

Contractual Obligations and Commitments
In April 2022, we entered into a lease for 10,615 square feet of office space in Morristown, New Jersey. The term of the lease is seventy-three months unless terminated sooner.
Rent expense is being recorded on a straight-line basis. Rent expense related to the Pacific Palisades and Morristown leases was $0.4 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively. See Note 8 to the consolidated financial statements for details related to future lease payments.
In January 2022, we entered into a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as amended effective as of August 1, 2022 (the “Fresenius Agreement”), with Fresenius Kabi, LLC (“Fresenius Kabi”), pursuant to which Fresenius Kabi will manufacture FYARRO for us and we will purchase FYARRO as a finished drug product from Fresenius Kabi, on a purchase-order basis. The Fresenius Agreement contains specific activities such as non-cancellable commitments, minimum purchase commitments, and binding annual forecasts. Under the Fresenius Agreement, which is effective through March 31, 2024 (or such later date as may be agreed between the parties in writing), we may purchase FYARRO for either clinical or commercial purposes for use in the United States and Canada.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make certain estimates, judgements and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements.
While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
We recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC Topic 606, Revenue from Contracts with Customer (“Topic 606”), the following five steps are performed: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.
Net Product Sales
We sell our product primarily through a limited number of specialty distributors (SDs) and specialty pharmacy (SP) customers. The delivery of our product represents a single performance obligation for these transactions, and we record net product sales when control is transferred to the customer, which occurs upon receipt by the customer. The transaction price for net product sales represents the amount we expect to receive, which is net of estimated distribution fees, government-mandated rebates, chargebacks, co-payment assistance, and estimated product returns. Accruals are established for these deductions, and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the distributor or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management's estimates that consider channel mix and experience to date.

Estimates are assessed periodically and updated to reflect current information. These estimates involve a substantial degree of judgment, in particular, for government-mandated rebates and chargebacks, such as for the Medicaid and 340B programs.
Research and Development Costs
We incur substantial expenses associated with clinical trials. Accounting for clinical trials relating to activities performed by CROs and other external vendors requires us to exercise significant estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include, the conduct of preclinical studies, contract manufacturing activities and clinical activities. The diverse nature of services being provided under CRO and other vendor arrangements, the different terms and milestone arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs and other vendors in connection with clinical trials. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in the accrued and other current liabilities or prepaid expenses, as applicable, on the balance sheets and within research and development expense on the consolidated statements of operations and comprehensive loss. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, payment arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.
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
Share-Based Compensation
We recognize all share-based payments to employees, including grants of employee stock options in the consolidated statements of operations and comprehensive loss based on their fair values. All of our share-based awards, to employees, non-employees, officers, and directors, are subject only to service-based vesting conditions. We estimate the fair value of our share-based awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. treasury notes with maturities approximately equal to the expected term of the stock options and (iv) expected dividends. Options granted during the year have a maximum contractual term of ten years. Forfeitures are recognized and accounted for as they occur.
Due to the historical lack of a public market for the trading of our common stock following the Merger and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to ours, including stage of product development and life science industry focus. We believe the group selected has sufficient similar economic and industry characteristics and includes companies that are most representative of us.
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
Compensation expense related to awards to employees is calculated on a straight-line basis by recognizing the grant date fair value over the associated service period of the award, which is generally the vesting term. For the years ended

December 31, 2022 and 2021, we recognized share‑based compensation expense, net of estimated forfeitures, in the statements of operations and comprehensive loss as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021
Selling, general and administrative	$6,333	$1,449
Research and development	3,310	657
Total	$9,643	$2,106
As of December 31, 2022, total unamortized share‑based compensation was $28.8 million which we expect to recognize over a weighted average period of 2.7 years. The intrinsic value of all outstanding stock options as of December 31, 2022 was $2.8 million.
Merger and Acquired Contractual Intangible Asset
Aerpio issued common stock in the Merger based on the terms of the Merger Agreement. For accounting purposes, however, we concluded under GAAP that Private Aadi has acquired Aerpio. We based this conclusion having evaluated the terms of the Merger Agreement and other factors including: (i) the stockholders of Private Aadi owned approximately 66.8% of the voting rights of the Company as of immediately following the Merger (but prior to the 2021 PIPE Financing); (ii) three (3) of seven (7) members of the board of directors of the Company post-Merger were composed of directors designated by Private Aadi under the terms of the Merger Agreement, and one (1) member of the board of directors of the Company post-Merger was a director mutually designated by Private Aadi and Aerpio; (iii) existing members of Private Aadi’s management became the management of the Company post-Merger; (iv) the 2021 PIPE Investors consist of individuals and funds, and for purpose of this analysis, while they owned approximately 55.6% on a fully-diluted basis, as of immediately following the Merger (and after giving effect to the 2021 PIPE Financing), no one individual or fund held more shares than the holders of Private Aadi collectively owned immediately following the Merger and they are not considered to be a single voting group; and (v) following the Merger, the Company is headquartered in Pacific Palisades, California, and all ongoing operations of the combined company are those of Private Aadi.
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
Upon closing of the Merger, substantially all of the fair value is concentrated in cash, working capital and a long-lived contract intangible asset related to Aerpio’s license agreement with Gossamer Bio. Inc., under which 90% of any future net cash proceeds will be remitted to CVR Holders and paid through the CVRs. In accordance with GAAP for asset acquisitions, the excess purchase price over the fair value of the acquired assets and liabilities ($78.1 million) was ascribed to the acquired contract intangible asset. However, due to the significant excess purchase price being allocated over the fair value of the acquired contractual intangible asset, we determined that an indicator of impairment was present, and we assessed the contract intangible asset as compared to expectations of contingent future cash flows. We concluded that our estimate of gross cash flows potentially accruing to us under the license agreement is likely to be less than the excess purchase price of the fair value of the acquired assets and liabilities ascribed to the acquired contract intangible asset. As a result, we performed a valuation of the acquired contract intangible asset and recognized an impairment of $74.2 million to adjust the carrying amount of the contractual intangible asset to its estimated fair value of $3.9 million. During the year ended December 31, 2022, upon receipt of the Notice of Termination, we impaired the contract intangible asset by $3.7 million to its estimated fair value of zero based on receipt of the formal notice of termination from Gossamer for the Gossamer License Agreement.
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
•We determined fair value of the potential development milestone payments under the license agreement with inputs based on certain subjective assumptions, including (a) the probability of clinical success determined with reference to various academic studies reporting probabilities of approval for clinical trials; (b) an estimate of the time to achievement of the clinical milestones; and (c) a counterparty credit risk premium determined with reference to the borrowing costs of a benchmark group of comparable market participants.
•Application of the Monte Carlo simulation model in valuing the potential sales-based milestone and royalties involves making assumptions for (a) the probability of clinical success determined with reference to various academic studies reporting probabilities of approval for clinical trials; (b) our forecast of potential revenues, revenue uptake rate and the period of time from a prospective commercial launch to peak sales, and an estimate of peak sales for each successfully commercialized product covered under the license agreement; (c) drift equal to the risk free rate on revenues following a multivariate Geometric Brownian Motion; (d) a counterparty credit risk premium determined with reference to the borrowing costs of a benchmark group of comparable market participants; and (e) a revenue metric risk premium determined with reference to a long-term risk-free rate, a weighted-average cost of capital, revenue volatility and asset volatility.
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
Pacific Palisades, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aadi Bioscience, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Product Revenue Allowances for Chargebacks and Government Rebates
As described in Note 2 to the consolidated financial statements, revenue from product sales is recognized net of estimates for variable consideration consisting of chargebacks, government rebates, distribution fees, co-payment assistance, and product returns. This variable consideration is recorded in the same period that the related revenue is recognized and creates variability for the consideration that the Company expects to receive. Liabilities related to government rebates and chargebacks involve the use of assumptions and judgments that include consideration of historical claims experience, channel mix, unbilled claims, claims submission time lags, and inventory levels in the distribution channel.
We identified management's estimated allowance for government rebates and chargebacks as a critical audit matter. The principal consideration that led to our determination is the judgement required to evaluate the estimated government rebates and chargebacks that will be processed based upon the limited period of time for which the company has been processing rebates and chargebacks. Auditing these elements involved subjective auditor judgement due to the nature and extent of audit effort to address these matters.
The primary procedures we performed to address this critical audit matter included:
•Evaluating the significant accounting policies relating to government rebates and chargebacks as well as the Company's application of the policies, for appropriateness and reasonableness.
•Evaluating historical sales subsequent to product launch eligible for government rebates and chargebacks to assess the reasonableness of the estimate for government rebates and chargebacks unprocessed as of year-end.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2017
San Diego, California
March 28, 2023

AADI BIOSCIENCE, INC.
Consolidated Balance Sheets
(Amounts in thousands, except share data and par value)

	Year Ended December 31,
	2022	2021

Current assets:
Cash and cash equivalents	$39,019	$148,989
Short-term investments	133,541	—
Accounts receivable, net	1,862	—
Inventory	1,861	—
Prepaid expenses and other current assets	3,746	2,283
Total current assets	180,029	151,272
Property and equipment, net	508	57
Operating lease right-of-use assets	1,522	557
Intangible asset, net	—	3,811
Other assets	2,178	2,213
Total assets	$184,237	$157,910

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,519	$6,439
Accrued liabilities	14,922	8,703
Operating lease liabilities, current portion	394	131
Total current liabilities	18,835	15,273
Operating lease liabilities, net of current portion	1,267	474
Due to licensor (Note 9)	5,757	5,757
Total liabilities	25,859	21,504
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 24,435,007 and 20,894,695 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2	2
Additional paid-in capital	361,689	279,089
Accumulated other comprehensive loss	(115)	—
Accumulated deficit	(203,198)	(142,685)
Total stockholders’ equity	158,378	136,406
Total liabilities and stockholders’ equity	$184,237	$157,910
The accompanying notes are an integral part of these consolidated financial statements.

AADI BIOSCIENCE, INC.
Consolidated Statements of Operations
(Amounts in thousands, except share data and earnings per share amounts)

	Year Ended December 31,
	2022	2021
Revenue
Product sales, net	$15,216	$—
License revenue	—	1,000
Grant revenue	—	120
Total revenue	15,216	1,120
Operating expenses
Selling, general and administrative	40,176	18,511
Research and development	32,662	19,670
Cost of goods sold	1,335	—
Impairment of acquired contract intangible asset	3,724	74,156
Total operating expenses	77,897	112,337
Loss from operations	(62,681)	(111,217)
Other income (expense)
Change in fair value of convertible promissory notes	—	1,585
Gain upon extinguishment of debt	—	196
Interest income	2,398	13
Interest expense	(230)	(665)
Total other income, net	2,168	1,129
Loss before income tax expense	(60,513)	(110,088)
Income tax expense	—	(2)
Net loss	(60,513)	(110,090)
Cumulative dividends on convertible preferred stock	—	(647)
Net loss attributable to common stockholders	$(60,513)	$(110,737)
Net loss per share attributable to common stockholders, basic and diluted	$(2.69)	$(12.41)
Weighted average number of common shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	22,511,237	8,923,369
The accompanying notes are an integral part of these consolidated financial statements.

AADI BIOSCIENCE, INC.
Consolidated Statements of Comprehensive Loss
(Amounts in thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(60,513)	$(110,090)
Change in unrealized loss on short-term investments	(115)	—
Comprehensive loss	$(60,628)	$(110,090)
The accompanying notes are an integral part of these consolidated financial statements.

AADI BIOSCIENCE, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Amounts in thousands, including share amounts)

					Stockholders’ Equity
	Series Seed Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance at December 31, 2020	734	$—	7,212	$1	2,542	$1	$20,161	$—	$(32,595)	$(12,432)
Issuance of common stock upon exercise of stock options	—	—	—	—	73	—	833	—	—	833
Issuance of common stock to PIPE Investors, net of issuance costs	—	—	—	—	11,853	1	145,383	—	—	145,384
Issuance of common stock to former stockholders of Aerpio upon Merger	—	—	—	—	3,209	—	105,888	—	—	105,888
Conversion of convertible promissory note into common stock upon Merger	—	—	—	—	698	—	9,130	—	—	9,130
Conversion of convertible preferred stock into common stock upon Merger	(734)	—	(7,212)	(1)	2,520	—	—	—	—	(1)
Share-based compensation expense	—	—	—	—	—	—	2,106	—	—	2,106
Cumulative dividends paid on Series A preferred stock	—	—	—	—	—	—	(4,412)	—	—	(4,412)
Net loss	—	—	—	—	—	—	—	—	(110,090)	(110,090)
Balance at December 31, 2021	—	$—	—	$—	20,895	$2	$279,089	$—	$(142,685)	$136,406
Issuance of common stock upon exercise of stock options	—	—	—	—	132	—	401	—	—	401
Issuance of common stock upon exercise of warrants	—	—	—	—	7	—	55	—	—	55
Share-based compensation expense	—	—	—	—	—	—	9,643	—	—	9,643
Issuance of shares under the employee stock purchase plan	—	—	—	—	27	—	323	—	—	323
Issuance of common stock to PIPE Investors, net of issuance costs	—	—	—	—	3,374	—	72,178	—	—	72,178
Other comprehensive loss	—	—	—	—	—	—	—	(115)	—	(115)
Net loss	—	—	—	—	—	—	—	—	(60,513)	(60,513)
Balance at December 31, 2022	—	$—	—	$—	24,435	$2	$361,689	$(115)	$(203,198)	$158,378
The accompanying notes are an integral part of these consolidated financial statements.

AADI BIOSCIENCE, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(60,513)	$(110,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of acquired contract intangible asset	3,724	74,156
Share-based compensation expense	9,643	2,106
Amortization of premiums and discounts on short-term investments, net	(1,215)	—
Change in fair value of convertible promissory notes	—	(1,585)
Non-cash interest expense	—	665
Gain upon extinguishment of debt	—	(196)
Non-cash lease expense	382	171
Depreciation and amortization expense	159	105
Changes in operating assets and liabilities:
Accounts receivable	(1,862)	14,149
Inventory	(1,861)	—
Prepaid expenses and other current assets	(1,463)	(2,166)
Other non-current assets	437	481
Operating lease liabilities, net	(291)	(129)
Accounts payable and accrued liabilities	3,220	8,290
Other liabilities	—	(8,380)
Net cash used in operating activities	(49,640)	(22,423)
Investing activities:
Purchases of property and equipment	(444)	(46)
Purchases of short-term investments	(145,192)	—
Maturities of short-term investments	12,750	—
Cash acquired in connection with the Merger	—	29,700
Transaction expenses related to the Merger	—	(4,501)
Net cash (used in) provided by investing activities	(132,886)	25,153
Financing activities:
Proceeds from issuance of common stock and prefunded warrants to PIPE Investors	72,500	—
Issuance of common stock upon exercise of stock options	401	833
Proceeds from issuance under employee stock purchase plan	323	—
Issuance of common stock upon exercise of warrants	55	—
Deferred offering costs paid for financing	(337)	—
Costs incurred in connection with issuance of common stock	(322)	(9,617)
Proceeds from the issuance of common stock to PIPE Investors	—	155,000
Dividends paid	—	(4,412)
Net cash provided by financing activities	72,620	141,804
Net (decrease) increase in cash, cash equivalents and restricted cash	(109,906)	144,534
Cash, cash equivalents and restricted cash at beginning of year	148,989	4,455
Cash, cash equivalents and restricted cash at end of year	$39,083	$148,989
The accompanying notes are an integral part of these consolidated financial statements.

AADI BIOSCIENCE, INC.
Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)

	Year Ended December 31,
	2022	2021
Supplemental disclosure of cash flow information:
Interest paid during the period	$230	$22
Costs incurred in connection with issuance of common stock paid during the period	$322	$—
Supplemental disclosure of non-cash activities:
Issuance of common stock upon Merger	$—	$105,888
Conversion of convertible promissory note into common stock upon Merger	$—	$9,130
Amounts accrued for purchases of property and equipment	$80	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$1,241	$610
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Organization and Operations
Aadi Bioscience, Inc. (together with its subsidiaries, the “Company” or “Aadi”) is a biopharmaceutical company focused on developing and commercializing precision therapies for genetically defined cancers with alterations in mTOR pathway genes. Aadi’s lead drug product, FYARRO®, is a form of sirolimus bound to albumin. Sirolimus is a potent inhibitor of the mTOR biological pathway, the activation of which pathway can promote tumor growth, and inhibits downstream signaling from mTOR. In November 2021, the U.S. Food and Drug Administration (the “FDA”) approved FYARRO sirolimus protein-bound particles for injectable suspension (albumin-bound) for the treatment of adult patients with locally advanced unresectable or metastatic malignant perivascular epithelioid cell tumor (“PEComa”). On February 22, 2022, Aadi launched FYARRO in the United States for treatment of advanced malignant PEComa. FYARRO is licensed to Aadi by Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation.
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
The Merger has been accounted for using the reverse asset acquisition method under U.S. generally accepted accounting principles (“GAAP”). For accounting purposes, Private Aadi is considered to have acquired the Company and the Merger has been accounted for as a reverse asset acquisition. The estimated fair value of total consideration given was $110.4 million based on 3,208,718 shares of common stock at $33.00 per share, after taking into account the Reverse Stock Split, outstanding immediately prior to the Effective Time, plus Private Aadi’s transaction costs. Private Aadi is considered the accounting acquirer even though the Company issued the common stock in the Merger based on the terms of the Merger Agreement and other factors including: (i) following the Merger, the stockholders of Private Aadi collectively owned a substantial portion of the voting rights of the Company; (ii) three (3) of seven (7) members of the board of directors of the Company post-Merger were composed of directors designated by Private Aadi under the terms of the Merger Agreement, and one (1) member of the board of directors of the Company post-Merger was a director mutually designated by Private Aadi and Aerpio; (iii) existing members of Private Aadi’s management became the management of the Company post-Merger; (iv) the 2021 Private Investment in Public Equity (PIPE) Investors (as defined below) consist of individuals and funds, and for purpose of this analysis, as of immediately following the Merger (and after giving effect to the 2021 PIPE Financing), no one individual or fund held more shares than the holders of Private Aadi collectively owned immediately following the Merger and they are not considered to be a single voting group; and (v) following the Merger, the Company is named “Aadi Bioscience, Inc.” and headquartered in Pacific Palisades, California, and all ongoing operations of the Company are those of Private Aadi. To determine the accounting for this transaction under GAAP, a company must assess whether an integrated set of assets and activities should be accounted for as an acquisition of a business or an asset acquisition. Upon closing of the Merger, substantially all of the fair value is concentrated in cash, working capital and a long-lived contract intangible asset. As such, the acquisition was treated as an asset acquisition. The net assets of Aerpio have been recorded at their relative fair value in the consolidated financial statements of the Company and the reported operating results prior to the Merger will be those of Private Aadi.
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
Based on the Notice of Termination, the Company fully impaired the Gossamer License Agreement intangible asset during the year ended December 31, 2022. In connection with the termination of the Gossamer License Agreement, the CVR Agreement automatically terminated in accordance with its terms and the CVRs were automatically cancelled and forfeited without any consideration or payment, in each case effective July 24, 2022.
2021 Private Investment in Public Equity (PIPE) Financing and Subscription Agreement
On May 16, 2021, the Company entered into a subscription agreement (“Subscription Agreement”) with certain investors (the “2021 PIPE Investors”), pursuant to which it would sell shares of its Common Stock concurrently with the closing of the Merger (the “2021 PIPE Financing”). The 2021 PIPE Investors purchased an aggregate of 11,852,862 shares of common stock of the Company (the “2021 PIPE Shares”) for an aggregate purchase price of $155.0 million pursuant to the Subscription Agreement. The aggregate net proceeds for the issuance and sale of the 2021 PIPE Shares were $145.4 million, after deducting certain expenses incurred that were direct and incremental to the issuance of the 2021 PIPE Shares. At the closing of the 2021 PIPE Financing, the Company entered into a Registration Rights Agreement, dated August 26, 2021 (“Registration Rights Agreement”), with the 2021 PIPE Investors.
Immediately following the Effective Time, and after giving effect to the Reverse Stock Split and the 2021 PIPE Financing, there were approximately 20.8 million shares of common stock of the Company outstanding. Immediately following the Effective Time and after giving effect to the Reverse Stock Split and the 2021 PIPE Financing: (i) the Private Aadi stockholders owned approximately 29.2% of the outstanding shares of common stock; (ii) Aerpio’s stockholders immediately prior to the Merger, whose shares of common stock, as adjusted for the Reverse Stock Split, remain outstanding after the Merger, owned approximately 15.2% of the outstanding shares of common stock; and (iii) the 2021 PIPE Investors owned approximately 55.6% of the outstanding shares of common stock, in each case as calculated on a fully-diluted basis.
2022 Private Investment in Public Equity (PIPE) Financing
On September 22, 2022, the Company entered into a securities purchase agreement (“Purchase Agreement”) with certain investors (“2022 PIPE Investors”) for a private placement of shares of common stock and pre-funded warrants to purchase shares of common stock (the “2022 PIPE Financing”). Upon the closing of the 2022 PIPE Financing on September 26, 2022, the Company sold (i) 3,373,526 shares of its common stock at a purchase price of $12.50 per share, and (ii) 2,426,493 pre-funded warrants (the “Pre-Funded Warrants”) to purchase shares of common stock at a purchase price of $12.4999 per pre-funded warrant. The Pre-Funded Warrants have an exercise price of $0.0001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise; provided, that the holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The aggregate net proceeds for the 2022 PIPE Financing were $72.2 million after deducting certain expenses incurred that were direct and incremental to the issuance of the shares of $0.3 million.
On September 26, 2022, the Company and the 2022 PIPE Investors entered into a Registration Rights Agreement, (the “2022 PIPE Registration Rights Agreement”), providing for the registration for resale of the securities sold under the Purchase Agreement, including the shares issuable upon the exercise of the Pre-Funded Warrants, that are not then registered on an effective registration statement, pursuant to a registration statement filed with the Securities and Exchange Commission (the “SEC”).
The Company has granted the 2022 PIPE Investors customary indemnification rights in connection with the 2022 PIPE Registration Rights Agreement. The Purchasers have also granted the Company customary indemnification rights in connection with the 2022 PIPE Registration Rights Agreement.
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
The Company has experienced net losses since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $203.2 million as of December 31, 2022 and a net loss of $60.5 million and $110.1 million for the years ended December 31, 2022 and 2021, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital through the issuance of convertible promissory notes, grant funding, the sale of securities, and proceeds from license agreements.
The Company had cash, cash equivalents and short term investments of $172.6 million at December 31, 2022. Management believes the Company’s current cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report. If the Company is unable to achieve and maintain profitability, it will need additional financing to support its continuing operations and pursue its strategic objectives. Additional financing may be achieved through a combination of equity offerings, and debt financings. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.
On March 17, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen as its sales agent for an at-the-marketing-offering. As of December 31, 2022, no shares of common stock had been sold under the Sales Agreement.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements, and the related disclosures, have been prepared in accordance with GAAP and SEC regulations and, in the opinion of management include all adjustments necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows for each period presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). All adjustments are of a normal recurring nature. The Company’s consolidated financial statements are stated in U.S. dollars. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. In the opinion of management, all adjustments that are considered necessary for fair presentation have been included. The most significant estimates in the Company’s consolidated financial statements relate to fair value of the intangible asset, fair value of the convertible promissory notes, gross-to-net accruals, share-based compensation expense and accrued research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents, and investments in money market funds, United States government treasury bills, commercial paper, corporate bonds, and government agency debt securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. While the Company has not experienced any losses in such deposits, the recent failure of Silicon Valley Bank, at which the Company holds cash and cash equivalents in multiple accounts, exposed the Company to credit risk prior to the resolution by the Federal Deposit Insurance Corporation in a manner that fully protected all depositors. The Company has not experienced any losses on deposits since inception.
The Company’s accounts receivable is derived from customers located principally in the United States. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses on customers’ accounts when deemed necessary. The Company does not typically require collateral from its customers. Credit losses historically have not been material. The Company continuously monitors customer payments and maintains an allowance for doubtful accounts based on its assessment of various factors including historical experience, age of the receivable balances, and other current economic conditions or other factors that may affect customers’ ability to pay.
Customer Concentration
The majority of the Company's revenue for the year ended December 31, 2022 was from two companies at 58% and 41% of the Company’s revenue, respectively.
Additionally, one customer accounted for 100% of the net accounts receivable as of December 31, 2022.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid marketable securities purchased with original maturities of three months or less at the time of purchase date to be cash equivalents. As of December 31, 2022 and 2021, cash and cash equivalents included money market investments totaling $32.0 million and $140.0 million, respectively. Restricted cash consists of a letter of credit secured by restricted cash in connection with one of the Company's office leases described in Note 8, and is included in other assets on the consolidated balance sheet. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows (amounts in thousands):

	As of December 31,
	2022	2021
Cash and cash equivalents	$39,019	$148,989
Restricted cash, non-current	64	—
Total cash, cash equivalents and restricted cash	$39,083	$148,989
Fair Value Option
The Company elected the fair value option to account for its convertible promissory notes which were issued in 2019 and 2020. The Company recorded the convertible promissory notes at fair value with changes in fair value recorded in the statements of operations. As of December 31, 2022 and 2021, there were no convertible notes outstanding as they were converted to shares of Private Aadi common stock immediately prior to the closing of the Merger.
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
Short-term investments
The Company invests in various types of securities, including United States government and commercial paper and corporate debt securities. The Company classifies its investments as available-for-sale and records them at fair value based upon market prices at period end. Unrealized gains and losses that are deemed temporary in nature are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of investments sold. The Company classifies short-term investments with remaining maturities greater than one year as current assets because such short-term investments are available to fund the Company’s current operations.
At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other-than-temporary. When the Company determines that a decline in the fair value below its cost basis is other-than-temporary, the Company recognizes an impairment loss in the period in which the other-than-temporary decline occurred. There have been no other-than-temporary impairments recognized during any of the periods presented. See Note 4 for further information.

Accounts Receivable, Net
Accounts receivable are recorded net of customer allowances for chargebacks and allowance for doubtful accounts. Allowance for chargebacks is based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. As of December 31, 2022, $0.1 million of customer allowances for chargebacks was recorded. No allowances were recorded as of December 31, 2021. No receivables were written off for the years ended December 31, 2022 and 2021.
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
Details of inventory are presented as follows (amounts in thousands).

As of December 31, 2022
Raw materials	$944
Work in process	—
Finished goods	917
Total	$1,861
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
Details of property and equipment are presented as follows (amounts in thousands).

	As of December 31,
	2022	2021
Computers and software	$338	$51
Construction in process	77	—
Furniture and fixtures	65	36
Leasehold improvements	129	—
Total	$609	$87
Accumulated depreciation	(101)	(30)
Property and equipment, net	$508	$57
Intangible Asset, Net
The Company’s intangible asset consisted of a single asset, the Gossamer License Agreement, assumed in the Merger. The intangible asset was stated at fair value and amortized using the straight-line method over its estimated useful life of 14.3 years. During the year ended December 31, 2021, the acquired intangible asset was reduced to its estimated fair value of $3.9 million at the Effective Time. During the year ended December 31, 2022, the intangible asset's fair value was reduced to zero based on the termination of the Gossamer License Agreement effective July 24, 2022 (see Note 6).
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property, equipment, and the intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. An impairment was recorded for the long-lived intangible asset during the year ended December 31, 2022 based on the termination of the Gossamer License Agreement effective July 24, 2022 (see Note 6).
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
Commitments and Contingencies
The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of December 31, 2022 and 2021.
Revenue Recognition and Related Allowances
The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
Product Net Sales
FYARRO was approved by the FDA in November 2021. On February 22, 2022, the Company launched sales of FYARRO to specialty distributors (“SDs”) and a specialty pharmacy (“SP”). The Company recognizes product sales when the SDs and SP obtain control of the product. Product sales are recorded at the net sales price, which includes provisions for the following allowances which are reflected either as a reduction to the related account receivable or as an accrued liability, depending on how the allowance is settled:
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
The total amount deducted from gross product sales for the allowances described above for the year ended December 31, 2022 was $2.4 million. The following table summarizes the consolidated activities and ending balance of all of the Company's gross-to-net sales adjustments (amounts in thousands):

	Balance at Beginning of Year	Provision for Current Period Sales	Payments	Balance at End of Year
Year ended December 31, 2022	$—	$2,438	$(1,004)	$1,434
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
Research and Development
Research and development expenses consist of costs incurred in performing research and development activities, including salaries and benefits, materials and supplies, preclinical expenses, share-based compensation expense, contract services, and other external development expenses. The Company records research and development activities conducted by third-party service providers, which include work related to preclinical studies, clinical trials, and contract manufacturing activities, to research and development expense as incurred. The Company is required to estimate the amount of services provided but not yet invoiced and include these expenses in accrued expenses on the balance sheet and within research and development expenses in the statements of operations and comprehensive loss. These expenses are a significant component of the Company’s research and development expenses and require significant estimates and judgments. The Company accrues for these expenses based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. As actual expenses become known, the Company adjusts its accrued expenses.
Share-Based Compensation
The Company recognizes all share-based payments to employees, including grants of employee stock options in the consolidated statements of operations and comprehensive loss based on their fair values. All of the Company’s share-based awards, to employees, non-employees, officers, and directors, are subject only to service-based vesting conditions. The Company estimates the fair value of its share-based awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Options granted during the year have a maximum contractual term of ten years. Forfeitures are recognized and accounted for as they occur.
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
Employee Stock Purchase Plan
Stock-based compensation expense for employee stock purchases under the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”) is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as expense on a straight-line basis over the applicable six-month ESPP offering period.
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
Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Basic and diluted weighted average shares of common stock outstanding for the year ended December 31, 2022, includes the weighted average effect of 2,426,493 Pre-Funded Warrants, which were issued in September 2022, for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.0001 per share.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2022	2021
Options to purchase common stock	2,990,423	1,749,876
Warrants to purchase common stock	29,167	36,667
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
3. Fair Value Measurement
The following table sets forth the recurring fair value of the Company’s financial assets and liabilities, allocated into the Level 1, Level 2 and Level 3 hierarchy that were measured at fair value on a recurring basis (amounts in thousands):

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$32,035	$—	$—	$32,035
U.S. government treasury bills	70,708	—	—	70,708
Commercial paper	—	53,296	—	53,296
Corporate bonds	—	4,250	—	4,250
Government agency	—	5,287	—	5,287
Total financial assets	$102,743	$62,833	$—	$165,576

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$140,032	$—	$—	$140,032
(1)Included in cash and cash equivalents in the accompanying balance sheets.
As of December 31, 2022 gross unrealized losses for cash equivalents and investments was $0.1 million. As of December 31, 2022, all marketable securities had a contractual maturity of less than one year.
Intangible Asset Impairment
During the year ended December 31, 2021, the Company recognized an impairment of $74.2 million of the contract intangible asset acquired in connection with the Merger and reduced the contract intangible asset to its estimated fair value of $3.9 million at the Effective Time. This represented a Level 3 fair value measurement as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.
During the year ended December 31, 2022, upon receipt of the Notice of Termination, the Company impaired the contract intangible asset by $3.7 million to its estimated fair value of zero (which represented a Level 3 fair value measurement) based on receipt of the formal notice of termination from Gossamer for the Gossamer License Agreement.

4. Short-Term Investments and Cash and Cash Equivalents
The Company's short-term investments, which consist of highly liquid securities, are classified as available-for-sale and are stated at fair value. The following table summarizes the Company's short-term investments (in thousands):

	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$32,035	$—	$—	$32,035
U.S. government treasury bills	Less than 1	70,812	4	(108)	70,708
Commercial paper	Less than 1	53,296	—	—	53,296
Corporate bonds	Less than 1	4,276	—	(26)	4,250
Government agency	Less than 1	5,272	15	—	5,287
Total		$165,691	$19	$(134)	$165,576
5. Merger
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

Number of common shares of the combined company to be owned by Aerpio shareholders	3,208,718
Multiplied by the fair value per share of Aerpio common stock on August 26, 2021	$33.00
Fair value of Aerpio common stock	105,887,694
Aadi transaction costs	4,500,864
Purchase price	$110,388,558
The allocation of the purchase price is as follows (amounts in thousands):

August 26, 2021
Cash and cash equivalents	$29,700
Other current assets	2,709
Intangible asset (1)	78,062
Deposits	20
Accounts payable and accrued liabilities	(103)
Purchase price	$110,388

(1)	The long-lived intangible asset represented Aerpio’s out-licensing agreement with Gossamer Bio., Inc. In accordance with GAAP for asset acquisitions, the excess purchase price over the fair value of the acquired assets and liabilities was ascribed to the acquired contract intangible asset. Subsequently, the Company recorded an impairment and the licensing agreement was terminated. See Note 6 for additional information.
6. Intangible Asset
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
On April 25, 2022, the Company received a formal notice of termination from Gossamer for the Gossamer License Agreement, relating to Gossamer’s GB004 product candidate, a legacy product candidate of the Company's predecessor,

Aerpio, after Gossamer announced that its Phase 2 SHIFT-UC clinical trial studying GB004 in patients with mild-to-moderate active ulcerative colitis did not meet the primary or secondary endpoints at week 12 and the study was being terminated for lack of treatment benefit. The Gossamer License Agreement terminated effective July 24, 2022. Based on the termination of the Gossamer License Agreement, the Company fully impaired the intangible asset, $3.7 million, of which the Gossamer License Agreement is the underlying asset, during the year ended December 31, 2022.
Amortization expense was $87,000 and $95,000 for the years ended December 31, 2022 and 2021, respectively.
The following table presents a roll forward of the finite-lived intangible asset for the years ended December 31, (amounts in thousands):

	Year Ended December 31,
	2022	2021
Intangible asset, net, beginning of year	$3,811	$—
Additions	—	78,062
Amortization	(87)	(95)
Impairment of contract intangible	(3,724)	(74,156)
Intangible asset, net, end of year	$—	$3,811

7. Accrued Liabilities
Details of accrued liabilities are presented as follows (amounts in thousands):

	As of December 31,
	2022	2021
Accrued bonus	$5,463	$1,465
Accrued clinical	2,399	2,507
Accrued professional fees	1,814	1,948
Advanced customer payments	1,571	—
Accrued salaries and payroll	1,299	152
Accrued contract manufacturing	405	2,287
Accrued other - sales related	1,435	—
Accrued other	536	344
Total accrued liabilities	$14,922	$8,703
8. Operating Lease
In April 2019, the Company entered into a twenty-eight month facility lease agreement for office space in Pacific Palisades, California (the “Pacific Palisades Lease”). The Pacific Palisades Lease commenced on May 1, 2019, included four months of rent abatement and a rent escalation clause and was set to expire on August 31, 2021. In August 2021, the Company exercised its option to extend the term of the Pacific Palisades Lease for an additional three-year period and entered into an amendment to the lease agreement (the “Pacific Palisades Lease Amendment”). Pursuant to the Pacific Palisades Lease Amendment, the Company and the landlord agreed to extend the term for an additional period of three (3) years and six (6) months, until February 28, 2025, with an option to renew for an additional three (3) years in accordance with the terms of the Pacific Palisades Lease. Included in the Pacific Palisades Lease Amendment were nine months of rent abatement and a rent escalation clause.
In April 2022, the Company entered into a lease agreement for office space in Morristown, New Jersey (the “Morristown Lease”). The Morristown Lease has a term of seventy-three months, unless terminated sooner, and includes rent abatement for the first three months and the forty-seventh and forty-eighth calendar months after lease commencement. Included in the Morristown Lease are fixed rent escalations of approximately 2% on each anniversary year of the lease term.

The following table summarizes information related to the Company’s lease (amounts in thousands):

	As of December 31,
	2022	2021
Assets:
Operating lease right-of-use assets	$1,522	$557

Liabilities:
Operating lease liabilities, current	$394	$131
Operating lease liabilities, non-current	1,267	474
Total operating lease liabilities	$1,661	$605
Rent expense for the years ended December 31, is presented on the following table (amounts in thousands):

	Year Ended December 31,
	2022	2021
Operating lease rent expense	$382	$188
Cash paid for leases and included in operating cash flows for the years ended December 31, is presented on the following table (amounts in thousands):

	Year Ended December 31,
	2022	2021
Cash paid included in operating cash flows	$291	$129
The future minimum lease payments required under the operating lease as of December 31, 2022, are summarized below (amounts in thousands):

Future Minimum Lease Payments:
2023	$500
2024	512
2025	320
2026	231
2027	280
Thereafter	110
Total minimum lease payments	$1,953
Less: amount representing interest	(292)
Present value of operating lease liabilities	$1,661
Less: operating lease liabilities, current	(394)
Operating lease liabilities, non-current	$1,267
Weighted average remaining lease term (in years)	4.53
Weighted average incremental borrowing rate	7.5%
9. License Agreements
Bristol-Meyers Squibb Company License Agreement
On April 9, 2014, the Company entered into a license agreement (as amended the “BMS License Agreement”) with Bristol-Myers Squibb Company (“BMS”) for exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to FYARRO.
The BMS License Agreement will remain in effect from the effective date of April 9, 2014 until expiration of all milestone and royalty payment obligations under the agreement, unless terminated by either of the parties upon giving an advance notice as specified in the BMS License Agreement. Under the terms of the BMS License Agreement, BMS agreed to supply the Company with licensed products of FYARRO necessary for clinical or non-clinical development.

Under the terms of the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. During the year ended December 31, 2022, royalties on net product sales were $1.1 million, of which $0.4 million in royalties were accrued as of December 31, 2022. No payments related to milestones were paid during the years ended December 31, 2022 and 2021.
On August 30, 2021, the Company and BMS entered into Amendment No. 1 (the “Amendment”) to the BMS License Agreement related to certain intellectual property rights of BMS pertaining to the compound known as FYARRO. Under the terms of the Amendment, the Company paid BMS $5.8 million representing 50% of the previously outstanding payment obligation under the terms of the BMS License Agreement, following the Effective Time of the 2021 PIPE Financing. Pursuant to the terms of the Amendment, the remaining previously outstanding payment obligation of $5.8 million, is due on the third anniversary of the Effective Time, or August 26, 2024 plus any accrued and unpaid interest due thereon (“Balloon Payment”). The Balloon Payment shall accrue interest, beginning August 26, 2021 until paid in full, at a rate equal to 4.00% per annum based on the weighted average amount outstanding during the applicable calendar quarter, and interest is payable quarterly in arrears. In addition, the parties agreed to amend the royalty rates payable to BMS based on net sales of products subject to the BMS License Agreement.
On December 8, 2020, the Company entered into a license agreement (“EOC License Agreement”) with EOC Pharma (Hong Kong) Limited (“EOC”) under which the Company received $14.0 million in January 2021 in non-refundable upfront consideration as partial payment for the rights and licenses granted to EOC by the Company for the further development and commercialization of FYARRO in the People’s Republic of China, Hong Kong Special Administration Region, Macao Special Administrative Region and Taiwan (the “Licensed Territory”). In accordance with the BMS License Agreement, the Company is required to pay 20% of all sublicense fees to BMS. As such, the Company recognized $2.8 million of license expense in the year ended December 31, 2021 and had a corresponding $2.8 million sublicense payable to BMS on the balance sheet as of December 31, 2021, which was paid in 2022.
During the year ended December 31, 2021, the Company recognized license revenue and received $1.0 million from EOC for achieving the FDA approval milestone on November 22, 2021. In accordance with the BMS License Agreement, the Company recognized $0.2 million of license expense in the year ended December 31, 2021 and had a corresponding $0.2 million sublicense payable to BMS on the balance sheet as of December 31, 2021, which was paid in 2022.
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
On June 27, 2022, the Company received written notice from EOC that EOC elected to terminate the EOC License Agreement, effective immediately, due to alleged material breaches by the Company under such agreement. The Company disagrees with EOC’s allegations of material breach and does not believe that EOC had a right to terminate the EOC License Agreement for material breach, and accordingly believes that the termination of the EOC License Agreement is a termination for convenience. EOC had the right to terminate the agreement for convenience upon 120 days advance written notice. The Company waived such notice period in connection with EOC's termination notice and, as a result, the EOC License Agreement was terminated effective June 27, 2022. Either party had the right to terminate the EOC License Agreement in the event that the other party breaches the agreement and fails to cure the breach, becomes insolvent or challenges certain of the intellectual property rights licensed under the agreement. On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against the Company. The arbitration process is ongoing.
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
The Company was eligible to receive an additional $257.0 million in the aggregate upon achievement of certain development, regulatory, and sales milestones, as well as tiered royalties on net sales in the Licensed Territory. Under the terms of the EOC License Agreement, EOC was obligated to fund all research, development, regulatory, marketing and commercialization activities in the defined Licensed Territory. See Note 16 to these audited financial statements for more information about the arbitration process regarding the EOC License Agreement.
10. Convertible Notes
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
11. Payroll Protection Program Loan
In May 2020, Private Aadi was approved for a $0.2 million Small Business Administration Paycheck Protection Program loan, as provided for in the Coronavirus Aid, Relief and Economic Security Act (“PPP Loan”). Under certain conditions, the PPP Loan and accrued interest were forgivable after a twenty-four-week covered period as long as the loan proceeds were used for eligible expenses, including payroll, benefits, rent and utilities, and the company maintains certain payroll levels. The amount of loan forgiveness was subject to reduction if the Company terminates employees or reduces salaries during the twenty-four-week covered period. The unforgiven portion of the loan was payable over two years at an interest rate of 1%, with a deferral of payments for the ten months following the end of the twenty-four-week covered period. On April 29, 2021, the Company received notification from the SBA that the Company’s Forgiveness Application of the PPP Loan and accrued interest was approved in full, and the Company had no further obligations related to the PPP Loan. Accordingly, the Company recorded a gain on the forgiveness of the PPP Loan totaling $0.2 million.
12. Stockholders' Equity (Deficit)
Preferred Stock
As of December 31, 2022 and 2021, under the Company’s certificate of incorporation, as amended and restated, the Company has 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital with no shares outstanding.
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

Common Stock and Pre-Funded Warrants
As of December 31, 2022 and 2021, the Company had 300,000,000 shares of authorized common stock with par value of $0.0001 per share under the Company’s certificate of incorporation, as amended and restated. As of December 31, 2022 and 2021, the shares of common stock outstanding were 24,435,007 and 20,894,695, respectively.
In conjunction with the closing of the Merger, the Company issued an aggregate of 2,558,218 shares of common stock to holders of Private Aadi common stock in exchange for all of the Private Aadi capital stock outstanding immediately prior to the closing of the Merger. Concurrently with the closing of the Merger, the 2021 PIPE Investors purchased an aggregate of 11,852,862 shares of the Company’s common stock for an aggregate purchase price of $155.0 million pursuant to the Subscription Agreement entered into with the Company on May 16, 2021. The aggregate net proceeds, after deducting certain expenses incurred that were direct and incremental to the issuance of the 2021 PIPE shares, was $145.4 million.
In March 2022, the Company entered into the Sales Agreement with Cowen, with respect to an “at the market offering” program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $75.0 million through Cowen as its sales agent. As of December 31, 2022, no shares of common stock had been sold pursuant to the Sales Agreement.
On September 22, 2022, the Company entered into the Purchase Agreement for the 2022 PIPE Financing with the 2022 PIPE Investors for the sale by the Company of 3,373,526 shares of the Company’s common stock for a price of $12.50 per share and Pre-Funded Warrants to purchase an aggregate of 2,426,493 shares of the Company's common stock at a purchase price of $12.4999 per Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at an exercise price of $0.0001 and will be exercisable until exercised in full. The 2022 PIPE Financing closed on September 26, 2022. Aggregated net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the shares were $72.2 million.
On September 22, 2022, the Company and the Purchasers entered into the 2022 PIPE Registration Rights Agreement providing for the registration for resale of the securities sold under the Purchase Agreement, including the shares issuable upon the exercise of the Pre-Funded Warrants, that are not then registered on an effective registration statement, pursuant to a registration statement filed with the SEC. The Pre-Funded Warrants meet the criteria to be classified within stockholders’ equity. As of December 31, 2022, all Pre-Funded Warrants are still outstanding.
Dividends
The holders of common stock are entitled to receive cash dividends, if and when declared by the board of directors of the Company (the “board of directors”). Since the Company’s inception, no cash dividends have been declared or paid to the holders of common stock.
Liquidation
In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Company, the holders of common stock are entitled to share ratably in the Company’s assets.
Voting
The holders of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.
13. Share-Based Compensation
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
2021 Plan
At the closing of the Merger, the Company adopted the Aadi Bioscience, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which permits the award of stock options stock appreciation rights, restricted stock, restricted stock units, performance units and performance grants to employees, members of the board of directors, and outside consultants.
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
As a result of the evergreen increase, a total of 977,400 shares were added to the 2021 Plan on January 1, 2023.
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
As of December 31, 2022, zero, 299,039, 101,024 and 2,590,360 shares were outstanding under the 2011 Plan, Private Aadi Plan, 2017 Plan and 2021 Plan, respectively.
The following table summarizes the stock option activity during the year ended December 31, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2022	1,749,876	$20.71	8.48	$10,007
Granted	1,583,038	15.28
Exercised	(132,084)	3.04
Expired/cancelled	(210,407)	20.61
Outstanding as of December 31, 2022	2,990,423	$19.28	8.59	$2,849
Options exercisable as of December 31, 2022	722,198	$18.53	6.84	$2,251
Vested and expected to vest as of December 31, 2022	2,990,423	$19.28	8.59	$2,849
As of December 31, 2022, the aggregate intrinsic value of options outstanding was $2.8 million. For the years ended December 31, 2022 and 2021, the weighted-average grant-date fair value of options granted was $12.20 and $18.88 per share, respectively.
As of December 31, 2022, there was $28.8 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.7 years.

The total intrinsic value of the options exercised during the years ended December 31, 2022 and 2021 was $1.3 million and $1.0 million, respectively.
As of December 31, 2022, and 2021, 853,760 and 1,390,606 shares were reserved for issuance under the 2021 Plan, respectively.
Compensation Expense Summary
The Company recognized the following compensation cost related to employee and non-employee share-based compensation activity for the periods presented (amounts in thousands):

	Year Ended December 31,
	2022	2021
Selling, general and administrative	$6,333	$1,449
Research and development	3,310	657
Total	$9,643	$2,106
Included in the year ended December 31, 2021 is $0.3 million of expense related to the acceleration of vesting associated with individual awards assumed in the Merger.
In connection with the retirement of an employee, the Company has modified its previously granted equity awards to continue vesting 64,436 shares, which would have otherwise been forfeited in May 2022 as a result of such retirement and extended the exercise ability of the former employee’s vested and outstanding options. The incremental share-based compensation expense as a result of the modification was $0.3 million for the year ended December 31, 2022.
The Company uses the Black-Scholes option pricing model to determine the estimated fair value for share-based awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock.
The calculation was based on the following assumptions:

	Year Ended December 31,
	2022	2021
Weighted average grant date fair value (per share)	$12.20	$18.88
Risk-free interest rate	1.46% - 4.23%	0.84% - 1.38%
Expected volatility	85.91% - 89.35%	85.21% - 87.88%
Expected term (in years)	5.5 - 6.1	5.1 - 6.3
Expected dividend yield	—	—
The Company determines the assumptions used in the option pricing model in the following manner:
Risk-Free Interest Rate – For the determination of the risk-free interest rates, the Company utilizes the U.S. Treasury yield curve for instruments in effect at the time of measurement with a term commensurate with the expected term assumption.
Expected Volatility – Due to the Company’s limited historical stock price volatility data, the Company based its estimate of expected volatility on the estimated and expected volatilities of a guideline group of publicly traded companies. For these analyses, the Company selected companies with comparable characteristics including enterprise value, risk profiles, and with historical share price information sufficient to meet the expected life of the share-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its share-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
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
Warrants to Purchase Common Stock
The Company had warrants outstanding for the purchase of 29,167 and 36,666 shares of the Company’s common stock at December 31, 2022 and 2021, respectively. These warrants were assumed in the Merger and were issued by Aerpio in October 2019, for the purchase of 40,000 shares (after taking into account the Reverse Stock Split) of the Company’s common stock at an exercise price of $7.29 per share (after taking into account the Reverse Stock Split). These warrants were fully vested as of the date of the Merger and expire on October 24, 2024. During the year ended December 31, 2022, 7,500 warrants were exercised. At the grant date, the fair value of these awards was determined using a Black-Scholes option pricing model.
The number of shares and the exercise price shall be adjusted for standard anti-dilution events such as stock splits, combinations, reorganizations, or issue shares as part of a stock dividend. The warrants meet the criteria to be classified within stockholders’ equity.
14. Employee Stock Purchase Plan
On August 17, 2021, a special meeting of the Company’s stockholders was held to approve the Merger and related matters, at which the Company's stockholders considered and approved the Company’s 2021 ESPP which permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month offering periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. Upon approval of the 2021 ESPP by the stockholders, Aerpio’s Amended and Restated 2017 Employee Stock Purchase Plan terminated. An aggregate of 519,563 shares of common stock have been reserved for issuance under the 2021 ESPP. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning with the 2022 fiscal year in an amount equal to the least of (i) 310,617 shares of common stock, (ii) one percent (1%) of the outstanding shares of all classes of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount to be determined by the board of directors or its designated committee no later than the last day of the immediately preceding fiscal year. On January 1, 2023, 244,350 shares of common stock were added to the 2021 ESPP. Shares of common stock issuable under the 2021 ESPP will be authorized, but unissued, or reacquired shares of common stock. If the Company’s capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the 2021 ESPP will be appropriately adjusted. The Company opened enrollment into the ESPP in May 2022.
The Company uses the Black-Scholes model to determine the estimated fair value for purchases under the 2021 ESPP. Black-Scholes models require the input of various assumptions, including the expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock.
The calculation was based on the following assumptions:

Year Ended December 31, 2022
Strike price (per share)	$11.40 - $11.66
Risk-free interest rate	1.54% - 4.40%
Expected volatility	92.59% - 105.68%
Expected term (in years)	0.5
Expected dividend yield	—

As of December 31, 2022 and 2021, 492,361 and 310,617 shares of common stock were available for issuance under the 2021 ESPP, respectively. The Company had an outstanding liability of $76,000 at December 31, 2022, which will be recognized over six months. No liability was outstanding as of December 31, 2021. During the years ended December 31, 2022 and 2021, 27,202 and zero shares were issued under the 2021 ESPP, respectively.
15. Income Taxes
The Company recorded income tax expense of zero and $2,000 for the years ended December 31, 2022 and 2021, respectively. The Company continues to maintain a full valuation allowance.
A reconciliation of the statutory federal income tax with the provision for income taxes are as follows:

	Year Ended December 31,
	2022	2021
Federal tax at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	1.8	0.5
Nondeductible interest	—	(0.1)
Other permanent items	(0.1)	0.4
Officers Compensation	(1.7)	—
Nondeductible impairment	—	(13.8)
Research credit	2.4	0.9
Change in valuation allowance	(23.4)	(8.9)
Effective tax rate	—%	—%
Significant components of the Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$38,548	$34,228
Research and development tax credits	5,168	3,732
Section 174 capitalized research expense	5,417	—
Other	4,219	1,214
Total deferred tax assets	53,352	39,174
Valuation allowance	(52,766)	(38,410)
Total gross deferred tax assets, net of valuation allowance	586	764
Deferred tax liabilities:
Other	(586)	(764)
Total gross deferred tax liabilities	(586)	(764)
Net deferred tax assets / (liabilities)	$—	$—
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
As of December 31, 2022, the Company has federal and state net operating loss (“NOL”) carryforwards of $167.5 million and $72.0 million, respectively. Of the amount of federal and state NOL carryforwards, $123.4 million and $16.5 million, respectively, can be carried forward indefinitely. The remaining federal and state NOL carryforwards begin to expire in 2030 and 2037, unless previously utilized. The Company also has federal and state research credit carryforwards of approximately $5.0 million and $2.3 million, respectively, unless previously utilized. The federal and New Jersey research credit carryforwards will begin to expire in 2037 and 2027, respectively, unless previously utilized. The California research and development (“R&D”) credit will carry forward indefinitely. The increase in the valuation allowance is $14.4 million and $28.2 million for the years ended December 31, 2022 and 2021, respectively.
Pursuant to Section 382 and 383 of the Internal Revenue Code (“IRC”), utilization of the Company’s NOL carryforwards and R&D credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of NOL carryforwards and R&D credits prior to utilization. As of December 31, 2022, the Company has completed an IRC Section 382 analysis through the date of the Merger. Ownership changes were identified that will result in annual limitations on future utilization of NOL and R&D credit carryforwards. To the extent such limitations will cause NOL and R&D credit carryforwards to expire unused, these tax attributes have been removed from deferred tax asset table above.
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
The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2022 and 2021 (amounts in thousands):

	As of December 31,
	2022	2021
Balance at the beginning of year	$2,674	$2,404
Decrease related to prior year positions	2	(24)
Increase related to current year positions	704	294
Balance at the end of year	$3,380	$2,674
Due to the existence of the valuation allowance, future recognition of previously unrecognized tax benefits will not impact the Company’s effective tax rate. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company is subject to taxation in the United States federal and certain state jurisdictions. The Company’s tax years from inception are subject to examination by the United States federal and state authorities due to the carryforward of unutilized NOLs and R&D credits. The Company does not anticipate the unrecognized tax benefits to change materially within the next twelve months.
The Company had no accrued interest and no penalties related to income tax matters in the Company’s balance sheet as of December 31, 2022 and has not recognized interest or penalties in the Company’s statement of operations and loss for the year ended December 31, 2022. Further, the Company is not currently under examination by any federal, state or local tax authority.
The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions are removal of certain limitations on utilization of NOL’s, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As of December 31, 2022, the Company has not recorded any material adjustments to its income tax provision related to the provisions with the CARES Act. The Company will continue to analyze the impact that the CARES Act will have, if any, on its financial positions, results of operations or cash flows.

16. Commitments and Contingencies
Litigation
From time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against the Company. In the Request for Arbitration, EOC claims that the Company breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing and clinical development information to EOC. As a result, EOC is seeking monetary damages. The arbitration process is ongoing. The Company intends to defend itself vigorously in this matter and pursue all relief to which the Company is entitled. The Company is unable to estimate the possible loss or range of loss, therefore no amounts have been accrued as of December 31, 2022. See Note 9 to these audited financial statements for more information about the EOC License Agreement and its termination.
Purchase Commitments
The Company has ongoing contracts with vendors for clinical trials and contract manufacturing. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of $2.8 million and $4.8 million in its consolidated balance sheet for expenditures incurred by clinical and contract manufacturing vendors as of December 31, 2022 and 2021, respectively.
At December 31, 2022 the Company had one significant contract with Fresenius Kabi that contains specific activities including non-cancellable commitments, minimum purchase commitments, and binding annual forecasts. As of December 31, 2022, there were non-cancellable purchase commitments related to the purchase of inventory for $1.9 million to be paid in 2023.
Mirati Collaboration.
In October 2022, the Company entered into a collaboration and supply agreement with Mirati Therapeutics, Inc. (“Mirati”) to evaluate the combination of Mirati’s adagrasib, a KRASG12C selective inhibitor, and FYARRO in KRAS G12C mutant non-small cell lung cancer (NSCLC) and other solid tumors. Under the terms of the agreement, Mirati will be responsible for sponsoring and operating the Phase 1/2 study and the Company will supply study drug and jointly share the cost of the study.
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
For the year ended December 31, 2022 the Company incurred no expenses related to the Mirati collaboration.
17. Employee Retirement Plan
The Company maintains a 401(k) plan (the “401k Plan”) created in 2015 for the benefit of its employees. All employees who have attained the age of 21 are eligible to participate in the 401k Plan as of the first entry date, as defined by the 401k Plan document, following the employment date. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary. Contributions of $0.5 million and zero were made during the years ended December 31, 2022 and 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Interim Chief Executive Officer and President, and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
In connection with the preparation of this Annual Report for the year ended December 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including our Interim Chief Executive Officer and President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, our Interim Chief Executive Officer and President, and Chief Financial Officer has concluded based upon the evaluation described above that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision of and with the participation of our principal executive and financial officer, our management conducted an evaluation of the effectiveness, as of December 31, 2022, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The other information required by this item is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders (the “Definitive Proxy Statement”).
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
Amended and Restated Bylaws
As disclosed under Item 5.03 of our Current Report on Form 8-K filed with the SEC on December 7, 2022, on December 6, 2022, our Board of Directors, upon recommendation of the Nominating and Corporate Governance Committee of the Board, amended and restated our amended and restated bylaws, effective immediately. The bylaws were amended and restated, among other things, to:
•revise the procedures and requirements for the nomination of directors and the submission of proposals for consideration at meetings of stockholders, including by adding a requirement that a stockholder seeking to nominate director(s) at a meeting of stockholders deliver to the Company reasonable evidence that it has complied with the requirements of Rule 14a-19 of the Exchange Act no later than five business days before the meeting;
•revise certain additional procedures related to stockholder meetings to conform to the provisions of the Delaware General Corporation Law, as recently amended (the “DGCL”);
•update various provisions regarding directors, Board committees and officers; and
•make various updates throughout to conform to current Delaware law (including the recent amendments to the DGCL) and to make ministerial changes, clarifications, and other conforming revisions.
The foregoing description is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which was filed as Exhibit 3.1 to our Form 8-K filed on December 7, 2022 and is incorporated herein by reference.
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

PART IV
Item 15. Exhibits, Financial Statements.
(a)(1) Financial Statements.
The consolidated financial statements required by this item are submitted in a separate section beginning on page 117 of this Annual Report.
(a)(2).Financial Statement Schedules.
All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
(a)(3) Exhibits.
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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on December 7, 2022).

4.1*	Description of Registrant's Capital Stock.

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38560) filed with the SEC on September 22, 2022).

10.1
Form of Securities Purchase Agreement, dated September 22, 2022, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38560) filed with the SEC on September 22, 2022).

10.2
Form of Registration Rights Agreement, dated September 22, 2022, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-38560) filed with the SEC on September 22, 2022).

10.3
Registration Rights Agreement dated August 26, 2021, by and between Aadi Bioscience, Inc. (formerly known as Aerpio Pharmaceuticals, Inc.) and certain purchasers listed therein (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on August 27, 2021).

10.4*#	Amended and Restated Employment Agreement, dated November 8, 2022, by and between Aadi Bioscience, Inc. and Neil Desai, Ph.D.

10.5#	Executive Employment Agreement, dated October 28, 2021, by and between Aadi Bioscience, Inc. and Scott Giacobello.

10.6#	Aadi Bioscience, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on August 27, 2021).

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

10.14+
Amendment No. 1 to the Amended and Restated License Agreement between Abraxis BioScience, LLC and Aadi Bioscience, Inc. dated August 30, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38560) filed with the SEC on November 10, 2021).

10.15*	Office Lease dated April 19, 2019 by and between BRE Sunset Coast, LLC and Aadi Bioscience, Inc.

10.16
First Amendment to Office Lease dated August 30, 2021 by and between BRE Sunset Coast, LLC and Aadi Bioscience, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38560) filed with the SEC on November 10, 2021).

10.17*#	Amended and Restated Employment Agreement dated November 8, 2022, by and between Brendan Delaney and Aadi Bioscience, Inc.

10.18#
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

10.20+
Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, dated as of January 13, 2022, by and between Aadi Bioscience, Inc. and Fresenius Kabi, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on September 20, 2021).

10.21*+	Amendment No.1 to the Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, dated as of January 16, 2023, by and between Aadi Bioscience, Inc. and Fresenius Kabi, LLC.

10.22
Sales Agreement, dated as of March 17, 2022, by and between Aadi Bioscience, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on March 17, 2022).

21.1*	List of Subsidiaries of the Company

23.1*	Consent of BDO USA LLP

31*
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	IXBRL Inline Instance Document

101.SCH	IXBRL Inline Taxonomy Extension Schema Document

101.CAL	IXBRL Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	IXBRL Inline Taxonomy Extension Definition Linkbase Document

101.LAB	IXBRL Inline Taxonomy Extension Label Linkbase Document

101.PRE	IXBRL Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
____________________
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

AADI BIOSCIENCE, INC.

Date: March 28, 2023	By:	/s/ Scott Giacobello
Scott Giacobello
Interim Chief Executive Officer and President, and Chief Financial Officer (Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Scott Giacobello and Stephen Rodin, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Giacobello	Interim Chief Executive Officer and President, and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	March 28, 2023
Scott Giacobello

/s/ Caley Castelein	Chairman	March 28, 2023
Caley Castelein, M.D.

/s/ Behzad Aghazadeh	Director	March 28, 2023
Behzad Aghazadeh, Ph.D.

/s/ Anupam Dalal	Director	March 28, 2023
Anupam Dalal, M.D.

/s/ Neil Desai	Director, Executive Chairman	March 28, 2023
Neil Desai, Ph.D.

/s/ Karin Hehenberger	Director	March 28, 2023
Karin Hehenberger, M.D., Ph.D.

/s/ Richard Maroun	Director	March 28, 2023
Richard Maroun, J.D.

/s/ Emma Reeve	Director	March 28, 2023
Emma Reeve