Form 10-Q
period 2023-03-31
Aadi Bioscience, Inc.
filed 2023-05-10
CIK 1422142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, the registrant had 24,436,990 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
AADI BIOSCIENCE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$34,046	$39,019
Short-term investments	117,128	133,541
Accounts receivable, net	5,565	1,862
Inventory	3,803	1,861
Prepaid expenses and other current assets	4,388	3,746
Total current assets	164,930	180,029
Property and equipment, net	2,225	508
Operating lease right-of-use assets	1,437	1,522
Other assets	2,062	2,178
Total assets	$170,654	$184,237

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,510	$3,519
Accrued liabilities	10,833	14,922
Operating lease liabilities, current portion	404	394
Total current liabilities	17,747	18,835
Operating lease liabilities, net of current portion	1,164	1,267
Due to licensor (Note 8)	5,757	5,757
Total liabilities	24,668	25,859
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 24,436,990 and 24,435,007 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	364,437	361,689
Accumulated other comprehensive loss	(32)	(115)
Accumulated deficit	(218,421)	(203,198)
Total stockholders’ equity	145,986	158,378
Total liabilities and stockholders’ equity	$170,654	$184,237
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share data and earnings per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Product sales, net	$5,867	$2,307
Total revenue	5,867	2,307
Operating expenses
Selling, general and administrative	11,207	9,148
Research and development	10,956	6,794
Cost of goods sold	529	179
Total operating expenses	22,692	16,121
Loss from operations	(16,825)	(13,814)
Other income (expense)
Interest income	1,660	15
Interest expense	(58)	(58)
Total other income (expense), net	1,602	(43)
Net loss	$(15,223)	$(13,857)
Other comprehensive loss:
Change in unrealized loss on short-term investments	83	—
Comprehensive loss	(15,140)	(13,857)
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(0.66)
Weighted average number of common shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	26,862,646	20,914,842
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, including share amounts)
(Unaudited)

	For the Three Months Ended March 31, 2023
	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2022	24,435	$2	$361,689	$(115)	$(203,198)	$158,378
Share-based compensation expense	—	—	2,740	—	—	2,740
Issuance of common stock upon exercise of stock options	2	—	8	—	—	8
Other comprehensive income	—	—	—	83	—	83
Net loss	—	—	—	—	(15,223)	(15,223)
Balance at March 31, 2023	24,437	$2	$364,437	$(32)	$(218,421)	$145,986

	For the Three Months Ended March 31, 2022
	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2021	20,895	$2	$279,089	$—	$(142,685)	$136,406
Share-based compensation expense	—	—	1,781	—	—	1,781
Issuance of common stock upon exercise of warrants	7	—	54	—	—	54
Issuance of common stock upon exercise of stock options	40	—	244	—	—	244
Net loss	—	—	—	—	(13,857)	(13,857)
Balance at March 31, 2022	20,942	$2	$281,168	—	$(156,542)	$124,628
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,223)	$(13,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,740	1,781
Discount amortization on short-term investments	(1,200)	—
Non-cash interest expense	58	58
Non-cash lease expense	116	66
Depreciation and amortization expense	38	74
Changes in operating assets and liabilities:
Accounts receivable	(3,703)	(2,708)
Inventory	(1,942)	(202)
Prepaid expenses and other current assets	(642)	(579)
Other non-current assets	116	125
Operating lease liabilities	(124)	(44)
Accounts payable and accrued liabilities	(1,544)	(4,129)
Net cash used in operating activities	(21,310)	(19,415)
Cash flows from investing activities:
Purchases of property and equipment	(1,369)	(23)
Purchase of short-term investments	(23,052)	—
Maturity of short-term investments	40,750	—
Net cash provided by (used in) investing activities	16,329	(23)
Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	8	244
Issuance of common stock upon exercise of warrants	—	54
Net cash provided by financing activities	8	298
Net decrease in cash, cash equivalents and restricted cash	(4,973)	(19,140)
Cash, cash equivalents and restricted cash at beginning of year	39,083	148,989
Cash, cash equivalents and restricted cash, end of period	$34,110	$129,849

Supplemental disclosure of cash flow information:
Interest paid during the period	$58	$58
Supplemental disclosure of non-cash activities:
Deferred transaction costs included in accounts payable and accrued liabilities	$—	$249
Accrued property and equipment	$387	$27
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Nature of Organization and Operations
Aadi Bioscience, Inc. (together with its subsidiaries, the “Company” or “Aadi”) is a biopharmaceutical company focused on developing and commercializing precision therapies for genetically defined cancers with alterations in mTOR pathway genes. Aadi’s lead drug product, FYARRO®, is a form of sirolimus bound to albumin. Sirolimus is a potent inhibitor of the mTOR biological pathway, the activation of which pathway can promote tumor growth, and inhibits downstream signaling from mTOR. In November 2021, the U.S. Food and Drug Administration (the “FDA”) approved FYARRO sirolimus protein-bound particles for injectable suspension (albumin-bound) for the treatment of adult patients with locally advanced unresectable or metastatic malignant perivascular epithelioid cell tumor (“PEComa”). On February 22, 2022, Aadi launched FYARRO in the United States for treatment of advanced malignant PEComa. FYARRO is licensed to Aadi by Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol Myers Squibb Company (“BMS”).
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
The Company has experienced net losses since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $218.4 million as of March 31, 2023 and a net loss of $15.2 million and $13.9 million for the three months ended March 31, 2023 and 2022, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital through the issuance of convertible promissory notes, grant funding, the sale of securities, and proceeds from license agreements.
The Company had cash, cash equivalents and short-term investments of $151.2 million at March 31, 2023. Management believes the Company’s current cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report. If the Company is unable to achieve and maintain profitability, it will need additional financing to support its continuing operations and pursue its strategic objectives. Additional financing may be achieved through a combination of equity offerings, and debt financings. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.
On March 17, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen as its sales agent for an at-the-marketing-offering. As of March 31, 2023, no shares of common stock had been sold under this Sales Agreement.
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
Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2023.

Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on short-term investments. Comprehensive loss has been reflected in the condensed consolidated statements of operations and comprehensive loss for all periods presented.
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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and investments in money market funds, United States government treasury bills, commercial paper, corporate bonds, and government agency debt securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. While the Company has not experienced any losses in such deposits, the recent failure of Silicon Valley Bank, at which the Company holds cash and cash equivalents in multiple accounts, exposed the Company to credit risk prior to the resolution by the Federal Deposit Insurance Corporation in a manner that fully protected all depositors. The Company has not experienced any losses on deposits since inception.
The Company’s accounts receivable is derived from customers located in the United States. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses on customers’ accounts when deemed necessary. The Company does not typically require collateral from its customers. Credit losses historically have not been material. The Company continuously monitors customer payments and maintains an allowance for credit losses based on its assessment of various factors including historical experience, age of the receivable balances, and other current economic conditions or other factors that may affect customers’ ability to pay.
Customer Concentration
The majority of the Company's revenue for the three months ended March 31, 2023 were from two customers at 51% and 48% of the Company’s revenue, respectively.
Additionally, two customers accounted for 62% and 37% of net accounts receivable as of March 31, 2023.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid marketable securities purchased with original maturities of three months or less at the time of purchase date to be cash equivalents. As of March 31, 2023 and December 31, 2022, cash and cash equivalents including money market investments totaled $23.7 million and $32.0 million, respectively. Restricted cash consists of a letter of credit secured by restricted cash in connection with one of the Company's office leases described in Note 7, and is included in other assets on the condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$34,046	$39,019
Restricted cash, non-current	64	64
Total cash, cash equivalents and restricted cash	$34,110	$39,083
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
The carrying amounts of cash equivalents, accounts receivable, prepaid expenses and other current assets, and accounts payable are reasonable estimates of their fair value because of the short maturity of these items.
Short-Term Investments
The Company invests in various types of securities, including United States government treasury bills, commercial paper, corporate debt securities, and government agency bonds. The Company classifies its investments as available-for-sale and records them at fair value based upon market prices at period end. Unrealized gains and losses that are deemed temporary in nature are recorded in accumulated other comprehensive loss as a separate component of stockholders' equity. Dividend and interest income are recognized when earned. The Company recognizes purchase premiums and discounts as interest income using the interest method over the terms of the securities. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of investments sold. The Company classifies short-term investments with remaining maturities greater than one year as current assets because such short-term investments are available to fund the Company’s current operations.
At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the decline in fair value below amortized cost is a result of credit losses or other factors, whether the Company expects to recover the amortized cost of the security, the Company's intent to sell and if it is more likely than not that the Company will be required to sell the securities before the recovery of amortized cost. The Company records changes in allowance for expected credit loss in other income (expense). There have been no allowance for expected credit losses recorded during any of the periods presented. See Note 4 for further information.
Accounts Receivable, Net
Accounts receivable are recorded net of customer allowances for chargebacks and allowance for credit losses. Allowance for chargebacks is based on contractual terms. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances and credit loss. Receivables are recorded to an allowance for credit loss when it is probable that amounts will not be collected based on terms of the customer contracts. As of March 31, 2023 and December 31, 2022, recorded customer allowances for charge backs were $0.8 million and $0.1 million, respectively. There were no allowances for credit losses and no receivables were written off for the periods ended March 31, 2023 and December 31, 2022, respectively.
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
Details of inventory are presented as follows (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$2,911	$944
Work in process	—	—
Finished goods	892	917
Total	$3,803	$1,861
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
Details of property and equipment are presented as follows (in thousands):

	March 31, 2023	December 31, 2022
Computers and Software	$366	$338
Construction in process	1,805	77
Furniture and fixtures	65	65
Leasehold improvements	129	129
Total	$2,365	$609
Accumulated depreciation	(140)	(101)
Property and equipment, net	$2,225	$508
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
The Company additionally evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. A lease is accounted for as a finance lease if it meets one of the following five criteria: (i) the lease has a purchase option that is reasonably certain of being exercised, (ii) the present value of the future cash flows is substantially all of the fair market value of the underlying asset, (iii) the lease term is for a significant portion of the remaining economic life of the underlying asset, (iv) the title to the underlying asset transfers at the end of the lease term, or (v) if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term. Leases that do not meet the finance lease criteria are accounted for as an operating lease. Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease liabilities with a term greater than one year and their corresponding right-of-use assets are recognized at the commencement date of the lease based on the present value of lease payments over the expected lease term.
Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. As the Company’s leases do not typically provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. For finance leases, depreciation expense is recognized for the leased asset acquired and interest expense is recognized related to the portion of the financing in the condensed consolidated statements of operations and comprehensive loss. For operating leases, lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expense in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient to not separate between lease and non-lease components.
Commitments and Contingencies
The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of March 31, 2023 and December 31, 2022.
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
The total amount deducted from gross product sales for the allowances described above for the three months ended March 31, 2023, and 2022, was $1.0 million and $0.4 million, respectively.
The following table sets forth the changes in the accrued revenue allowances (in thousands):

	Balance at Beginning of Year	Provision for Current Period Sales	Payments	Balance at March 31, 2023
For the Three Months Ended March 31, 2023	$1,434	$1,035	$(553)	$1,916

	Balance at Beginning of Year	Provision for Current Period Sales	Payments	Balance at March 31, 2022
For the Three Months Ended March 31, 2022	$—	$407	$—	$407
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

Research and Development
Research and development expenses consist of costs incurred in performing research and development activities, including salaries and benefits, materials and supplies, preclinical expenses, share-based compensation expense, contract services, and other external development expenses. The Company records research and development activities conducted by third-party service providers, which include work related to preclinical studies, clinical trials, and contract manufacturing activities, to research and development expense as incurred. The Company is required to estimate the amount of services provided but not yet invoiced and include these expenses in accrued expenses on the condensed consolidated balance sheets and within research and development expenses in the condensed consolidated statements of operations and comprehensive loss. These expenses are a significant component of the Company’s research and development expenses and require significant estimates and judgments. The Company accrues for these expenses based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. As actual expenses become known, the Company adjusts its accrued expenses.
Share-Based Compensation
The Company recognizes all share-based payments to employees, including grants of employee stock options in the condensed consolidated statements of operations and comprehensive loss based on their fair values. All of the Company’s share-based awards, to employees, non-employees, officers, and directors, are subject only to service-based vesting conditions. The Company estimates the fair value of its share-based awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Options granted during the year have a maximum contractual term of ten years. Forfeitures are recognized and accounted for as they occur.
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

Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Basic and diluted weighted average shares of common stock outstanding for the three months ended March 31, 2023, includes the weighted average effect of 2,426,493 Pre-Funded Warrants (as defined below), which were issued in September 2022, for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.0001 per share.
Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities, which include outstanding stock options and warrants have been excluded from the computation of diluted net loss per share as they would be anti-dilutive.
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	3,846	2,028
Warrants to purchase common stock	29	29
Recent Accounting Pronouncements
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
In 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses” which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model which will be based on an estimate of current expected credit loss; and (ii) provides for recording credit losses on available-for-sale debt securities through an allowance account. The standard also requires certain incremental disclosures. Subsequently, the FASB issued several ASUs to clarify, improve, or defer the adoption of ASU 2016-13. The Company adopted ASU 2016-13 beginning in January 2023. The Company determined that the adoption of this standard did not result in a material impact to the condensed consolidated financial statements.

3. Fair Value Measurement
The following table sets forth the recurring fair value of the Company’s financial assets and liabilities, allocated into the Level 1, Level 2 and Level 3 hierarchy that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$23,654	$—	$—	$23,654
U.S. government treasury bills	50,076	—	—	50,076
Commercial paper	—	47,233	—	47,233
Corporate bonds	—	4,260	—	4,260
Government agency	—	15,559	—	15,559
Total financial assets	$73,730	$67,052	$—	$140,782

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$32,035	$—	$—	$32,035
U.S. government treasury bills	70,708	—	—	70,708
Commercial paper	—	53,296	—	53,296
Corporate bonds	—	4,250	—	4,250
Government agency	—	5,287	—	5,287
Total financial assets	$102,743	$62,833	$—	$165,576
(1)Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
As of March 31, 2023, net unrealized loss on investments was $32,000. All marketable securities had a contractual maturity of less than one year as of March 31, 2023.
4. Short-Term Investments and Cash Equivalents
The following table summarizes the Company's short-term investments (in thousands):

		As of March 31, 2023
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$23,654	$—	$—	$23,654
U.S. government treasury bills	Less than 1	50,101	—	(26)	50,075
Commercial paper	Less than 1	47,233	—	—	47,233
Corporate bonds	Less than 1	4,280	—	(20)	4,260
Government agency	Less than 1	15,545	14	—	15,559
Total		$140,813	$14	$(46)	$140,781

		As of December 31, 2022
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$32,035	$—	$—	$32,035
U.S. government treasury bills	Less than 1	70,812	4	(108)	70,708
Commercial paper	Less than 1	53,296	—	—	53,296
Corporate bonds	Less than 1	4,276	—	(26)	4,250
Government agency	Less than 1	5,272	15	—	5,287
Total		$165,691	$19	$(134)	$165,576
5. Intangible Asset
On August 26, 2021, the Company closed its reverse merger pursuant to which the Company’s wholly-owned subsidiary merged with and into Aadi Subsidiary, Inc. (formerly Aadi Bioscience, Inc.) (“Private Aadi”), with Private Aadi surviving as a wholly owned subsidiary of the Company (the “Merger”). The Company recorded a long-lived contract intangible asset as a result of the Merger, related to the license agreement, dated June 24, 2018, with Gossamer Bio, Inc. (“Gossamer”), as amended (the “Gossamer License Agreement”), which was assumed in the Merger. In accordance with GAAP, for asset acquisitions, the excess purchase price over the fair value of the acquired assets and liabilities was ascribed to the acquired contract intangible asset. Due to the significant excess purchase price being allocated over the fair value of the acquired contract intangible asset, the Company determined that an indicator of impairment was present. The contract intangible asset was assessed for recoverability using an undiscounted cash flow model, which resulted in undiscounted cash flows below the carrying amount. At the effective time of the Merger, the Company recognized an impairment of $74.2 million to bring the carrying amount of the contract intangible asset down to its estimated fair value of $3.9 million. The fair value estimate of the intangible asset relates to contingent cash flows expected from the out-licensing arrangement, of which 90% of any future net cash proceeds will be remitted to each holder of common stock of the Company’s predecessor, Aerpio, as of immediately prior to the closing of the Merger and paid through the contingent value rights (“CVRs”) pursuant to a Contingent Value Rights Agreement, dated as of August 26, 2021 (the “CVR Agreement”). The useful life of the intangible asset was estimated to be approximately 14.3 years.
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
There was no amortization expense for the three months ended March 31, 2023. Amortization expense was $0.1 million for the three months ended March 31, 2022.
6. Accrued Liabilities
Details of accrued liabilities are presented as follows (in thousands):

	March 31, 2023	December 31, 2022
Accrued professional fees	$3,066	$1,814
Accrued salaries and payroll	2,306	1,299
Accrued bonus	1,496	5,463
Accrued clinical	1,333	2,399
Accrued contract manufacturing	898	405
Advanced customer payments	—	1,571
Accrued other - sales related	1,150	1,435
Accrued other	584	536
Total accrued liabilities	$10,833	$14,922
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
The following table summarizes information related to the Company’s lease (in thousands):

	March 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$1,437	$1,522

Liabilities:
Operating lease liabilities, current	$404	$394
Operating lease liabilities, non-current	1,164	1,267
Total operating lease liabilities	$1,568	$1,661

Rent expense for the three months ended March 31, 2023 and 2022 is presented on the following table (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating leases rent expense	$116	$50
Cash paid for leases and included in operating cash flows for the three months ended March 31, 2023 and 2022 is presented on the following table (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid included in operating cash flows	$124	$28
The future minimum lease payments required under the operating lease as of March 31, 2023, are summarized below (in thousands):

Future Minimum Lease Payments:
2023	$377
2024	512
2025	320
2026	231
2027	280
Thereafter	110
Total minimum lease payments	$1,830
Less: amount representing interest	(262)
Present value of operating lease liabilities	$1,568
Less: operating lease liabilities, current	(404)
Operating lease liabilities, non-current	$1,164
Remaining lease term (in years)	4.33
Incremental borrowing rate	7.48%

8. License Agreements
Bristol Myers Squibb Company License Agreement
On April 9, 2014, the Company entered into a license agreement (as amended the “BMS License Agreement”) with BMS for exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to FYARRO.
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
Under the terms of the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. During the three months ended March 31, 2023 and 2022, royalties on net product sales were $0.4 million and $0.2 million, respectively. No payments related to milestones were paid during the three months ended March 31, 2023 or 2022.
On August 30, 2021, the Company and BMS entered into Amendment No. 1 (the “Amendment”) to the BMS License Agreement related to certain intellectual property rights of BMS pertaining to the compound known as FYARRO. Under the terms of the Amendment, the Company paid BMS $5.8 million representing 50% of the previously outstanding payment obligation under the terms of the BMS License Agreement, following the effective time of the 2021 private investment in public equity financing (the “2021 PIPE Financing”). Pursuant to the terms of the Amendment, the remaining previously outstanding payment obligation of $5.8 million, is due on the third anniversary of the effective time of the 2021

PIPE Financing, or August 26, 2024 plus any accrued and unpaid interest due thereon (the “Balloon Payment”). The Balloon Payment shall accrue interest, beginning August 26, 2021 until paid in full, at a rate equal to 4.00% per annum based on the weighted average amount outstanding during the applicable calendar quarter, and interest is payable quarterly in arrears. In addition, the parties agreed to amend the royalty rates payable to BMS based on net sales of products subject to the BMS License Agreement.
EOC License Agreement
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
The Company was eligible to receive an additional $257.0 million in the aggregate upon achievement of certain development, regulatory, and sales milestones, as well as tiered royalties on net sales in the Licensed Territory. Under the terms of the EOC License Agreement, EOC was obligated to fund all research, development, regulatory, marketing and commercialization activities in the defined Licensed Territory. The Company earned $1.0 million in milestone revenue upon achievement of the FDA approval milestone on November 22, 2021. EOC paid the $1.0 million milestone payment in December 2021. In accordance with the BMS License Agreement, 20% of the $1.0 million payment, or $0.2 million was accrued at December 21, 2021, and paid in January 2022.
9. Stockholders’ Equity (Deficit)
Preferred Stock
As of March 31, 2023 and December 31, 2022, under the Company’s certificate of incorporation, as amended and restated, the Company has 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital with no shares outstanding.
Common Stock and Pre-Funded Warrants
As of March 31, 2023 and December 31, 2022, the Company had 300,000,000 shares of authorized common stock, par value of $0.0001 per share under the Company's certificate of incorporation, as amended and restated. As of March 31, 2023 and December 31, 2022, the shares of common stock outstanding were 24,436,990 and 24,435,007, respectively.
In March 2022, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company LLC (“Cowen”), with respect to an “at the market offering” program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $75.0 million through Cowen as its sales agent. The Company will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of March 31, 2023, no shares of common stock had been sold pursuant to the Sales Agreement.

On September 22, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for a private investment in public equity financing (the “2022 PIPE Financing”) with certain investors (the “2022 PIPE Investors”) for the sale by the Company of (i) 3,373,526 shares of the Company’s common stock for a price of $12.50 per share and (ii) pre-funded warrants to purchase an aggregate of 2,426,493 shares of the Company's common stock (the "Pre-Funded Warrants") at a purchase price of $12.4999 per Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at an exercise price of $0.0001 and will be exercisable until exercised in full. The 2022 PIPE Financing closed on September 26, 2022. Aggregated net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the shares were $72.2 million.

On September 22, 2022, the Company and the 2022 PIPE Investors entered into a Registration Rights Agreement (the “2022 PIPE Registration Rights Agreement”) providing for the registration for resale of the securities sold under the Purchase Agreement, including the shares issuable upon the exercise of the Pre-Funded Warrants, that are not then registered on an effective registration statement, pursuant to a registration statement filed with the SEC. The Pre-Funded Warrants meet the criteria to be classified within stockholders’ equity. As of March 31, 2023, all Pre-Funded Warrants are still outstanding.
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
As of March 31, 2023, 296,343, 99,025 and 3,450,997 shares were outstanding under the Private Aadi Plan, 2017 Plan and 2021 Plan, respectively. As of March 31, 2023, no shares were outstanding under the 2011 Plan.
The following table summarizes the stock option activity during the three months ended March 31, 2023:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2023	2,990,423	$19.28	8.59	$2,849
Granted	1,261,506	9.60
Exercised	(1,983)	4.45
Expired/cancelled	(403,581)	20.20
Outstanding as of March 31, 2023	3,846,365	$16.51	8.73	$1,259
Options exercisable as of March 31, 2023	851,373	$18.56	6.81	$1,127
Vested and expected to vest as of March 31, 2023	3,846,365	$16.51	8.73	$1,259
As of March 31, 2023, the aggregate intrinsic value of options outstanding was $1.3 million. For the three months ended March 31, 2023, and 2022, the weighted-average grant-date fair value of options granted was $8.57 and $14.80 per share, respectively.
As of March 31, 2023, there was $30.9 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.83 years.
The total intrinsic value of the options exercised during the three months ended March 31, 2023, and 2022, was $16,000 and $0.1 million, respectively
As of March 31, 2023, and December 31, 2022, 568,368 and 853,760 shares were reserved for issuance under the 2021 Plan, respectively.
Compensation Expense Summary
The Company recognized the following compensation cost related to employee and non-employee share-based compensation activity for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Selling, general and administrative	$1,640	$1,101
Research and development	1,100	680
Total	$2,740	$1,781

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for share-based awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock.
The calculation was based on the following assumptions:

	Three Months Ended March 31,
	2023	2022
Weighted average grant date fair value (per share)	$8.57	$14.80
Risk-free interest rate	3.42% - 4.17%	1.46% - 1.76%
Expected volatility	89.94% - 95.72%	85.99% - 86.25%
Expected term (in years)	5.8 - 6.1	6.1
Expected dividend yield	—	—
Merger Warrants to Purchase Common Stock
The Company had warrants outstanding for the purchase of 29,167 shares of the Company’s common stock at both March 31, 2023, and December 31, 2022. These warrants were assumed in the Merger and were issued by Aerpio in October 2019, for the purchase of 40,000 shares (after taking into account the reverse stock split of the Company’s common stock at a ratio of 15:1 effected on August 26, 2021 immediately prior to the closing of the Merger, (the "Reverse Stock Split")) of the Company’s common stock at an exercise price of $7.29 per share (after taking into account the Reverse Stock Split). These warrants were fully vested as of the date of the Merger and expire on October 24, 2024. No warrants were exercised during the three months ended March 31, 2023. At the grant date, the fair value of these awards was determined using a Black-Scholes option pricing model.
The number of shares and the exercise price shall be adjusted for standard anti-dilution events such as stock splits, combinations, reorganizations, or issue shares as part of a stock dividend. The warrants meet the criteria to be classified within stockholders’ equity.
11. Employee Stock Purchase Plan
On August 17, 2021, a special meeting of the Company’s stockholders was held to approve the Merger and related matters, at which the Company's stockholders considered and approved the Company’s 2021 ESPP which permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month offering periods to purchase the Company's common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company's common stock on the first day of trading of the offering period or on the applicable purchase date. Upon approval of the 2021 ESPP by the stockholders, Aerpio’s Amended and Restated 2017 Employee Stock Purchase Plan terminated. An aggregate of 519,563 shares of common stock were initially reserved for issuance under the 2021 ESPP. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning with the 2022 fiscal year in an amount equal to the least of (i) 310,617 shares of common stock, (ii) one percent (1%) of the outstanding shares of all classes of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount to be determined by the board of directors or its designated committee no later than the last day of the immediately preceding fiscal year. On January 1, 2023, 244,350 share of common stock were added to the 2021 ESPP. Shares of common stock issuable under the 2021 ESPP will be authorized, but unissued, or reacquired shares of common stock. If the Company’s capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the 2021 ESPP will be appropriately adjusted. The Company opened enrollment into the ESPP in May 2022.
The Company uses the Black-Scholes model to determine the estimated fair value for purchases under the 2021 ESPP. Black-Scholes models require the input of various assumptions, including the expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock.

The calculation was based on the following assumptions:

Three Months Ended March 31, 2023
Strike price (per share)	$11.40 - $11.66
Risk-free interest rate	1.54% - 4.40%
Expected volatility	92.59% - 105.68%
Expected term (in years)	0.5
Expected dividend yield	—
As of March 31, 2023, and December 31, 2022, 736,711 and 492,361 shares of common stock were available for issuance under the 2021 ESPP, respectively. The Company had an outstanding liability of $0.3 million and $0.1 million as of March 31, 2023, and December 31, 2022, respectively, which will be recognized over six months. No shares were issued under the 2021 ESPP during the three months ended March 31, 2023, and 2022, respectively.
12. Income Taxes
The Company recorded income tax expense of zero for the three months ended March 31, 2023 and 2022, respectively. The Company continues to maintain a full valuation allowance.
13. Commitments and Contingencies
Litigation
From time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against the Company. In the Request for Arbitration, EOC claims that the Company breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing information to EOC. As a result, EOC is seeking monetary damages. The arbitration process is ongoing. The Company intends to defend itself vigorously in this matter and pursue all relief to which the Company is entitled. The Company is unable to estimate the possible loss or range of loss, therefore no amounts have been accrued as of March 31, 2023. See Note 8 for more information about the EOC License Agreement and its termination.
Purchase Commitments
The Company has ongoing contracts with vendors for clinical trials and contract manufacturing. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of $2.2 million and $2.8 million for expenditures incurred by clinical and contract manufacturing vendors as of March 31, 2023, and December 31, 2022, respectively.
At March 31, 2023, the Company had one significant contract with Fresenius Kabi that contains specific activities including non-cancellable commitments, minimum purchase commitments, and binding annual forecasts. As of March 31, 2023, there were non-cancellable purchase commitments related to the purchase of inventory for $1.5 million to be paid in 2023.
Mirati Collaboration
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
The primary objective of this multi-center, single-arm, open-label Phase 1/2 trial is to determine the optimal dose and recommended Phase 2 dose for the combination of adagrasib and FYARRO in patients with KRASG12C mutant solid tumors. In addition, the study will investigate the safety, tolerability and efficacy of adagrasib and FYARRO in combination in patients both with and without prior exposure to a KRASG12C inhibitor. The trial will build on preclinical data showing enhanced anti-tumor efficacy with the combination of adagrasib and FYARRO relative to either agent alone.
For the three months ended March 31, 2023, the Company incurred $0.4 million expenses related to the Mirati collaboration.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes to those statements thereto appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ending December 31, 2022 filed with the SEC on March 29, 2023. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. You should read this Quarterly Report completely, including Part II, Item 1A (Risk Factors) of this Quarterly Report and the “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by our forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
In November 2021, the U.S. Food and Drug Administration (the “FDA”) approved FYARRO sirolimus protein-bound particles for injectable suspension (albumin-bound) for the treatment of adult patients with locally advanced unresectable or metastatic malignant perivascular epithelioid cell tumor (“PEComa”). On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net product sales of $5.9 million for the three months ended March 31, 2023. See “Results of Consolidated Operations” for further discussion of our results.
In addition to advanced malignant PEComa, based on exploratory data from our completed Phase 2 registrational study, Advanced Malignant PEComa Trial (“AMPECT”), and our expanded access program for FYARRO, we have initiated a registration-directed tumor-agnostic Phase 2 study (“PRECISION 1”) of FYARRO in patients with Tuberous Sclerosis Complex 1 and 2 (“TSC1 & TSC2”) alterations. We have completed a Type B meeting with the FDA in which we discussed the trial design and the PRECISION 1 trial was opened for enrollment in the United States during the first quarter of 2022, with dosing of our first patient in March 2022. Based on initial information from the PRECISION 1 trial, enrollment is well-balanced, the trial is accruing evenly between the TSC1 and TSC2 arms, and more than 15 discreet tumor types have been enrolled with no more than three of any type. A pre-planned interim analysis on 40 patients with appropriate follow-up is expected by the end of 2023.
Recent Developments
•Board Appointment. On March 27, 2023, we announced the appointment of Mohammad Hirmand, M.D. to our Board of Directors. Dr. Hirmand has more than 20 years of biotechnology clinical development experience, and recently served as executive vice president and chief medical officer for Turning Point Therapeutics, which was acquired by Bristol Myers Squibb ("BMS") for $4.1 billion in August 2022.
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
BMS License Agreement
We have exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to ABI-009 (which we refer to as FYARRO) pursuant to an amended and restated license agreement, dated November 15, 2019, as amended August 31, 2021 (the “BMS License Agreement”) with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of BMS. Under the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. During the three months ended March 31, 2023, we recorded royalties of $0.4 million under the terms of this agreement. No payments related to milestones under this agreement were paid during the three months ended March 31, 2023. See Note 8 to the condensed consolidated financial statements for more information about the BMS License Agreement.
Under the terms of an August 2021 amendment to the license agreement, we paid BMS $5.8 million, representing 50% of the previously outstanding payment obligation under the agreement, following the effective time of the 2021 Private Investment in Public Equity (PIPE) Financing ("2021 PIPE Financing") that occurred in connection with the closing of the reverse merger of Aerpio Pharmaceuticals, Inc. whereby Aspen Merger Subsidiary, Inc., our wholly-owned subsidiary (“Merger Sub”), merged with and into Aadi Subsidiary, Inc. (formerly known as Aadi Bioscience, Inc. (“Private Aadi”)), with Private Aadi surviving as our wholly-owned subsidiary (the “Merger”). Pursuant to the terms of the amendment, the remaining portion of the previously outstanding payment obligation ($5.8 million), which is recorded on our condensed consolidated balance sheets as due to licensor, is due on the third anniversary of the effective time of such 2021 PIPE Financing plus any accrued and unpaid interest due thereon.
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
In accordance with the BMS License Agreement, we are required to pay 20% of all sublicense fees to BMS. As such, we recognized $2.8 million of license expense in the fourth quarter of 2020 and had a corresponding $2.8 million sublicense payable to BMS as of December 31, 2020, which was paid in 2021.
During the fourth quarter of 2021, we recognized license revenue and received $1.0 million from EOC for achieving the FDA approval milestone in November 2021. In accordance with the BMS License Agreement, we recognized $0.2 million of license expense in the fourth quarter of 2021 and had a corresponding $0.2 million sublicense payable to BMS as of December 31, 2021, which was paid in 2022.
On June 27, 2022, we received written notice from EOC that EOC has elected to terminate the EOC License Agreement, effective immediately. On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. The arbitration process is ongoing. We intend to defend ourselves vigorously in this matter and pursue all relief to which we are entitled. We are unable to estimate the possible loss or range of loss, therefore no amounts have been accrued as of March 31, 2023. See Notes 8 and 13 to the condensed consolidated financial statements for more information about the EOC License Agreement, its termination and pending arbitration.

Impact of Negative Global or National Events
Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including the recent turmoil in the global banking system, public health epidemics, such as the COVID-19 pandemic, extreme weather conditions, increased economic uncertainty, inflation, rising interest rates, and geopolitical instability, including the conflicts in Eastern Europe and in other countries. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances. For example, as the COVID-19 pandemic has developed, we have taken numerous steps to help ensure the health and safety of our employees. While we have largely resumed normal operations, any resurgence or worsening of the COVID-19 pandemic may cause us to reinstitute certain measures to protect employee safety, including staggered work hours or reduced in-person staffing, that could result in additional disruption and/or delays in our ability to conduct development activities.
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
The ultimate impact of these global and national events and circumstances, either individually or in aggregate, is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to mitigate potentially negative impacts to our business. For example, during the COVID-19 pandemic, our clinical trials have been, and may continue to be, affected by the closure of offices, lack of resources or closure of borders, among other measures being put in place around the world and we made certain modifications to employee travel, with masking and vaccination requirements in our offices, and with our employees working remotely fully or intermittently. Any continued inability to travel and conduct face-to-face meetings, as well as constraints surrounding hospital infrastructure and staff, can also make it more difficult to enroll and maintain patients in ongoing or planned clinical trials. We will continue to actively monitor the rapidly evolving situation related to these global and national events, and may take further actions to mitigate potential negative impacts to our business, and that may alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which these global or national events and circumstances may affect our future business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain. We will continue to evaluate the impact that these events could have on our operations, financial position, results of operations and cash flows in the remainder of fiscal year 2023.
Key Trends and Factors Affecting Comparability Between Periods
•Commercial sale of FYARRO was launched on February 22, 2022, for the treatment of patients with advanced malignant PEComa. We recorded net product sales of $5.9 million during the three months ended March 31, 2023.
•We have built a cross-functional commercial team consisting of marketing, market access and commercial operations and will continue to strategically build our sales and our commercial infrastructure with capabilities designed to scale when necessary to support future commercial launches. Expenses related to our commercialization of FYARRO, including personnel expenses, sales support, and marketing are included in selling, general and administrative expenses for the three months ended March 31, 2023. We expect these expenses will continue to increase, as compared to prior periods, with the ongoing commercialization of FYARRO and preparation for potential future launches.
•We continue to build out our research and development team and we expect our research and development costs will increase in 2023, relative to 2022, as a result of significant expenses related to the PRECISION 1 trial which was open to enrollment during the year ended December 31, 2022, with the first patient dosed in March 2022.
•As a public company our expenses have increased from when we were a privately held company, including (i) costs to comply with the rules and regulations of the SEC and those of the Nasdaq Capital Market (“Nasdaq”), (ii)

legal, accounting and other professional services, (iii) insurance, (iv) investor relations activities, and (v) other administrative and professional services.
Liquidity and Capital Resources
As of March 31, 2023, we had $151.2 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2025. We have incurred net losses in each year since inception and as of March 31, 2023, we had an accumulated deficit of $218.4 million. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, and costs associated with the Merger. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials and identifying and designing product candidates, the regulatory approval process for FYARRO outside the United States and in additional indications and any other product candidates we may develop in the future and the commercial launch of FYARRO.
Basis of Presentation
The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive loss presented herein. The following discussion and analysis are based on our condensed consolidated financial statements contained in this Quarterly Report, which we have prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such condensed consolidated financial statements and the related notes thereto.
Components of Condensed Consolidated Statements of Operations and Comprehensive Loss
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
Other Income (Expense), Net
Other income, net consists of the change in fair value of convertible promissory notes and interest expense related to such notes. These expenses are partially offset by interest income earned on cash, cash equivalents and short-term investments, and gain on extinguishment of debt.
Income Tax Expense
During the three months ended March 31, 2023, and 2022, we recognized no income tax expense on the condensed consolidated statements of operations and comprehensive loss, respectively. Since our formation in 2011, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations:
The following table presents the results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue
Product sales, net	$5,867	$2,307
Total revenue	5,867	2,307
Operating expenses
Selling, general and administrative	11,207	9,148
Research and development	10,956	6,794
Cost of goods sold	529	179
Total operating expenses	22,692	16,121
Loss from operations	(16,825)	(13,814)
Other income (expense), net	1,602	(43)
Loss before income tax expense	(15,223)	(13,857)
Income tax expense	—	—
Net loss	$(15,223)	$(13,857)
Comparison of the Three Months Ended March 31, 2023 and 2022
Product Sales, Net
Our product sales, net consist of sales of FYARRO since its launch in the United States on February 22, 2022. Product sales, net for the three months ended March 31, 2023 and 2022 were $5.9 million and $2.3 million, respectively.
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2023 and 2022, were $11.2 million and $9.1 million, respectively. The increase of $2.1 million was driven by $1.6 million of personnel expenses related to increased headcount, incentive bonuses and share-based compensation and $1.1 million of legal, marketing, and other related expenses, offset by a decrease of $0.6 million of consulting expenses and insurance.
Research and Development Expenses
The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Personnel expenses	$6,027	$3,552
Consultants	1,399	1,164
External clinical development	2,694	1,749
Clinical drug product manufacturing	753	288
Other expenses	83	41
Total research and development expenses	$10,956	$6,794
Research and development expenses for the three months ended March 31, 2023 and 2022 were $11.0 million and $6.8 million, respectively. The increase of $4.2 million was primarily driven by a $2.5 million increase in headcount, consultants, and other expenses, $1.2 million of clinical development expenses related to the PRECISION 1 trial, and $0.5 million in clinical drug product manufacturing.
Cost of Goods Sold
Cost of goods sold was $0.5 million and $0.2 million for the three months ended March 31, 2023, and 2022, respectively, primarily reflecting royalties incurred on product sold.

Other Income (Expense), Net
Other income, net for the three months ended March 31, 2023 was $1.6 million, compared to other expense, net of $43,000 for the three months ended March 31, 2022. The change was primarily driven by higher interest rates on short-term investments held during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
Liquidity and Capital Resources
Overview
As of March 31, 2023 we had $151.2 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2025.
We have incurred net losses in each year since inception and as of March 31, 2023, we had an accumulated deficit of $218.4 million. Our net losses were $15.2 million and $13.9 million for the three months ended March 31, 2023 and 2022, respectively. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical studies and clinical trials, identifying and designing product candidates, the regulatory approval process for FYARRO outside the United States and in additional indications and any other product candidates we may develop in the future, and the commercial launch of FYARRO. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of FYARRO in additional indications and seek to expand our pipeline.
From inception through March 31, 2023, we received funding of $25.4 million from our initial seed financing and the sale of Series A convertible preferred stock, $9.1 million from the issuance of convertible promissory notes, $145.4 million, net from the 2021 PIPE Financing in connection with the Merger, $29.7 million of cash assumed in the Merger, and $72.2 million, net cash proceeds from a private investment in public equity financing (the “2022 PIPE Financing”) with certain investors (the “2022 PIPE Investors”).
On March 17, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an “at the market offering” pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar value of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of March 31, 2023, no shares of common stock had been sold under the Sales Agreement.
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
On September 22, 2022, the Company entered into the Purchase Agreement for the 2022 PIPE Financing with the 2022 PIPE Investors for the sale of 3,373,526 shares of our common stock for a price of $12.50 per share and Pre-Funded Warrants to purchase an aggregate of 2,426,493 shares of our common stock, at a purchase price of $12.4999 per Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at an exercise price of $0.0001 and will be exercisable until exercised in full. The 2022 PIPE Financing closed on September 26, 2022. Aggregated net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the shares were $72.2 million.

The following table presents our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(21,310)	$(19,415)
Net cash provided by (used in) investing activities	16,329	(23)
Net cash provided by financing activities	8	298
Net decrease in cash, cash equivalents and restricted cash	$(4,973)	$(19,140)
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
For the three months ended March 31, 2023, cash used in operating activities was $21.3 million and resulted from (i) our net loss of $15.2 million, and (ii) $7.8 million net decrease in our working capital accounts, primarily driven by an increase in accounts receivable, prepaid expenses, inventory, accounts payable and accrued expenses, and decrease in other non-current assets; offset by net non-cash adjustments totaling $1.7 million, which was primarily related share based compensation, discount amortization on short-term investments, lease expense, depreciation and amortization.
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
Investing Activities
Cash provided by investing activities for the three months ended March 31, 2023 related to purchases of fixed assets of $1.4 million and short-term investments of $23.1 million, offset by maturities of short-term investments of $40.8 million.
Cash used in investing activities for the three months ended March 31, 2022 related to purchases of fixed assets.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2023 related to the exercise of stock options.
Cash provided by financing activities for the three months ended March 31, 2022 related to the exercise of stock options and warrants.
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
Rent expense is being recorded on a straight-line basis. Rent expense related to the Pacific Palisades and Morristown leases was $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. See Note 7 to the condensed consolidated financial statements for details related to future lease payments.
In January 2022, we entered into a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as amended effective as of August 1, 2022 (the “Fresenius Agreement”) with Fresenius Kabi, LLC (“Fresenius Kabi”), pursuant to which Fresenius Kabi will manufacture FYARRO for us and we will purchase FYARRO as a finished drug product from Fresenius Kabi, on a purchase order basis. The Fresenius Agreement contains specific activities such as non-cancellable commitments, minimum purchase commitments, or binding annual forecasts. Under the Fresenius Agreement, which is effective through March 31, 2024 (or such later date as may be agreed between the parties in writing), we may purchase FYARRO for either clinical or commercial purposes for use in the United States and Canada.

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
For a discussion of our critical accounting estimates, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 29, 2023. There have been no material changes to the critical accounting estimates previously disclosed in our Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this Item.
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
For discussion of legal proceedings, see Item 1 of Part 1, “Condensed Consolidated Financial Statements - Note 13” in this Quarterly Report.
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
We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have a single product, FYARRO, approved for commercial sale by the FDA in November 2021 and launched commercially in the United States for treatment of advanced malignant perivascular epithelioid cell tumor (“PEComa”) in February 2022. We generated net product sales for FYARRO of $5.9 million for the three months ended March 31, 2023. We continue to incur significant research and development and other expenses related to our ongoing operations. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.
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
Based on the AMPECT trial and emerging data for FYARRO in other solid tumors with truncating Tuberous Sclerosis Complex 1 and 2 (“TSC1 & TSC2”) alterations, and following discussions with the FDA, we opened enrollment for our registration-directed tumor-agnostic Phase 2 trial (“PRECISION 1”) in malignant solid tumors harboring TSC1 & TSC2 inactivating alterations in the first quarter of 2022. In addition, in October 2022 we entered into a collaboration and supply agreement with Mirati Therapeutics, Inc. (“Mirati”) to evaluate the combination of Mirati’s adagrasib (KRAZATI™), a KRASG12C selective inhibitor, and FYARRO in KRASG12C mutant non-small cell lung cancer (NSCLC) and other solid tumors. Under the terms of the agreement, Mirati will be responsible for sponsoring and operating the Phase 1/2 study and we will supply study drug and jointly share the cost of the study. Our other programs are in early preclinical research stages.
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
We have incurred significant net losses since our inception, have only recently begun to generate revenue from product sales and have financed our operations principally through private placements and public offerings of our securities, federal grants and proceeds from licenses. Our net losses were $15.2 million and $13.9 million for the three months ended March 31, 2023 and 2022, respectively. We had an accumulated deficit of $218.4 million as of March 31, 2023, and $203.2 million as of December 31, 2022. These losses have resulted primarily from costs incurred in connection with research and development activities, costs incurred in connection with commercializing FYARRO and general and administrative costs associated with our operations. We have only one product approved for commercial sale which generated net product sales of $5.9 million for the three months ended March 31, 2023, and we continue to incur significant selling, general and administrative expenses as well as research and development expenses related to our ongoing operations. As a result, we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of commercializing FYARRO, research and development, including identifying and designing additional product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for FYARRO and any future product candidates. We expect our expenses, and the potential for losses, to increase substantially as we commercialize FYARRO, continue to conduct clinical trials of FYARRO and seek to expand our pipeline. The amount of our future expenses and potential losses is uncertain.
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
•entering into and maintaining, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product and any future product candidates; and
•addressing any competing therapies and technological and market developments and attracting, hiring and retaining qualified personnel.
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
As of March 31, 2023, we had $151.2 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments will enable us to fund our planned operating expenses and capital expenditures into 2025. Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
In addition to advanced malignant PEComa, based on exploratory data from the completed AMPECT and our Expanded Access Program for FYARRO, we have initiated a registration-directed tumor-agnostic Phase 2 study, PRECISION 1, of FYARRO in patients with malignant solid tumors harboring TSC1 & TSC2 alterations. We completed a Type B meeting with the FDA in which we discussed the trial design. The PRECISION 1 trial is now open for enrollment in the United States and the first patient in the trial was dosed in March 2022. Our product development costs could increase if we experience delays. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize FYARRO or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on FYARRO and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of additional clinical development of FYARRO include, among other things:
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
We intend to develop FYARRO and potentially other product candidates, in combination with one or more currently approved or unapproved therapies to treat cancer or other diseases. For example, in October 2022 we entered into a collaboration and supply agreement with Mirati to evaluate the combination of Mirati’s adagrasib (KRAZATI™), a KRASG12C selective inhibitor, and FYARRO in KRASG12C mutant non-small cell lung cancer (NSCLC) and other solid tumors. Patients may not be able to tolerate FYARRO or any of our future product candidates in combination with other therapies or dosing of FYARRO in combination with other therapies may have unexpected consequences. Even though FYARRO has received FDA approval for advanced malignant PEComa, and even if FYARRO receives regulatory approval for additional indications, if any of our product candidates that we develop in the future were to receive regulatory approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with such product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates, the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions requiring additional clinical trials, or our own products being removed from the market or being less successful commercially.
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
The extent of the impact of the COVID-19 pandemic on our future liquidity and operational performance will depend on certain developments, including the duration and spread of further outbreaks, the availability, acceptance and effectiveness of vaccines, the impact on our clinical trials, patients, and collaboration partners, and the effect on our suppliers. In April 2023, President Biden signed legislation that will end the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear.
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
In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
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
Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for future product candidates. Under the accelerated approval provisions in the FDA, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that generally provides a meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. On December 29, 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. In March 2023, FDA issued a draft guidance on clinical trial considerations for supporting accelerated approval of oncology therapeutics, noting that although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach for more robust efficacy and safety assessment. To the extent FDA requires us to amend the design of our clinical trials or requires additional trials to meet changes in the data requirements for approval, our clinical timelines and approval will be delayed, which can have an adverse effect on our business and operations.
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
For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”), was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the United States pharmaceutical industry. Some of the provisions of the ACA have been subject to judicial and Congressional challenges, and in June 2021, the Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require a pharmaceutical manufacturer to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under the Consolidated Appropriations Act, 2023, the 2% Medicare sequester is extended for the first six months of FY 2032 and revises the sequester percentages up to 2% for FY 2030 and 2031. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for FYARRO or any other product candidates that we may develop if the future, if approved, and accordingly, our financial operations.
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
We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We entered into a license agreement with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol Myers Squibb Company (“BMS”) pursuant to which we have licensed exclusive global rights to intellectual property and know-how related to FYARRO (the “BMS License”). We are required to use commercially reasonable efforts or diligent efforts to commercialize products based on the licensed rights and to pay certain royalties based off our net sales, certain sublicense fees and certain other fees. We may not meet these requirements, which could result in a loss or termination of any rights under such agreements. Any termination of these licenses will result in the loss of significant rights and will restrict our ability to commercialize FYARRO.
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
In addition, any future collaboration agreements we may enter into, are generally subject to termination by the counterparty on short notice upon the occurrence of certain circumstances without cause subject to a specified notice period. Accordingly, even if we believe that the development of product candidates is worth pursuing, our partners may choose not to continue with such development. If any of our collaborations are terminated, we may not receive additional milestones or royalties under those collaborations. In addition, we may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us. For example, in December 2020, we granted to EOC (as defined herein) exclusive rights to develop and commercialize FYARRO in the EOC Territory (as defined below). Under the EOC License Agreement (as defined herein), we received an upfront payment and were eligible to receive regulatory and sales-based milestone payments upon the occurrence of certain milestone events totaling $257 million, as well as tiered royalties based on annual net sales of FYARRO. In addition, EOC was responsible for development, regulatory submissions, and commercialization in China, Hong Kong, Macau and Taiwan (collectively, the “EOC Territory”). The EOC License Agreement was terminated effective June 27, 2022, and EOC initiated a Request for Arbitration with the International Chamber of Commerce's International Court of Arbitration against us on the same date. Under the EOC License Agreement, we relied on EOC for a substantial portion of the financial resources and for the development, regulatory, and commercialization activities for FYARRO in the EOC Territory. In addition, EOC's termination of the EOC License Agreement prior to completing development or commercialization of the FYARRO under the collaboration adversely impacts the potential approval and our revenue from the licensed product in the EOC Territory and we will not receive future revenues from the collaboration. It may be necessary for us to assume the responsibility at our own expense for the development of FYARRO in the EOC Territory or find another partner for the territory. In that event, we would likely need to seek additional funding and our potential to generate future revenues from FYARRO could be significantly reduced and our business could be materially and adversely harmed. See Notes 8 and 13 to the condensed and consolidated financial statements for more information about the EOC License Agreement, its termination and resulting arbitration.
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

As of March 31, 2023, we had 80 full-time employees, including 50 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under United States tax law. Our NOLs generated in tax years beginning before January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable United States federal tax law, and therefore could expire unused. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of our current year taxable income. It is uncertain if and to what extent various states will conform to the federal legislation. As of December 31, 2022, after consideration of the NOLs that have been estimated to expire unused under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), we had federal NOL carryforwards of approximately $167.5 million, $44.1 million of which will begin to expire in 2030 and the remaining $123.4 million do not expire. We also have state NOL carryforwards of approximately $72.0 million available as of December 31, 2022, which begin to expire in 2037.
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
Legislation or other changes in United States and international tax laws could increase our tax liability and adversely affect after-tax profitability. For example, beginning in 2022, the legislation commonly known as the Tax Cuts and Jobs Act of 2017, or the Tax Act, requires U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. Further, the United States recently enacted the Inflation Reduction Act, which implemented a number of changes, including a 1% excise tax on stock buybacks and an alternative minimum tax on adjusted financial statement income. Such enacted and other proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred tax assets in future periods.
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
As described in Note 13 (Commitments and contingencies) to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have been, are, and may in the future become, party to lawsuits and legal proceedings including, without limitation, actions and proceedings in the ordinary course of business relating to our collaboration partners, directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. In the Request for Arbitration, EOC claims that we breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing information to EOC. As a result, EOC is seeking monetary damages. The arbitration process is ongoing.
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
Our stock price is volatile.

The market price of our common stock could be subject to significant fluctuations. From the completion of the Merger on August 26, 2021 through March 31, 2023, the market price for our common stock ranged from a low of $6.85 to a high of $33.00 per share. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
•general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including turmoil in the global banking system, deteriorating market conditions due to investor concerns regarding inflation and hostilities between Russia and Ukraine;
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
Our directors and employees may sell our stock through 10b5-1 trading plans or in the market during open windows under our insider trading policy without such plans in place. Sales of our common stock by our officers, directors, holders of 5% or more of our capital stock and their respective affiliates, and employees could be perceived negatively by investors or cause downward pressure on our common stock and cause a reduction in the price of our common stock as a result. We have also registered shares of our common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance
Our principal stockholders and management own a significant percentage of our common stock and will be able to exert significant control over matters subject to stockholder approval.
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
In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”), as receiver, and on March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB's loans and certain other assets from the FDIC. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, and First-Citizens Bank & Trust Company has assumed our deposits from SVB, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures and continued instability in the global banking system may adversely impact our business and financial condition.
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
Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of March 31, 2023, we had cash, cash equivalents and short-term investments of $151.2 million, consisting of U.S government treasury bills, commercial paper, corporate debt securities, and government agency bonds. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
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

10.1+
Amendment No.1 to the Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, dated as of January 16, 2023, by and between Aadi Bioscience, Inc. and Fresenius Kabi, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-38560) filed with the SEC on March 29, 2023).

31*
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
*    Filed herewith.
**    The certification furnished in Exhibit 32 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
+    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AADI BIOSCIENCE, INC.

Date: May 10, 2023	By:	/s/ Scott Giacobello
Scott Giacobello
Interim Chief Executive Officer and President, and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)