Form 10-Q
period 2023-06-30
Aadi Bioscience, Inc.
filed 2023-08-09
CIK 1422142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, the registrant had 24,519,860 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
AADI BIOSCIENCE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$68,162	$39,019
Short-term investments	66,727	133,541
Accounts receivable, net	3,676	1,862
Inventory	3,457	1,861
Prepaid expenses and other current assets	2,901	3,746
Total current assets	144,923	180,029
Property and equipment, net	3,005	508
Operating lease right-of-use assets	1,349	1,522
Other assets	1,951	2,178
Total assets	$151,228	$184,237

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,898	$3,519
Accrued liabilities	9,685	14,922
Operating lease liabilities, current portion	413	394
Total current liabilities	12,996	18,835
Operating lease liabilities, net of current portion	1,056	1,267
Due to licensor (Note 8)	5,757	5,757
Total liabilities	19,809	25,859
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 24,519,860 and 24,435,007 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	367,853	361,689
Accumulated other comprehensive loss	(44)	(115)
Accumulated deficit	(236,392)	(203,198)
Total stockholders’ equity	131,419	158,378
Total liabilities and stockholders’ equity	$151,228	$184,237
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share data and earnings per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Product sales, net	$6,202	$3,437	$12,069	$5,744
Total revenue	6,202	3,437	12,069	5,744
Operating expenses
Selling, general and administrative	11,776	10,006	22,983	19,154
Research and development	13,315	7,726	24,271	14,519
Cost of goods sold	656	341	1,185	520
Impairment of acquired contract intangible asset	—	3,724	—	3,724
Total operating expenses	25,747	21,797	48,439	37,917
Loss from operations	(19,545)	(18,360)	(36,370)	(32,173)
Other income (expense)
Foreign exchange loss	(3)	—	(3)	—
Interest income	1,635	158	3,295	171
Interest expense	(58)	(58)	(116)	(115)
Total other income (expense), net	1,574	100	3,176	56
Loss before income tax expense	(17,971)	(18,260)	(33,194)	(32,117)
Income tax expense	—	(9)	—	(9)
Net loss	$(17,971)	$(18,269)	$(33,194)	$(32,126)
Other comprehensive loss:
Change in unrealized loss on short-term investments	(12)	—	71	—
Comprehensive loss	$(17,983)	$(18,269)	$(33,123)	$(32,126)
Net loss per share, basic and diluted	$(0.67)	$(0.87)	$(1.23)	$(1.53)
Weighted average number of common shares outstanding, basic and diluted	26,879,089	20,970,459	26,878,672	20,942,804
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, including share amounts)
(Unaudited)

	For the Three and Six Months Ended June 30, 2023
	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2022	24,435	$2	$361,689	$(115)	$(203,198)	$158,378
Share-based compensation expense	—	—	2,740	—	—	2,740
Issuance of common stock upon exercise of stock options	2	—	8	—	—	8
Change in unrealized gain (loss) on investments, net of tax	—	—	—	83	—	83
Net loss	—	—	—	—	(15,223)	(15,223)
Balance at March 31, 2023	24,437	$2	$364,437	$(32)	$(218,421)	$145,986
Share-based compensation expense	—	—	3,054	—	—	3,054
Issuance of common stock upon exercise of stock options	34	—	68	—	—	68
Issuance of shares under the employee stock purchase plan	49	—	294	—	—	294
Change in unrealized gain (loss) on investments, net of tax	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(17,971)	(17,971)
Balance at June 30, 2023	24,520	$2	$367,853	$(44)	$(236,392)	$131,419

	For the Three and Six Months Ended June 30, 2022
	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2021	20,895	$2	$279,089	$—	$(142,685)	$136,406
Share-based compensation expense	—	—	1,781	—	—	1,781
Issuance of common stock upon exercise of warrants	7	—	54	—	—	54
Issuance of common stock upon exercise of stock options	40	—	244	—	—	244
Net loss	—	—	—	—	(13,857)	(13,857)
Balance at March 31, 2022	20,942	$2	$281,168	$—	$(156,542)	$124,628
Share-based compensation expense	—	—	2,235	—	—	2,235
Issuance of common stock upon exercise of stock options	75		136	—	—	136
Net loss	—	—	—	—	(18,269)	(18,269)
Balance at June 30, 2022	21,017	$2	$283,539	$—	$(174,811)	$108,730
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(33,194)	$(32,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of acquired contract intangible asset	—	3,724
Share-based compensation expense	5,794	4,016
Amortization of premiums and discounts on short-term investments, net	(2,062)	—
Non-cash interest expense	58	115
Non-cash lease expense	231	157
Depreciation and amortization expense	81	101
Changes in operating assets and liabilities:
Accounts receivable	(1,814)	(2,063)
Inventory	(1,362)	(727)
Prepaid expenses and other current assets	845	(524)
Other non-current assets	275	284
Operating lease liabilities	(250)	(90)
Accounts payable and accrued liabilities	(6,670)	(3,111)
Other liabilities	—	109
Net cash used in operating activities	(38,068)	(30,135)
Cash flows from investing activities:
Purchases of property and equipment	(2,058)	(264)
Purchase of short-term investments	(23,052)	—
Maturity of short-term investments	92,000	—
Net cash provided by (used in) investing activities	66,890	(264)
Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	76	380
Proceeds from issuance of common stock under employee stock purchase plan	294	—
Issuance of common stock upon exercise of warrants	—	54
Deferred offering costs paid for financing	(49)	(223)
Net cash provided by financing activities	321	211
Net increase (decrease) in cash, cash equivalents and restricted cash	29,143	(30,188)
Cash, cash equivalents and restricted cash, beginning of year	39,083	148,989
Cash, cash equivalents and restricted cash, end of period	$68,226	$118,801

Supplemental disclosure of cash flow information:
Interest paid during the period	$115	$115
Taxes paid during the period	$—	$9
Supplemental disclosure of non-cash activities:
Deferred transaction costs included in accounts payable and accrued liabilities	$—	$75
Accrued property and equipment	$519	$51
Operating lease liability arising from obtaining right-of-use asset	$—	$1,210
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
The Company has experienced net losses since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $236.4 million as of June 30, 2023. For the three months ended June 30, 2023 and 2022, the Company had a net loss of $18.0 million and $18.3 million, respectively. For the six months ended June 30, 2023 and 2022, the Company had a net loss of $33.2 million and $32.1 million, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital through the issuance of convertible promissory notes, grant funding, the sale of securities, and proceeds from license agreements.
The Company had cash, cash equivalents and short-term investments of $134.9 million at June 30, 2023. Management believes the Company’s current cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report. If the Company is unable to achieve and maintain profitability, it will need additional financing to support its continuing operations and pursue its strategic objectives. Additional financing may be achieved through a combination of equity offerings and debt financings. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.
On March 17, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen as its sales agent for an at-the-marketing-offering. Any sales under the Sales Agreement may result in dilution to existing shareholders. As of June 30, 2023, no shares of common stock had been sold under this Sales Agreement.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. In the opinion of management, all adjustments that are considered necessary for fair presentation have been included. The most significant estimates in the Company’s condensed consolidated financial statements relate to gross-to-net accruals, share-based compensation expense and accrued research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.
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
Customer Concentration
For the three months ended June 30, 2023 and 2022, two customers represented 55% and 45%, and 47% and 50% of the Company's revenue, respectively.
For the six months ended June 30, 2023 and 2022, two customers represented 53% and 46%, and 47% and 51% of the Company’s revenue, respectively.
Additionally, two customers accounted for 78% and 22% of net accounts receivable as of June 30, 2023.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid marketable securities purchased with original maturities of three months or less at the time of purchase date to be cash equivalents. As of June 30, 2023 and December 31, 2022, cash and cash equivalents including money market investments totaled $67.0 million and $32.0 million, respectively. Restricted cash consists of a letter of credit secured by restricted cash in connection with one of the Company's office leases described in Note 7, and is included in other assets on the condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$68,162	$39,019
Restricted cash, non-current	64	64
Total cash, cash equivalents and restricted cash	$68,226	$39,083
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
Accounts Receivable, Net
Accounts receivable are recorded net of customer allowances for chargebacks and allowance for credit losses. Allowance for chargebacks is based on contractual terms. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances and credit loss. Receivables are recorded to an allowance for credit loss when it is probable that amounts will not be collected based on terms of the customer contracts. As of June 30, 2023 and December 31, 2022, recorded customer allowances for chargebacks were $1.2 million and $0.1 million, respectively. There were no allowances for credit losses and no receivables were written off for the periods ended June 30, 2023 and December 31, 2022, respectively.
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
Details of inventory are presented as follows (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$2,453	$944
Work in process	—	—
Finished goods	1,004	917
Total	$3,457	$1,861
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
Details of property and equipment are presented as follows (in thousands):

	June 30, 2023	December 31, 2022
Computers and software	$405	$338
Construction in process	2,589	77
Furniture and fixtures	65	65
Leasehold improvements	129	129
Total	$3,188	$609
Accumulated depreciation	(183)	(101)
Property and equipment, net	$3,005	$508
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
Commitments and Contingencies
The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of June 30, 2023 and December 31, 2022.
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
The total amount deducted from gross product sales for the allowances described above for the three months ended June 30, 2023, and 2022, was $1.1 million and $0.6 million, respectively, and for the six months ended June 30, 2023 and 2022 was $2.1 million and $1.0 million, respectively.
The following table sets forth the changes in the accrued revenue allowances (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at Beginning of Period	$1,916	$407	$1,434	$—
Provision for Current Period Sales	1,094	607	2,130	1,014
Payments	(1,083)	(189)	(1,637)	(189)
Balance at June 30, 2023	$1,927	$825	$1,927	$825
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
Employee Stock Purchase Plan
Stock-based compensation expense for employee stock purchases under the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”) is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as an expense on a straight-line basis over the applicable six-month 2021 ESPP offering period.
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
Net Loss per Share
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Basic and diluted weighted average shares of common stock outstanding for the three and six months ended June 30, 2023, includes the weighted average effect of 2,426,493 Pre-Funded Warrants (as defined below), which were issued in September 2022, for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.0001 per share.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive (in thousands):

	Six Months Ended June 30,
	2023	2022
Options to purchase common stock	4,085	2,737
Warrants to purchase common stock	29	29
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
3. Fair Value Measurement
The following table sets forth the recurring fair value of the Company’s financial assets and liabilities, allocated into the Level 1, Level 2 and Level 3 hierarchy that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$66,999	$—	$—	$66,999
U.S. government treasury bills	25,338	—	—	25,338
Commercial paper	—	21,356	—	21,356
Corporate bonds	—	4,313	—	4,313
Government agency	—	15,720	—	15,720
Total financial assets	$92,337	$41,389	$—	$133,726

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$32,035	$—	$—	$32,035
U.S. government treasury bills	70,708	—	—	70,708
Commercial paper	—	53,296	—	53,296
Corporate bonds	—	4,250	—	4,250
Government agency	—	5,287	—	5,287
Total financial assets	$102,743	$62,833	$—	$165,576
(1)Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
As of June 30, 2023, net unrealized loss on investments was $44,000. All marketable securities had a contractual maturity of less than one year as of June 30, 2023.

4. Short-Term Investments and Cash Equivalents
The following table summarizes the Company's short-term investments (in thousands):

		As of June 30, 2023
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$66,999	$—	$—	$66,999
U.S. government treasury bills	Less than 1	25,364	—	(26)	25,338
Commercial paper	Less than 1	21,356	—	—	21,356
Corporate bonds	Less than 1	4,317	—	(4)	4,313
Government agency	Less than 1	15,734	—	(14)	15,720
Total		$133,770	$—	$(44)	$133,726

		As of December 31, 2022
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$32,035	$—	$—	$32,035
U.S. government treasury bills	Less than 1	70,812	4	(108)	70,708
Commercial paper	Less than 1	53,296	—	—	53,296
Corporate bonds	Less than 1	4,276	—	(26)	4,250
Government agency	Less than 1	5,272	15	—	5,287
Total		$165,691	$19	$(134)	$165,576
5. Intangible Asset
On August 26, 2021, the Company closed its reverse merger pursuant to which the Company’s wholly-owned subsidiary merged with and into Aadi Subsidiary, Inc. (formerly Aadi Bioscience, Inc.) (“Private Aadi”), with Private Aadi surviving as a wholly owned subsidiary of the Company (the “Merger”). The Company recorded a long-lived contract intangible asset as a result of the Merger, related to the license agreement, dated June 24, 2018, with Gossamer Bio, Inc. (“Gossamer”), as amended (the “Gossamer License Agreement”), which was assumed in the Merger. In accordance with GAAP, for asset acquisitions, the excess purchase price over the fair value of the acquired assets and liabilities was ascribed to the acquired contract intangible asset. Due to the significant excess purchase price being allocated over the fair value of the acquired contract intangible asset, the Company determined that an indicator of impairment was present. The contract intangible asset was assessed for recoverability using an undiscounted cash flow model, which resulted in undiscounted cash flows below the carrying amount. At the effective time of the Merger, the Company recognized an impairment of $74.2 million to bring the carrying amount of the contract intangible asset down to its estimated fair value of $3.9 million. The fair value estimate of the intangible asset related to contingent cash flows expected from the out-licensing arrangement, of which 90% of any future net cash proceeds will be remitted to each holder of common stock of the Company’s predecessor, Aerpio, as of immediately prior to the closing of the Merger and paid through the contingent value rights (“CVRs”) pursuant to a Contingent Value Rights Agreement, dated as of August 26, 2021 (the “CVR Agreement”). The useful life of the intangible asset was estimated to be approximately 14.3 years.
On April 25, 2022, the Company received a formal notice of termination from Gossamer for the Gossamer License Agreement, relating to Gossamer’s GB004 product candidate, a legacy product candidate of Aerpio, after Gossamer announced that its Phase 2 SHIFT-UC clinical trial studying GB004 in patients with mild-to-moderate active ulcerative colitis did not meet the primary or secondary endpoints at week 12 and the study was being terminated for lack of treatment benefit. The Gossamer License Agreement terminated effective July 24, 2022. Based on the termination of the Gossamer License Agreement, the Company fully impaired the intangible asset, $3.7 million, of which the Gossamer License Agreement is the underlying asset, during the year ended December 31, 2022.
There was no amortization expense for the three and six months ended June 30, 2023. Amortization expense was $19,000 and $87,000 for the three and six months ended June 30, 2022.

The following table shows the amortization expense and impairment of the finite lived intangible asset for the six months ended June 30, 2022 (in thousands):

June 30, 2022
Intangible asset, December 31, 2021	$3,811
Less amortization	(87)
Impairment of contract intangible	(3,724)
Intangible asset, net	$—
6. Accrued Liabilities
Details of accrued liabilities are presented as follows (in thousands):

	June 30, 2023	December 31, 2022
Accrued professional fees	$1,942	$1,814
Accrued salaries and payroll	1,428	1,299
Accrued bonus	2,781	5,463
Accrued clinical	669	2,399
Accrued contract manufacturing	1,501	405
Advanced customer payments	—	1,571
Accrued other - sales related	745	1,435
Accrued other	619	536
Total accrued liabilities	$9,685	$14,922
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
The following table summarizes information related to the Company’s lease (in thousands):

	June 30, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$1,349	$1,522

Liabilities:
Operating lease liabilities, current	$413	$394
Operating lease liabilities, non-current	1,056	1,267
Total operating lease liabilities	$1,469	$1,661

Rent expense for the three and six months ended June 30, 2023 and 2022 is presented on the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating leases rent expense	$115	$107	$231	$157
Cash paid for leases and included in operating cash flows for the six months ended June 30, 2023 and 2022 is presented on the following table (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid included in operating cash flows	$250	$90
The future minimum lease payments required under the operating lease as of June 30, 2023, are summarized below (in thousands):

Future Minimum Lease Payments:
2023	$252
2024	512
2025	320
2026	231
2027	280
Thereafter	109
Total minimum lease payments	$1,704
Less: amount representing interest	(235)
Present value of operating lease liabilities	$1,469
Less: operating lease liabilities, current	(413)
Operating lease liabilities, non-current	$1,056
Remaining lease term (in years)	4.13
Incremental borrowing rate	7.49%
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
Under the terms of the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. During the three months ended June 30, 2023 and 2022, royalties on net product sales were $0.5 million and $0.2 million, respectively. During the six months ended June 30, 2023 and 2022, royalties on net product sales were $0.9 million and $0.4 million, respectively. No payments related to development milestones were paid during the three and six months ended June 30, 2023 or 2022.
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
The Company assessed the EOC License Agreement and concluded that EOC was a customer and identified the license of ABI-009 provided to EOC as the sole performance obligation. The $14.0 million upfront payment received from EOC is non-refundable and non-creditable and is considered fixed consideration. The Company recognized revenue of $14.0 million in December 2020 when the EOC License Agreement was signed, and the $14.0 million upfront payment was received in January 2021.
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
9. Stockholders’ Equity (Deficit)
Preferred Stock
As of June 30, 2023 and December 31, 2022, under the Company’s certificate of incorporation, as amended and restated, the Company has 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital with no shares outstanding.
Common Stock and Pre-Funded Warrants
As of June 30, 2023 and December 31, 2022, the Company had 300,000,000 shares of authorized common stock, par value of $0.0001 per share under the Company's certificate of incorporation, as amended and restated. As of June 30, 2023 and December 31, 2022, the shares of common stock outstanding were 24,519,860 and 24,435,007, respectively.
In March 2022, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company LLC (“Cowen”), with respect to an “at the market offering” program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $75.0 million through Cowen as its sales agent. The Company will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of June 30, 2023, no shares of common stock had been sold pursuant to the Sales Agreement.
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
On September 22, 2022, the Company and the 2022 PIPE Investors entered into a Registration Rights Agreement (the “2022 PIPE Registration Rights Agreement”) providing for the registration for resale of the securities sold under the Purchase Agreement, including the shares issuable upon the exercise of the Pre-Funded Warrants, that are not then registered on an effective registration statement, pursuant to a registration statement filed with the SEC. The Pre-Funded Warrants meet the criteria to be classified within stockholders’ equity. As of June 30, 2023, all Pre-Funded Warrants are still outstanding.
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
Voting
The holders of common stock are entitled to one vote at all meetings of stockholders for each share of common stock held by such stockholder as of the record date.
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

The number of shares available for issuance under the 2021 Plan will include an annual increase, or the evergreen feature, on the first day of each of the Company’s fiscal years, beginning with the Company’s fiscal year 2022, equal to the least of:
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
As of June 30, 2023, 262,454, 99,025 and 3,723,886 shares were outstanding under the Private Aadi Plan, 2017 Plan and 2021 Plan, respectively. As of June 30, 2023, no shares were outstanding under the 2011 Plan.
The following table summarizes the stock option activity during the six months ended June 30, 2023:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2023	2,990,423	$19.28	8.59	$2,849
Granted	1,680,709	9.01
Exercised	(35,633)	2.12
Expired/cancelled	(550,133)	21.04
Outstanding as of June 30, 2023	4,085,366	$15.50	8.66	$960
Options exercisable as of June 30, 2023	1,131,691	$17.40	7.31	$895
Vested and expected to vest as of June 30, 2023	4,085,366	$15.50	8.66	$960

As of June 30, 2023, the aggregate intrinsic value of options outstanding was $1.0 million. For the six months ended June 30, 2023, and 2022, the weighted-average grant-date fair value of options granted was $6.07 and $12.08 per share, respectively.
As of June 30, 2023, there was $25.7 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.6 years.
The total intrinsic value of the options exercised during the three months ended June 30, 2023, and 2022, was $0.2 million and $1.0 million, respectively. The total intrinsic value of the options exercised during the six months ended June 30, 2023 and 2022 was $0.2 million and $1.5 million, respectively.
As of June 30, 2023, and December 31, 2022, 700,584 and 853,760 shares were reserved for issuance under the 2021 Plan, respectively.
Compensation Expense Summary
The Company recognized the following compensation cost related to employee and non-employee share-based compensation activity for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selling, general and administrative	$1,846	$1,551	$3,486	$2,652
Research and development	1,208	684	2,308	1,364
Total	$3,054	$2,235	$5,794	$4,016

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for share-based awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock.
The calculation was based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average grant date fair value (per share)	$6.07	$12.08	$7.95	$12.08
Risk-free interest rate	3.47% - 3.85%	2.53% - 3.38%	3.42% - 4.17%	1.46% - 3.38%
Expected volatility	91.54% - 99.29%	85.91% - 87.06%	89.94% - 99.29%	85.91% - 87.06%
Expected term (in years)	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08
Expected dividend yield	—	—	—	—
Merger Warrants to Purchase Common Stock
The Company had warrants outstanding for the purchase of 29,167 shares of the Company’s common stock at both June 30, 2023, and December 31, 2022. These warrants were assumed in the Merger and were issued by Aerpio in October 2019, for the purchase of 40,000 shares (after taking into account the reverse stock split of the Company’s common stock at a ratio of 15:1 effected on August 26, 2021 immediately prior to the closing of the Merger (the "Reverse Stock Split")) of the Company’s common stock at an exercise price of $7.29 per share (after taking into account the Reverse Stock Split). These warrants were fully vested as of the date of the Merger and expire on October 24, 2024. No warrants were exercised during the six months ended June 30, 2023. At the grant date, the fair value of these awards was determined using a Black-Scholes option pricing model.
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
An aggregate of 519,563 shares of common stock was initially reserved for issuance under the 2021 ESPP. The number of shares of common stock available for issuance under the 2021 ESPP is increased on the first day of each fiscal year beginning with the 2022 fiscal year in an amount equal to the least of (i) 310,617 shares of common stock, (ii) one percent (1%) of the outstanding shares of all classes of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount to be determined by the board of directors or its designated committee no later than the last day of the immediately preceding fiscal year. On January 1, 2023, 244,350 shares of common stock were added to the 2021 ESPP. Shares of common stock issuable under the 2021 ESPP will be authorized, but unissued, or reacquired shares of common stock. If the Company’s capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the 2021 ESPP will be appropriately adjusted. The Company opened enrollment into the ESPP in May 2022.
The Company uses the Black-Scholes model to determine the estimated fair value for purchases under the 2021 ESPP. Black-Scholes models require the input of various assumptions, including the expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock.

The calculation was based on the following assumptions:

	Three and Six Months Ended June 30, 2023	Three and Six Months Ended June 30, 2022
Strike price (per share)	$5.98 - $11.40	$11.66
Risk-free interest rate	4.40% - 5.24%	1.54%
Expected volatility	105.68% - 176.11%	92.59%
Expected term (in years)	0.5	0.5
Expected dividend yield	—	—
As of June 30, 2023, and December 31, 2022, 687,491 and 492,361 shares of common stock were available for issuance under the 2021 ESPP, respectively. The Company had an outstanding liability of $50,000 and $0.1 million as of June 30, 2023, and December 31, 2022, respectively, which will be recognized over six months. For the six months ended June 30, 2023 and December 31, 2022, 49,220 and 27,202 shares were issued under the 2021 ESPP, respectively.
12. Income Taxes
The Company recorded no income tax expense for the three and six months ended June 30, 2023 and $9,000 for the three and six months ended June 30, 2022. The Company continues to maintain a full valuation allowance.
13. Commitments and Contingencies
Litigation
From time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against the Company. In the Request for Arbitration, EOC claims that the Company breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing information to EOC. As a result, EOC is seeking monetary damages. The arbitration process is ongoing. The Company intends to defend itself vigorously in this matter and pursue all relief to which the Company is entitled. The Company is unable to estimate the possible loss or range of loss, therefore no amounts have been accrued as of June 30, 2023. See Note 8 for more information about the EOC License Agreement and its termination.
Purchase Commitments
The Company has ongoing contracts with vendors for clinical trials and contract manufacturing. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of $2.2 million and $2.8 million for expenditures incurred by clinical and contract manufacturing vendors as of June 30, 2023, and December 31, 2022, respectively.
At June 30, 2023, the Company was party to a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as amended effective as of August 1, 2022 (the "Fresenius Agreement"), with Fresenius Kabi that contains specific activities including non-cancellable commitments, minimum purchase commitments, and binding annual forecasts. As of June 30, 2023, there were non-cancellable purchase commitments under the Fresenius Agreement related to the purchase of inventory for $2.1 million to be paid in 2023.
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
For the three and six months ended June 30, 2023, the Company incurred $0.2 million and $0.5 million in expenses related to the Mirati collaboration.

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
•our financial performance;
•the legal proceedings related to the termination of the EOC License Agreement;
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
Throughout this document we refer to FYARRO (nab-sirolimus, sirolimus protein-bound particles for injectable suspension (albumin-bound)) as FYARRO in the context of commercialization for the treatment of advanced malignant perivascular epithelioid cell tumor (PEComa), investigational use, our clinical trials, regulatory matters such as orphan drug designation, our license agreement with Bristol Myers Squibb Company and collaboration agreement with Mirati Therapeutics, Inc., all further discussed throughout this document.

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
In November 2021, the U.S. Food and Drug Administration (the “FDA”) approved FYARRO sirolimus protein-bound particles for injectable suspension (albumin-bound) for the treatment of adult patients with locally advanced unresectable or metastatic malignant perivascular epithelioid cell tumor (“PEComa”). On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net product sales of $6.2 million and $12.1 million for the three and six months ended June 30, 2023, respectively. See “Results of Consolidated Operations” for further discussion of our results.
In addition to advanced malignant PEComa, based on exploratory data from our completed Phase 2 registrational study, Advanced Malignant PEComa Trial (“AMPECT”), and our expanded access program for FYARRO, we have initiated a registration-directed tumor-agnostic Phase 2 study (“PRECISION1”) of FYARRO in patients with malignant solid tumors with alterations of the Tuberous Sclerosis Complex 1 and 2 (“TSC1 & TSC2”) genes. We have completed a Type B meeting with the FDA in which we discussed the trial design and the PRECISION1 trial was opened for enrollment in the United States during the first quarter of 2022, with dosing of our first patient in March 2022. Based on initial information from the PRECISION1 trial, enrollment is well-balanced, the trial is accruing relatively evenly between the TSC1 and TSC2 arms, and more than 15 discrete tumor types have been enrolled. A pre-planned interim analysis on 40 patients with appropriate follow-up is expected before the end of 2023.
Recent Developments
•New Clinical Indications. On August 9, 2023, we announced the expansion of our FYARRO pipeline through the further investigation of mTOR pathway inhibition in endometrial cancer and neuroendocrine tumors (NETs). As part of our continued evaluation of potential new clinical programs for FYARRO, either as a single agent or in combination with other targeted therapies, we selected these new clinical indications based on preclinical data supporting these programs, which we believe are promising, and the prospect of providing enhanced therapeutic benefit in these indications with meaningful patient populations and high unmet needs.

In the fourth quarter of 2023, we expect to initiate a Phase 2 open-label, multi-institutional study to evaluate the efficacy and safety of the combination of FYARRO with letrozole for the treatment of advanced or recurrent endometrioid-type endometrial cancer (EEC) and a Phase 2 multicenter, open-label, single-arm trial to evaluate adult patients with functional or non-functional, well-differentiated, locally advanced unresectable or metastatic NETs of the GI tract, lung, or pancreas who have received no more than two prior lines of therapy.
•First Patient Dosing Under Mirati Collaboration. In October 2022, we entered into a collaboration and supply agreement with Mirati Therapeutics, Inc. (“Mirati”) to evaluate the combination of Mirati’s adagrasib, a KRASG12C selective inhibitor, and FYARRO in KRASG12C mutant non-small cell lung cancer (NSCLC) and other solid tumors. In August 2023, we announced that the first patient dosing occurred in the Phase 1/2 trial. See "Mirati Collaboration" below for more information about the Mirati Collaboration.
BMS License Agreement
We have exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to ABI-009 (which we refer to as FYARRO) pursuant to an amended and restated license agreement, dated November 15, 2019, as amended August 31, 2021 (the “BMS License Agreement”) with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol Myers Squibb Company ("BMS"). Under the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. During the three months ended June 30, 2023 and 2022, royalties on net product sales were $0.5 million and $0.2 million, respectively under the terms of this agreement. During the six months ended June 30, 2023 and 2022, royalties on net product sales were $0.9 million and $0.4 million, respectively under the terms of this agreement. No development payments related to milestones under this agreement were paid during the three and six months ended June 30, 2023. See Note 8 to the condensed consolidated financial statements for more information about the BMS License Agreement.
Under the terms of the August 2021 amendment to the BMS License Agreement, we paid BMS $5.8 million, representing 50% of the previously outstanding payment obligation under the agreement, following the effective time of our 2021 private investment in public equity (PIPE) Financing ("2021 PIPE Financing") that occurred in connection with the closing of the reverse merger of Aerpio Pharmaceuticals, Inc. whereby Aspen Merger Subsidiary, Inc., our wholly-owned subsidiary (“Merger Sub”), merged with and into Aadi Subsidiary, Inc. (formerly known as Aadi Bioscience, Inc. (“Private Aadi”)), with Private Aadi surviving as our wholly-owned subsidiary (the “Merger”). Pursuant to the terms of the amendment, the remaining portion of the previously outstanding payment obligation ($5.8 million), which is recorded on our condensed consolidated balance sheets as due to licensor, is due on the third anniversary of the effective time of such 2021 PIPE Financing (i.e., August 26, 2024), plus any accrued and unpaid interest due thereon.
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
On June 27, 2022, we received written notice from EOC that EOC has elected to terminate the EOC License Agreement, effective immediately. On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. The arbitration process is ongoing. We intend to defend ourselves vigorously in this matter and pursue all relief to which we are entitled. We are unable to estimate the possible loss or range of loss, therefore no amounts have been accrued as of June 30, 2023. See Notes 8 and 13 to the condensed consolidated financial statements for more information about the EOC License Agreement, its termination and pending arbitration.
Mirati Collaboration
In October 2022, we entered into a collaboration and supply agreement with Mirati to evaluate the combination of Mirati’s adagrasib, a KRASG12C selective inhibitor, and FYARRO in KRASG12C mutant non-small cell lung cancer (NSCLC) and other solid tumors. Under the terms of the agreement, Mirati will be responsible for sponsoring and operating the Phase 1/2 study and we will supply study drug and jointly share the cost of the study.
The primary objective of this multi-center, single-arm, open-label Phase 1/2 trial is to determine the optimal dose and recommended Phase 2 dose for the combination of adagrasib and FYARRO in patients with KRASG12C-mutant solid tumors. In addition, the study will investigate the safety, tolerability and efficacy of adagrasib and FYARRO in combination in patients both with and without prior exposure to a KRASG12C inhibitor. The trial will build on preclinical data showing enhanced anti-tumor efficacy with the combination of adagrasib and FYARRO relative to either agent alone. In August 2023, we announced that the first patient dosing occurred in the Phase 1/2 trial.
Impact of Negative Global or National Events
Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including the recent turmoil in the global banking system, public health epidemics, such as the COVID-19 pandemic, extreme weather conditions, increased economic uncertainty, inflation, rising interest rates, and geopolitical instability, including the conflicts in Eastern Europe and in other countries. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances. For example, as the COVID-19 pandemic developed, we took numerous steps to help ensure the health and safety of our employees. While we have resumed normal operations, any resurgence of the COVID-19 pandemic may cause us to reinstitute certain measures to protect employee safety, including staggered work hours or reduced in-person staffing, that could result in additional disruption and/or delays in our ability to conduct development activities.
We have been and continue to actively monitor our supply chain in light of these challenging global and national events and circumstances, including our third-party materials suppliers. We experienced some supply disruptions due to the COVID-19 pandemic, including closures at certain chip manufacturers, which led to extended lead times for FYARRO and diversion of certain lab materials needed to support COVID-19 relief efforts. While certain of these disruptions have been resolved since the start of the COVID-19 pandemic, we are continuing to monitor our supply chain and contingency planning is ongoing with our partners to reduce the possibility of an interruption to our development activities or the availability of necessary materials.
The ultimate impact of these global and national events and circumstances, either individually or in aggregate, is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to mitigate potentially negative impacts to our business. For example, during the COVID-19 pandemic, our clinical trials have been, and may continue to be, affected by the closure of offices, lack of resources or closure of borders, among other measures being put in place around the world and we made certain modifications to employee travel, with masking and vaccination requirements in our offices, and with our employees working remotely fully or intermittently. Any inability to travel and conduct face-to-face meetings, as well as constraints surrounding hospital infrastructure and staff, can also make it more difficult to enroll and maintain patients in ongoing or planned clinical trials. We will continue to actively monitor the rapidly evolving situation related to these global and national events, and may take further actions to mitigate potential negative impacts to our business, and that may alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which these global or national events and circumstances may affect our future business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain. We will continue to evaluate the impact that these events could have on our operations, financial position, results of operations and cash flows in the remainder of fiscal year 2023.
Key Trends and Factors Affecting Comparability Between Periods
•Commercial sale of FYARRO was launched on February 22, 2022, for the treatment of patients with advanced malignant PEComa. We recorded net product sales of $6.2 million and $12.1 million during the three and six months ended June 30, 2023, respectively.
•We have built a cross-functional commercial team consisting of marketing, market access and commercial operations and will continue to strategically build our sales and our commercial infrastructure with capabilities designed to scale when necessary to support future commercial launches. Expenses related to our commercialization of FYARRO, including personnel expenses, sales support, and marketing are included in selling, general and administrative expenses for the three and six months ended June 30, 2023. We expect these expenses will continue to increase, as compared to prior periods, with the ongoing commercialization of FYARRO and preparation for potential future launches.
•We continue to build out our research and development team and we expect our research and development costs will increase in 2023, as compared to 2022, as a result of significant expenses related to the PRECISION1 trial which was open to enrollment during the year ended December 31, 2022, with the first patient dosed in March 2022. We also expect our research and development costs to increase in 2023 and in future periods, as compared to 2022, based on anticipated expenses related to the two new clinical programs for FYARRO described under "Recent Developments - New Clinical Indications" above.
•As a public company our expenses have increased from when we were a privately held company, including (i) costs to comply with the rules and regulations of the SEC and those of the Nasdaq Capital Market (“Nasdaq”), (ii) legal, accounting and other professional services, (iii) insurance, (iv) investor relations activities, and (v) other administrative and professional services.
Liquidity and Capital Resources
As of June 30, 2023, we had $134.9 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2025. We have incurred net losses in each year since inception and as of June 30, 2023, we had an accumulated deficit of $236.4 million. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, and costs associated with the Merger. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials and identifying and designing product candidates, the regulatory approval process for FYARRO outside the United States and in additional indications and any other product candidates we may develop in the future and the commercial launch of FYARRO.
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
•Co-Payment Assistance: We offer co-payment assistance to commercially insured patients meeting certain eligibility requirements. Co-payment assistance is accrued at the time of product sale to the SDs and SP based on estimated patient participation and average co-pay benefit to be paid per a claim. Our estimated amounts are compared to actual program participation and co-pay amounts paid using data provided by third-party administrators. If actual amounts differ from the original estimates the assumptions being applied are updated and adjustment for prior period accruals will be adjusted in the current period.
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

Impairment of Acquired Contract Intangible Asset
Impairment of acquired contract intangible asset relates to a write down of the acquired contract intangible asset to fair value. During the three and six months ended June 30, 2022, we recognized an impairment of $3.7 million to fully impair the contract intangible asset based on Gossamer's termination of the license agreement, dated June 24, 2018, with Gossamer Bio, Inc. (“Gossamer”), as amended (the “Gossamer License Agreement”) as a result of Gossamer not meeting its primary or secondary endpoint in the UC-SHIFT clinical trial.
Other Income (Expense), Net
Other income, net consists of the change in fair value of convertible promissory notes and interest expense related to such notes. These expenses are partially offset by interest income earned on cash, cash equivalents and short-term investments, and gain on extinguishment of debt.
Income Tax Expense
During the three and six months ended June 30, 2023, we recognized no income tax expense on the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2022, we recognized $9,000 of income tax expense on the condensed consolidated statements of operations and comprehensive loss. Since our formation in 2011, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items.
Results of Operations:
The following table presents the results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Product sales, net	$6,202	$3,437	$12,069	$5,744
Total revenue	6,202	3,437	12,069	5,744
Operating expenses
Selling, general and administrative	11,776	10,006	22,983	19,154
Research and development	13,315	7,726	24,271	14,519
Cost of goods sold	656	341	1,185	520
Impairment of acquired contract intangible asset	—	3,724	—	3,724
Total operating expenses	25,747	21,797	48,439	37,917
Loss from operations	(19,545)	(18,360)	(36,370)	(32,173)
Other income (expense), net	1,574	100	3,176	56
Loss before income tax expense	(17,971)	(18,260)	(33,194)	(32,117)
Income tax expense	—	(9)	—	(9)
Net loss	$(17,971)	$(18,269)	$(33,194)	$(32,126)
Comparison of the Six Months Ended June 30, 2023 and 2022
Product Sales, Net
Our product sales, net consist of sales of FYARRO since its launch in the United States on February 22, 2022. Product sales, net for the three and six months ended June 30, 2023 were $6.2 million and $12.1 million, respectively. For the three and six months ended June 30, 2022, product sales, net were $3.4 million and $5.7 million, respectively.
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2023 and 2022 were $11.8 million and $10.0 million, respectively. The $1.8 million increase was primarily driven by $0.4 million of personnel expenses related to increased headcount, incentive bonuses and share-based compensation, $0.5 million of marketing expense, and $1.6 million of legal and other related expenses, offset by a decrease of $0.7 million of consulting expenses and insurance.

Selling, general and administrative expenses for the six months ended June 30, 2023 and 2022 were $23.0 million and $19.2 million, respectively. The $3.8 million increase was driven by $2.0 million of personnel expenses related to increased headcount, incentive bonuses and share-based compensation, $0.8 million of marketing expense, and $2.3 million of legal, marketing, and other related expenses, offset by a decrease of $1.3 million of consulting expenses and insurance.
Research and Development Expenses
The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Personnel expenses	$6,616	$4,727	$12,434	$8,284
Consultants	1,153	1,387	2,530	2,533
External clinical development	3,703	1,308	6,464	3,074
Clinical drug product manufacturing	1,751	223	2,504	510
Other expenses	92	81	339	118
Total research and development expenses	$13,315	$7,726	$24,271	$14,519
Research and development expenses for the three months ended June 30, 2023 and 2022 were $13.3 million and $7.7 million, respectively. The $5.6 million increase was primarily driven by a $1.7 million increase in headcount, consultants, and other expenses, $2.4 million of clinical development expenses related to the PRECISION1 trial, and $1.5 million in clinical drug product manufacturing.
Research and development expenses for the six months ended June 30, 2023 and 2022 were $24.3 million and $14.5 million, respectively. The $9.8 million increase was primarily driven by a $4.4 million increase in headcount, consultants, and other expenses, $3.4 million of clinical development expenses related to the PRECISION1 trial, and $2.0 million in clinical drug product manufacturing.
Cost of Goods Sold
Cost of goods sold for the three months ended June 30, 2023 and 2022 was $0.7 million and $0.3 million, respectively. Cost of goods sold for the six months ended June 30, 2023 and 2022 was $1.2 million and $0.5 million, respectively. The increase of cost goods sold is primarily driven by royalties incurred on product sold.
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
Other Income (Expense), Net
Other income, net for the three months ended June 30, 2023 was $1.6 million, compared to other income, net of $0.1 million for the three months ended June 30, 2022. The change was primarily driven by higher interest rates on short-term investments held during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.
Other income, net for the six months ended June 30, 2023 was $3.2 million, compared to other income, net of $0.1 million for the six months ended June 30, 2022. The change was primarily driven by higher interest rates on short-term investments held during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Liquidity and Capital Resources
Overview
As of June 30, 2023 we had $134.9 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2025.
We have incurred net losses in each year since inception and as of June 30, 2023, we had an accumulated deficit of $236.4 million. Our net losses were $18.0 million and $18.3 million for the three months ended June 30, 2023 and 2022, respectively, and $33.2 million and $32.1 million for the six months ended June 30, 2023 and 2022, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical studies and clinical trials, identifying and designing product candidates, the regulatory approval process for FYARRO outside the United States and in additional indications and any other product candidates we may develop in the future, and the commercial launch of FYARRO. We expect our expenses, and the potential for losses, to increase substantially as we conduct clinical trials of FYARRO in additional indications and seek to expand our pipeline.
From inception through June 30, 2023, we received funding of $25.4 million from our initial seed financing and the sale of Series A convertible preferred stock, $9.1 million from the issuance of convertible promissory notes, $145.4 million, net from the 2021 PIPE Financing in connection with the Merger, $29.7 million of cash assumed in the Merger, and $72.2 million, net from a private investment in public equity financing (the “2022 PIPE Financing”) with certain investors (the “2022 PIPE Investors”).
On March 17, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an “at the market offering” pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar value of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of June 30, 2023, no shares of common stock had been sold under the Sales Agreement.
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

The following table presents our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(38,068)	$(30,135)
Net cash provided by (used in) investing activities	66,890	(264)
Net cash provided by financing activities	321	211
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,143	$(30,188)
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
For the six months ended June 30, 2023, cash used in operating activities was $38.1 million and resulted from (i) our net loss of $33.2 million, and (ii) $9.0 million net decrease in our working capital accounts, primarily driven by an increase in accounts receivable, prepaid expenses, inventory, accounts payable and accrued expenses, and decrease in other non-current assets; offset by net non-cash adjustments totaling $4.1 million, which was primarily related share based compensation, discount amortization on short-term investments, lease expense, depreciation and amortization.
For the six months ended June 30, 2022, cash used in operating activities was $30.1 million and resulted from (i) our net loss of $32.1 million, and (ii) $6.1 million net decrease in our working capital accounts, primarily driven by an increase in accounts receivable and inventory related to the commercial launch of FYARRO in February 2022 and a decrease in accounts payable and accrued expenses; offset by non-cash adjustments totaling $8.1 million primarily related to the impairment of the contract intangible asset, share based compensation, depreciation and amortization.
Investing Activities
Cash provided by investing activities for the six months ended June 30, 2023 was $66.9 million and related to purchases of fixed assets of $2.1 million and short-term investments of $23.1 million, offset by maturities of short-term investments of $92.0 million.
Cash used in investing activities for the six months ended June 30, 2022 was $0.3 million and related to purchases of fixed assets.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2023 was $0.3 million and related to the purchase of common stock under the employee purchases plan and exercise of stock options offset by financing costs related to the Sales Agreement.
Cash provided by financing activities for the six months ended June 30, 2022 was $0.2 million and related to the exercise of stock options and warrants offset by financing costs related to the Sales Agreement.
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
Rent expense is being recorded on a straight-line basis. Rent expense related to the Pacific Palisades and Morristown leases was $0.1 million for each of the three months ended June 30, 2023 and 2022, $0.2 million for each of the three and six months ended June 30, 2023 and 2022. See Note 7 to the condensed consolidated financial statements for details related to future lease payments.
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
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We may be unable to obtain United States approval for FYARRO for additional indications or other product candidates that we may develop in the future or foreign regulatory approval for FYARRO or other product candidates that we may develop in the future and, as a result, may be unable to commercialize FYARRO in additional indications or any future product candidates and our business will be substantially harmed.
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
•Our success depends on our ability to protect and strengthen our intellectual property and our proprietary technologies, including our ability to obtain patent term extension for our product or any future product candidates.
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
We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have a single product, FYARRO, approved for commercial sale by the FDA in November 2021 and launched commercially in the United States for treatment of advanced malignant perivascular epithelioid cell tumor (“PEComa”) in February 2022. We generated net product sales for FYARRO of $6.2 million and $12.1 million for the three and six months ended June 30, 2023, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.
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
Based on the AMPECT trial and emerging data for FYARRO in other solid tumors with truncating Tuberous Sclerosis Complex 1 and 2 (“TSC1 & TSC2”) alterations, and following discussions with the FDA, we opened enrollment for our registration-directed tumor-agnostic Phase 2 trial (“PRECISION1”) in malignant solid tumors harboring TSC1 & TSC2 inactivating alterations in the first quarter of 2022. In addition, in October 2022, we entered into a collaboration and supply agreement with Mirati Therapeutics, Inc. (“Mirati”) to evaluate the combination of Mirati’s adagrasib (KRAZATI™), a KRASG12C selective inhibitor, and FYARRO in KRASG12C mutant non-small cell lung cancer (NSCLC) and other solid tumors. Under the terms of the agreement, Mirati will be responsible for sponsoring and operating the Phase 1/2 study and we will supply study drug and jointly share the cost of the study. In August 2023, we announced that we expect to initiate in the fourth quarter of 2023 a (i) Phase 2 open-label, multi-institutional study to evaluate the efficacy and safety of the combination of FYARRO with letrozole for the treatment of advanced or recurrent endometrioid-type endometrial cancer (EEC) and (ii) a Phase 2 multicenter, open-label, single-arm trial to evaluate adult patients with functional or non-functional, well-differentiated, locally advanced unresectable or metastatic neuroendocrine tumors (NETs) of the GI tract, lung, or pancreas who have received no more than two prior lines of therapy.
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
We have incurred significant net losses since our inception, have only recently begun to generate revenue from product sales and have financed our operations principally through private placements and public offerings of our securities, federal grants and proceeds from licenses. Our net losses were $18.0 million and $18.3 million for the three months ended June 30, 2023 and 2022, respectively. We had an accumulated deficit of $236.4 million as of June 30, 2023, and $203.2 million as of December 31, 2022. These losses have resulted primarily from costs incurred in connection with research and development activities, costs incurred in connection with commercializing FYARRO and general and administrative costs associated with our operations. We have only one product approved for commercial sale which generated net product sales of $6.2 million and $12.1 million for the three and six months ended June 30, 2023, respectively, and we continue to incur significant selling, general and administrative expenses as well as research and development expenses related to our ongoing operations. As a result, we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of commercializing FYARRO, research and development, including identifying and designing additional product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for FYARRO and any future product candidates. We expect our expenses, and the potential for losses, to increase substantially as we commercialize FYARRO, continue to conduct clinical trials of FYARRO and seek to expand our pipeline. The amount of our future expenses and potential losses is uncertain.
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
As of June 30, 2023, we had $134.9 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments will enable us to fund our planned operating expenses and capital expenditures into 2025. Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
We will be required to obtain further funding to support our continuing operations through public or private equity offerings, debt financings, third-party funding, marketing and distribution arrangements, collaborations with third parties and licensing arrangements or other sources or a combination of these approaches, which may dilute our stockholders or restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize FYARRO or any other product candidates we may develop in the future, if approved. Adequate additional financing may not be available to us in sufficient amounts or on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder and the possibility of such issuance may cause the market price of our shares to decline. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect the conduct of our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to certain of our technologies or our product candidates, or grant licenses on terms that are not favorable to us, which may have a material adverse effect on our business, operating results and prospects. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID‑19 pandemic, the conflicts in Eastern Europe, and otherwise. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
•the initiation and successful patient enrollment and completion of additional clinical trials of FYARRO on a timely basis, including our PRECISION1 trial, a registration-directed tumor-agnostic Phase 2 study of FYARRO in patients with truncating TSC1 & TSC2 alterations;
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

In addition to advanced malignant PEComa, based on exploratory data from the completed AMPECT and our Expanded Access Program for FYARRO, we have initiated a registration-directed tumor-agnostic Phase 2 study, PRECISION1, of FYARRO in patients with malignant solid tumors harboring TSC1 & TSC2 alterations. We completed a Type B meeting with the FDA in which we discussed the trial design. The PRECISION1 trial is now open for enrollment in the United States and the first patient in the trial was dosed in March 2022. Our product development costs could increase if we experience delays. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize FYARRO or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on FYARRO and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of additional clinical development of FYARRO include, among other things:
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
There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to prescription drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024 (the “American Rescue Plan”), the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such laws once we begin commercialization for FYARRO or, after obtaining regulatory approval, any of our other product candidates that we may develop in the future. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize FYARRO or any other product candidates that we may develop in the future if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
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
If FYARRO or any other product candidates that we may develop in the future is associated with serious adverse events or other undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to conduct additional studies to further evaluate the product candidates’ safety, interrupt, delay or abandon their development or halt clinical trials or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in a more restrictive label, delay or denial of regulatory approval or potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate, could substantially increase the costs of commercializing our product(s) and significantly impact our ability to successfully commercialize our product(s) and generate revenues, and may harm our business, financial condition and prospects significantly. For example, in our AMPECT trial of FYARRO, most treatment-related adverse events were mild or moderate, with the most commonly reported adverse events being anemia, edema, infections, mucositis, pain, nail changes, vomiting, thrombocytopenia, hypertension and nausea. Treatment-related adverse events in our other trials of FYARRO included thrombocytopenia, diarrhea, fatigue, mucosal inflammation, nausea, anemia, and rash. Additionally, in our first- in-human study of FYARRO in solid tumors, one patient died of dyspnea which was deemed possibly related to FYARRO.
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
The extent of the impact of the COVID-19 pandemic on our future liquidity and operational performance will depend on certain developments, including the duration and spread of further outbreaks, the availability, acceptance and effectiveness of vaccines, the impact on our clinical trials, patients, and collaboration partners, and the effect on our suppliers. On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs while some continue to be in effect. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear.
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
We may be unable to obtain United States approval for FYARRO for additional indications or other product candidates that we may develop in the future or foreign regulatory approval for FYARRO or other product candidates that we may develop in the future and, as a result, may be unable to commercialize FYARRO in additional indications or any future product candidates and our business will be substantially harmed.
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
Obtaining approval by the FDA, EMA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Even though FYARRO has been approved by the FDA for the treatment of advanced malignant PEComa, and even if we eventually complete clinical testing and receive approval for FYARRO in additional indications or for any other product candidates that we may develop in the future, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product’s commercial potential. Other than FYARRO, we have not obtained regulatory approval for any product candidate, and it is possible that none of our additional product candidates will ever obtain regulatory approval.
Further, regulatory approval may be delayed for reasons beyond our control. For example, a United States federal government shutdown or budget sequestration, such as ones that occurred during 2013, 2018 and 2019, or the diversion of resources to handle the COVID-19 public health emergency and pandemic may result in significant reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to obtain regulatory approval for our product candidates. In addition, the impact of COVID-19 may cause the FDA to allocate additional resources to product candidates focused on treating related illnesses, which could lead to longer approval processes for our product candidates. Finally, our competitors may file citizens’ petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical trials that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any of our NDAs.
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
Our clinical trials have been and may in the future be undertaken in the United States. We may choose to conduct additional clinical trials internationally as well. For example, we are currently conducting our PRECISION1 trial of FYARRO in the United States, but we may conduct the trial in other countries in the future. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from United States clinical trials are intended to serve as the basis for regulatory approval in foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
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
The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genetic alteration that the companion diagnostic was developed to detect. If the FDA, EMA or a comparable regulatory authority requires approval of a companion diagnostic for any future product candidate or new indication that we may develop, whether before or concurrently with approval of such product candidate, we, and/or future collaborators, may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of such product candidate. Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. In June 2023, FDA announced a new voluntary pilot program through which drug manufactures can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests, or LDTs, and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. We will continue to evaluate the impact of FDA guidance and other developments in the diagnostic space. This guidance and future issuances from the FDA and other regulatory authorities may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.
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
We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We entered into a license agreement with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol Myers Squibb Company (“BMS”) pursuant to which we have licensed exclusive global rights to intellectual property and know-how related to FYARRO. We are required to use commercially reasonable efforts or diligent efforts to commercialize products based on the licensed rights and to pay certain royalties based off our net sales, certain sublicense fees and certain other fees. We may not meet these requirements, which could result in a loss or termination of any rights under such agreements. Any termination of these licenses will result in the loss of significant rights and will restrict our ability to commercialize FYARRO.
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
Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements. For example, on June 27, 2022, EOC elected to terminate the EOC License Agreement, effective immediately, due to alleged material breaches by us. We disagree with, and continue to dispute, EOC’s allegations of material breach and the matter is currently in arbitration. See Notes 8 and 13 to the condensed and consolidated financial statements for more information about the EOC License Agreement, its termination and resulting arbitration. Under the EOC License Agreement, we relied on EOC for a substantial portion of the financial resources and for the development, regulatory, and commercialization activities for FYARRO in the EOC Territory. In addition, EOC’s termination of the EOC License Agreement prior to completing development or commercialization of the FYARRO under the collaboration adversely impacts the potential approval and our revenue from the licensed product in the EOC Territory and we will not receive future revenues from the collaboration. It may be necessary for us to assume the responsibility at our own expense for the development of FYARRO in the EOC Territory or find another partner for the territory. In that event, we would likely need to seek additional funding and our potential to generate future revenues from FYARRO could be significantly reduced and our business could be materially and adversely harmed.
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
As of June 30, 2023, we had 89 full-time employees, including 56 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Legislation or other changes in United States and international tax laws could increase our tax liability and adversely affect after-tax profitability. For example, beginning in 2022, the legislation commonly known as the Tax Cuts and Jobs Act of 2017, or the Tax Act, requires U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. Unless Congress promulgates legislation that would repeal or defer this capitalization and amortization requirement, this provision will not be repealed or otherwise modified. Further, the United States recently enacted the Inflation Reduction Act, which implemented a number of changes, including a 1% excise tax on stock buybacks and an alternative minimum tax on adjusted financial statement income. Such enacted and other proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred tax assets in future periods.
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
Risks Related to Our Intellectual Property
Our success depends on our ability to protect and strengthen our intellectual property and our proprietary technologies, including our ability to obtain patent term extension for our product or any future product candidates.
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
On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we may not be certain that we or our licensors are the first to either file any patent application related to our product or product candidates or invent any of the inventions claimed in the patents or patent applications.

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
Further, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which significantly impacts European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of these changes.
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
Our stock price is volatile.
The market price of our common stock could be subject to significant fluctuations. From the completion of the Merger on August 26, 2021 through July 31, 2023, the closing price for our common stock ranged from a low of $5.33 to a high of $33.00 per share. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant portion of our outstanding voting stock.
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
Unfavorable market and global economic conditions as a result of multiple global events, such as the COVID-19 pandemic, adverse developments affecting the financial services industry, the conflict in Eastern Europe, increasing interest rates and general economic downturns, could adversely affect our business, financial condition or results of operations.
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
Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of June 30, 2023, we had cash, cash equivalents and short-term investments of $134.9 million, consisting of U.S government treasury bills, commercial paper, corporate debt securities, and government agency bonds. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
We are a smaller reporting company. We cannot be certain whether the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors or otherwise limit our ability to raise additional funds.
We are a “smaller reporting company” under applicable securities regulations. A smaller reporting company is a company that (i) as of the last business day of its most recently completed second fiscal quarter has an aggregate market value of the company’s voting stock held by non-affiliates, or public float, of less than $250 million or (ii) for the most recently completed fiscal year has less than $100 million in revenue and as of the last business day of its most recently completed second fiscal quarter has less than $700 million in public float. In addition, a smaller reporting company is able to provide simplified executive compensation disclosures in its filings and has certain other reduced disclosure obligations in our SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Reduced disclosure in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.
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

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded with the Inline XBRL document.)
*    Filed herewith.
**    The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Aadi Bioscience, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AADI BIOSCIENCE, INC.

Date: August 9, 2023	By:	/s/ Scott Giacobello
Scott Giacobello
Interim Chief Executive Officer and President, and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)