Form 10-Q
period 2023-09-30
Aadi Bioscience, Inc.
filed 2023-11-08
CIK 1422142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, the registrant had 24,525,860 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
AADI BIOSCIENCE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$68,803	$39,019
Short-term investments	50,532	133,541
Accounts receivable, net	5,717	1,862
Inventory	3,615	1,861
Prepaid expenses and other current assets	4,217	3,746
Total current assets	132,884	180,029
Property and equipment, net	3,601	508
Operating lease right-of-use assets	1,260	1,522
Other assets	1,914	2,178
Total assets	$139,659	$184,237

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,605	$3,519
Accrued liabilities	11,732	14,922
Operating lease liabilities, current portion	423	394
Due to licensor payable (Note 8)	5,757	—
Total current liabilities	20,517	18,835
Operating lease liabilities, net of current portion	946	1,267
Due to licensor (Note 8)	—	5,757
Total liabilities	21,463	25,859
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 24,525,860 and 24,435,007 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	370,904	361,689
Accumulated other comprehensive loss	(16)	(115)
Accumulated deficit	(252,694)	(203,198)
Total stockholders’ equity	118,196	158,378
Total liabilities and stockholders’ equity	$139,659	$184,237
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share data and earnings per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Product sales, net	$5,959	$4,245	$18,028	$9,989
Total revenue	5,959	4,245	18,028	9,989
Operating expenses
Selling, general and administrative	11,221	9,915	34,204	29,069
Research and development	11,890	8,773	36,161	23,292
Cost of goods sold	697	593	1,882	1,113
Impairment of acquired contract intangible asset	—	—	—	3,724
Total operating expenses	23,808	19,281	72,247	57,198
Loss from operations	(17,849)	(15,036)	(54,219)	(47,209)
Other income (expense)
Foreign exchange loss	—	—	(3)	—
Interest income	1,605	620	4,900	791
Interest expense	(58)	(58)	(174)	(173)
Total other income (expense), net	1,547	562	4,723	618
Loss before income tax expense	(16,302)	(14,474)	(49,496)	(46,591)
Income tax expense	—	—	—	(9)
Net loss	$(16,302)	$(14,474)	$(49,496)	$(46,600)
Other comprehensive income (loss):
Change in unrealized loss on short-term investments	28	(99)	99	(99)
Comprehensive income (loss)	$(16,274)	$(14,573)	$(49,397)	$(46,699)
Net loss per share, basic and diluted	$(0.60)	$(0.68)	$(1.84)	$(2.21)
Weighted average number of common shares outstanding, basic and diluted	26,946,683	21,269,163	26,901,810	21,052,786
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, including share amounts)
(Unaudited)

	For the Three and Nine Months Ended September 30, 2023
	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2022	24,435	$2	$361,689	$(115)	$(203,198)	$158,378
Share-based compensation expense	—	—	2,740	—	—	2,740
Issuance of common stock upon exercise of stock options	2	—	8	—	—	8
Unrealized gain on investments, net of tax	—	—	—	83	—	83
Net loss	—	—	—	—	(15,223)	(15,223)
Balance at March 31, 2023	24,437	$2	$364,437	$(32)	$(218,421)	$145,986
Share-based compensation expense	—	—	3,054	—	—	3,054
Issuance of common stock upon exercise of stock options	34	—	68	—	—	68
Issuance of shares under the employee stock purchase plan	49	—	294	—	—	294
Unrealized loss on investments, net of tax	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(17,971)	(17,971)
Balance at June 30, 2023	24,520	$2	$367,853	$(44)	$(236,392)	$131,419
Share-based compensation expense	—	—	3,049	—	—	3,049
Issuance of common stock upon exercise of stock options	6	—	2	—	—	2
Unrealized gain on investments, net of tax	—	—	—	28	—	28
Net loss	—	—	—	—	(16,302)	(16,302)
Balance at September 30, 2023	24,526	$2	$370,904	$(16)	$(252,694)	$118,196

	For the Three and Nine Months Ended September 30, 2022
	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2021	20,895	$2	$279,089	$—	$(142,685)	$136,406
Share-based compensation expense	—	—	1,781	—	—	1,781
Issuance of common stock upon exercise of warrants	7	—	54	—	—	54
Issuance of common stock upon exercise of stock options	40	—	244	—	—	244
Net loss	—	—	—	—	(13,857)	(13,857)
Balance at March 31, 2022	20,942	$2	$281,168	$—	$(156,542)	$124,628
Share-based compensation expense	—	—	2,235	—	—	2,235
Issuance of common stock upon exercise of stock options	75	—	136	—	—	136
Net loss	—	—	—	—	(18,269)	(18,269)
Balance at June 30, 2022	21,017	$2	$283,539	$—	$(174,811)	$108,730
Share-based compensation expense	—	—	2,757	—	—	2,757
Issuance of common stock upon exercise of stock options	5	—	16	—	—	16
Private placement, net of transaction costs	3,373	—	72,178	—	—	72,178
Other comprehensive loss	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	(14,474)	(14,474)
Balance at September 30, 2022	24,395	$2	$358,490	$(99)	$(189,285)	$169,108
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(49,496)	$(46,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of acquired contract intangible asset	—	3,724
Share-based compensation expense	8,843	6,773
Amortization of premiums and discounts on short-term investments, net	(2,650)	(149)
Non-cash interest expense	58	—
Non-cash lease expense	346	270
Depreciation and amortization expense	125	113
Changes in operating assets and liabilities:
Accounts receivable	(3,855)	(2,261)
Inventory	(1,040)	(734)
Prepaid expenses and other current assets	2,574	(1,578)
Other non-current assets	398	365
Operating lease liabilities	(375)	(170)
Accounts payable and accrued liabilities	(4,947)	1,917
Net cash used in operating activities	(50,019)	(38,330)
Cash flows from investing activities:
Purchases of property and equipment	(3,156)	(366)
Purchase of short-term investments	(50,542)	(48,141)
Maturity of short-term investments	133,255	—
Net cash provided by (used in) investing activities	79,557	(48,507)
Cash flows from financing activities:
Proceeds from sale of common stock and prefunded warrants	—	72,500
Issuance of common stock upon exercise of stock options	78	396
Proceeds from issuance of common stock under employee stock purchase plan	294	—
Issuance of common stock upon exercise of warrants	—	54
Deferred offering costs paid for financing	(126)	(223)
Net cash provided by financing activities	246	72,727
Net increase (decrease) in cash, cash equivalents and restricted cash	29,784	(14,110)
Cash, cash equivalents and restricted cash, beginning of year	39,083	148,989
Cash, cash equivalents and restricted cash, end of period	$68,867	$134,879

Supplemental disclosure of cash flow information:
Interest paid during the period	$173	$173
Taxes paid during the period	$—	$9
Supplemental disclosure of non-cash activities:
Costs incurred in connection with Private Placement included in accounts payable	$—	$322
Deferred transaction costs included in accounts payable and accrued liabilities	$9	$75
Accrued property and equipment	$122	$60
Operating lease liability arising from obtaining right-of-use asset	$—	$1,210
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
The Company has experienced net losses since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $252.7 million as of September 30, 2023. For the three months ended September 30, 2023 and 2022, the Company had a net loss of $16.3 million and $14.5 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company had a net loss of $49.5 million and $46.6 million, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital through the issuance of convertible promissory notes, grant funding, the sale of securities, and proceeds from license agreements.
The Company had cash, cash equivalents and short-term investments of $119.3 million at September 30, 2023. Management believes the Company’s current cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report. If the Company is unable to achieve and maintain profitability, it will need additional financing to support its continuing operations and pursue its strategic objectives. Additional financing may be achieved through a combination of equity offerings and debt financings. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.
On March 17, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen as its sales agent for an at-the-marketing-offering. Any sales under the Sales Agreement may result in dilution to existing shareholders. As of September 30, 2023, no shares of common stock had been sold under this Sales Agreement.
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements, and the related disclosures, have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP")and U.S. Securities and Exchange Commission ("SEC") regulations and, in the opinion of management include all adjustments necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows for each period presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). All adjustments are of a normal recurring nature. The Company’s condensed consolidated financial statements are stated in U.S. dollars. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Customer Concentration
For the three months ended September 30, 2023 and 2022, two customers represented 56% and 44%, and 55% and 45% of the Company's revenue, respectively.
For the nine months ended September 30, 2023 and 2022, two customers represented 54% and 46%, and 50% and 48% of the Company’s revenue, respectively.
Additionally, two customers accounted for 61% and 39% of net accounts receivable as of September 30, 2023.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid marketable securities purchased with original maturities of three months or less at the time of purchase date to be cash equivalents. As of September 30, 2023 and December 31, 2022, cash and cash equivalents including money market investments totaled $66.3 million and $32.0 million, respectively. Restricted cash consists of a letter of credit secured by restricted cash in connection with one of the Company's office leases described in Note 7, and is included in other assets on the condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$68,803	$39,019
Restricted cash, non-current	64	64
Total cash, cash equivalents and restricted cash	$68,867	$39,083
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and due to licensor payable are reasonable estimates of their fair value because of the short maturity of these items.
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
At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the decline in fair value below amortized cost is a result of credit losses or other factors, whether the Company expects to recover the amortized cost of the security, the Company's intent to sell and if it is more likely than not that the Company will be required to sell the securities before the recovery of amortized cost. The Company records changes in allowance for expected credit loss in other income (expense). There has been no allowance for expected credit losses recorded during any of the periods presented. See Note 4 for further information.
Accounts Receivable, Net
Accounts receivable are recorded net of customer allowances for chargebacks and allowance for credit losses. Allowance for chargebacks is based on contractual terms. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances and credit loss. Receivables are recorded to an allowance for credit loss when it is probable that amounts will not be collected based on terms of the customer contracts. As of September 30, 2023 and December 31, 2022, recorded customer allowances for chargebacks were $1.5 million and $0.1 million, respectively. There were no allowances for credit losses and no receivables were written off for the periods ended September 30, 2023 and December 31, 2022, respectively.
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
Details of inventory are presented as follows (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$2,292	$944
Work in process	501	—
Finished goods	822	917
Total	$3,615	$1,861
Property and Equipment, Net
Property and equipment, consisting of computers and software, construction in process, furniture and fixtures, lab equipment, and leasehold improvements are stated at cost, less accumulated depreciation. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Such costs are periodically reviewed for recoverability when impairment indicators are present.
Details of property and equipment are presented as follows (in thousands):

	September 30, 2023	December 31, 2022
Computers and software	$405	$338
Construction in process	3,204	77
Furniture and fixtures	65	65
Lab equipment	25	—
Leasehold improvements	128	129
Total	$3,827	$609
Accumulated depreciation	(226)	(101)
Property and equipment, net	$3,601	$508
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
Commitments and Contingencies
The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of September 30, 2023 and December 31, 2022.
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

Co-Payment Assistance: The Company offers co-payment assistance to commercially insured patients meeting certain eligibility requirements. Co-payment assistance is accrued at the time of product sale to SDs and SP based on estimated patient participation and average co-pay benefit to be paid per a claim. The Company estimated amounts are compared to actual program participation and co-pay amounts paid using data provided by third-party administrators. If actual amounts differ from the original estimates the assumptions being applied are updated and adjustment for prior period accruals will be adjusted in the current period.
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
The total amount deducted from gross product sales for the allowances described above for the three months ended September 30, 2023, and 2022, was $1.3 million and $0.8 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $3.4 million and $1.8 million, respectively.
The following table sets forth the changes in the accrued revenue allowances (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at Beginning of Period	$1,927	$825	$1,434	$—
Provision for Current Period Sales	1,269	750	3,399	1,763
Payments	(550)	(500)	(2,187)	(688)
Balance at End of Period	$2,646	$1,075	$2,646	$1,075
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
Net Loss per Share
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Basic and diluted weighted average shares of common stock outstanding for the three and nine months ended September 30, 2023, includes the weighted average effect of 2,426,493 Pre-Funded Warrants (as defined below), which were issued in September 2022, for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.0001 per share.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2023	2022
Options to purchase common stock	4,117	2,938
Warrants to purchase common stock	29	29
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
3. Fair Value Measurement
The following table sets forth the recurring fair value of the Company’s financial assets and liabilities, allocated into the Level 1, Level 2 and Level 3 hierarchy that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$66,282	$—	$—	$66,282
U.S. government treasury bills	20,312	—	—	20,312
Commercial paper	—	11,313	—	11,313
Corporate bonds	—	10,027	—	10,027
Government agency	—	10,877	—	10,877
Total financial assets	$86,594	$32,217	$—	$118,811

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$32,035	$—	$—	$32,035
U.S. government treasury bills	70,708	—	—	70,708
Commercial paper	—	53,296	—	53,296
Corporate bonds	—	4,250	—	4,250
Government agency	—	5,287	—	5,287
Total financial assets	$102,743	$62,833	$—	$165,576
(1)Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
As of September 30, 2023, net unrealized loss on investments was $16,000. All marketable securities had a contractual maturity of less than one year as of September 30, 2023.

4. Short-Term Investments and Cash Equivalents
The following table summarizes the Company's short-term investments (in thousands):

		As of September 30, 2023
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$66,282	$—	$—	$66,282
U.S. government treasury bills	Less than 1	20,317	—	(5)	20,312
Commercial paper	Less than 1	11,313	—	—	11,313
Corporate bonds	Less than 1	10,030	—	(3)	10,027
Government agency	Less than 1	10,885	—	(8)	10,877
Total		$118,827	$—	$(16)	$118,811

		As of December 31, 2022
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$32,035	$—	$—	$32,035
U.S. government treasury bills	Less than 1	70,812	4	(108)	70,708
Commercial paper	Less than 1	53,296	—	—	53,296
Corporate bonds	Less than 1	4,276	—	(26)	4,250
Government agency	Less than 1	5,272	15	—	5,287
Total		$165,691	$19	$(134)	$165,576
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
There was no amortization expense for the three and nine months ended September 30, 2023. Amortization expense was $0 and $87,000 for the three and nine months ended September 30, 2022.

The following table shows the amortization expense and impairment of the finite lived intangible asset for the nine months ended September 30, 2022 (in thousands):

September 30, 2022
Intangible asset, December 31, 2021	$3,811
Less amortization	(87)
Impairment of contract intangible	(3,724)
Intangible asset, net	$—
6. Accrued Liabilities
Details of accrued liabilities are presented as follows (in thousands):

	September 30, 2023	December 31, 2022
Accrued professional fees	$1,963	$1,814
Accrued salaries and payroll	1,466	1,299
Accrued bonus	4,175	5,463
Accrued clinical	327	2,399
Accrued contract manufacturing	2,107	405
Advanced customer payments	—	1,571
Accrued other - sales related	1,095	1,435
Accrued other	599	536
Total accrued liabilities	$11,732	$14,922
7. Operating Leases
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
The following table summarizes information related to the Company’s leases (in thousands):

	September 30, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$1,260	$1,522

Liabilities:
Operating lease liabilities, current	$423	$394
Operating lease liabilities, non-current	946	1,267
Total operating lease liabilities	$1,369	$1,661

Rent expense for the three and nine months ended September 30, 2023 and 2022 is presented on the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating leases rent expense	$115	$112	$346	$270
Cash paid for leases and included in operating cash flows for the nine months ended September 30, 2023 and 2022 is presented on the following table (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid included in operating cash flows	$375	$170
The future minimum lease payments required under the operating leases as of September 30, 2023, are summarized below (in thousands):

Future Minimum Lease Payments:
2023	$194
2024	445
2025	320
2026	231
2027	280
Thereafter	109
Total minimum lease payments	$1,579
Less: amount representing interest	(210)
Present value of operating lease liabilities	$1,369
Less: operating lease liabilities, current	(423)
Operating lease liabilities, non-current	$946
Remaining lease term (in years)	3.94
Incremental borrowing rate	7.51%
8. License Agreements
Bristol Myers Squibb Company License Agreement
On April 9, 2014, the Company entered into a license agreement (as amended, the “BMS License Agreement”) with BMS for exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to FYARRO.
The BMS License Agreement will remain in effect from the effective date of April 9, 2014 until expiration of all milestone and royalty payment obligations under the agreement, unless terminated by either of the parties pursuant to the terms of the BMS License Agreement, including providing advance notice as specified in the agreement. Under the terms of the BMS License Agreement, BMS agreed to supply the Company with licensed products of FYARRO necessary for clinical or non-clinical development.
Under the terms of the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. During the three months ended September 30, 2023 and 2022, royalties on net product sales were $0.4 million and $0.3 million, respectively. During the nine months ended September 30, 2023 and 2022, royalties on net product sales were $1.3 million and $0.7 million, respectively. No payments related to development milestones were paid during the three and nine months ended September 30, 2023 or 2022.
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
The Company assessed the EOC License Agreement and concluded that EOC was a customer and identified the license of FYARRO provided to EOC as the sole performance obligation. The $14.0 million upfront payment received from EOC is non-refundable and non-creditable and is considered fixed consideration. The Company recognized revenue of $14.0 million in December 2020 when the EOC License Agreement was signed, and the $14.0 million upfront payment was received in January 2021.
The potential milestone payments and royalty payments under the EOC License Agreement were considered variable consideration and were constrained with respect to revenue recognition notification from EOC that the milestone and royalty payments had been achieved.
The Company was eligible to receive an additional $257.0 million in the aggregate upon achievement of certain development, regulatory, and sales milestones, as well as tiered royalties on net sales in the Licensed Territory. Under the terms of the EOC License Agreement, EOC was obligated to fund all research, development, regulatory, marketing and commercialization activities in the defined Licensed Territory. The Company earned $1.0 million in milestone revenue upon achievement of the FDA approval milestone on November 22, 2021. EOC paid the $1.0 million milestone payment in December 2021. In accordance with the BMS License Agreement, 20% of the $1.0 million payment, or $0.2 million, was accrued at December 21, 2021, and paid in January 2022.
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
9. Stockholders’ Equity (Deficit)
Preferred Stock
As of September 30, 2023 and December 31, 2022, under the Company’s certificate of incorporation, as amended and restated, the Company has 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital with no shares outstanding.
Common Stock and Pre-Funded Warrants
As of September 30, 2023 and December 31, 2022, the Company had 300,000,000 shares of authorized common stock, par value of $0.0001 per share, under the Company's certificate of incorporation, as amended and restated. As of September 30, 2023 and December 31, 2022, the shares of common stock outstanding were 24,525,860 and 24,435,007, respectively.
In March 2022, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company LLC (“Cowen”), with respect to an “at the market offering” program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $75.0 million through Cowen as its sales agent. The Company will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of September 30, 2023, no shares of common stock had been sold pursuant to the Sales Agreement.
On September 22, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for a private investment in public equity financing (the “2022 PIPE Financing”) with certain investors (the “2022 PIPE Investors”) for the sale by the Company of (i) 3,373,526 shares of the Company’s common stock for a price of $12.50 per share and (ii) pre-funded warrants to purchase an aggregate of 2,426,493 shares of the Company's common stock (the "Pre-Funded Warrants") at a purchase price of $12.4999 per Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at an exercise price of $0.0001 and will be exercisable until exercised in full. The 2022 PIPE Financing closed on September 26, 2022. Aggregate net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the shares, were $72.2 million.
On September 22, 2022, the Company and the 2022 PIPE Investors entered into a Registration Rights Agreement (the “2022 PIPE Registration Rights Agreement”) providing for the registration for resale of the securities sold under the Purchase Agreement, including the shares issuable upon the exercise of the Pre-Funded Warrants, that are not then registered on an effective registration statement, pursuant to a registration statement filed with the SEC. The Pre-Funded Warrants meet the criteria to be classified within stockholders’ equity. As of September 30, 2023, all Pre-Funded Warrants are still outstanding.
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
2011 Plan and 2017 Plan
In connection with the closing of the Merger, the Company assumed the Aerpio 2011 Equity Incentive Plan (the “2011 Plan”) and the Aerpio 2017 Stock Option and Incentive Plan (the “2017 Plan,” and together with the 2011 Plan, the “Prior Plans”). No new awards will be granted under the Prior Plans effective as of the closing of the Merger and the adoption of the 2021 Plan (as defined below).
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
As a result of the evergreen increase, a total of 977,400 shares of common stock were added to the 2021 Plan on January 1, 2023.
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
2023 Inducement Equity Incentive Plan
On September 27, 2023 the Company adopted the 2023 Inducement Equity Incentive Plan (the “Inducement Plan”), pursuant to which the Company may from time to time make equity grants to new employees as a material inducement to their employment. The Company reserved 600,000 shares of common stock for issuance under the Inducement Plan. The only persons eligible to receive awards under the Inducement Plan are individuals who are new employees and satisfy the standards for inducement grants under applicable Nasdaq listing rules.
As of September 30, 2023, 256,456, 99,025 and 3,761,029 shares were outstanding under the Private Aadi Plan, 2017 Plan and 2021 Plan, respectively. As of September 30, 2023, no shares were outstanding under the 2011 Plan and the 2023 Inducement Equity Incentive Plan.
The following table summarizes the stock option activity during the nine months ended September 30, 2023:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2023	2,990,423	$19.28	8.59	$2,849
Granted	1,775,709	10.06
Exercised	(41,633)	1.88
Expired/cancelled	(607,989)	20.34
Outstanding as of September 30, 2023	4,116,510	$15.32	8.45	$510
Options exercisable as of September 30, 2023	1,345,041	$17.82	7.34	$489
Vested and expected to vest as of September 30, 2023	4,116,510	$15.32	8.45	$510
As of September 30, 2023, the aggregate intrinsic value of options outstanding was $0.5 million. For the nine months ended September 30, 2023, and 2022, the weighted-average grant-date fair value of options granted was $7.78 and $9.93 per share, respectively.
As of September 30, 2023, there was $26.9 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.6 years.
The total intrinsic value of the options exercised during the three months ended September 30, 2023 and 2022, was $31,000 and $45,000, respectively. The total intrinsic value of the options exercised during the nine months ended September 30, 2023 and 2022 was $0.2 million and $1.6 million, respectively.
As of September 30, 2023, and December 31, 2022, 663,441 and 853,760 shares were reserved for issuance under the 2021 Plan, respectively.

Compensation Expense Summary
The Company recognized the following compensation cost related to employee and non-employee share-based compensation activity for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selling, general and administrative	$1,931	$1,840	$5,417	$4,492
Research and development	1,118	917	3,426	2,281
Total	$3,049	$2,757	$8,843	$6,773
The Company uses the Black-Scholes option pricing model to determine the estimated fair value for share-based awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock.
The calculation was based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average grant date fair value (per share)	$4.77	$9.93	$7.78	$9.93
Risk-free interest rate	4.06% - 4.34%	2.65% - 3.15%	3.42% - 4.33%	1.46% - 3.38%
Expected volatility	97.58% - 101.03%	86.81% - 87.85%	89.94% - 101.03%	85.91% - 87.85%
Expected term (in years)	5.15 - 6.08	6.08	5.15 - 6.08	5.50 - 6.08
Expected dividend yield	—	—	—	—
Merger Warrants to Purchase Common Stock
The Company had warrants outstanding for the purchase of 29,167 shares of the Company’s common stock at both September 30, 2023, and December 31, 2022. These warrants were assumed in the Merger and were issued by Aerpio in October 2019, for the purchase of 40,000 shares (after taking into account the reverse stock split of the Company’s common stock at a ratio of 15:1 effected on August 26, 2021 immediately prior to the closing of the Merger (the "Reverse Stock Split")) of the Company’s common stock at an exercise price of $7.29 per share (after taking into account the Reverse Stock Split). These warrants were fully vested as of the date of the Merger and expire on October 24, 2024. No warrants were exercised during the nine months ended September 30, 2023. At the grant date, the fair value of these awards was determined using a Black-Scholes option pricing model.
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
The calculation was based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Strike price (per share)	$5.98	$11.66	$5.98 - $11.40	$11.66
Risk-free interest rate	5.24%	1.54%	4.40% - 5.24%	1.54%
Expected volatility	176.11%	92.59%	105.68% - 176.11%	92.59%
Expected term (in years)	0.5	0.5	0.5	0.5
As of September 30, 2023, and December 31, 2022, 687,491 and 492,361 shares of common stock were available for issuance under the 2021 ESPP, respectively. The Company had an outstanding liability of $0.1 million and $0.1 million as of September 30, 2023, and December 31, 2022, respectively, which will be recognized over six months. As of September 30, 2023 and December 31, 2022, 49,220 and 27,202 shares were issued under the 2021 ESPP, respectively.
12. Income Taxes
The Company recorded no income tax expense for the three months ended September 30, 2023 and 2022. The Company recorded no income tax expense for the nine months ended September 30, 2023 and $9,000 for the nine months ended September 30, 2022. The Company continues to maintain a full valuation allowance.
13. Commitments and Contingencies
Litigation
From time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against the Company. In the Request for Arbitration, EOC claims that the Company breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing information to EOC. As a result, EOC is seeking monetary damages. The arbitration process is ongoing. The Company intends to defend itself vigorously in this matter and pursue all relief to which the Company is entitled. The Company is unable to estimate the possible loss or range of loss, therefore no amounts have been accrued as of September 30, 2023. See Note 8 for more information about the EOC License Agreement and its termination.
Purchase Commitments
The Company has ongoing contracts with vendors for clinical trials and contract manufacturing. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of $2.4 million and $2.8 million for expenditures incurred by clinical and contract manufacturing vendors as of September 30, 2023, and December 31, 2022, respectively.
At September 30, 2023, the Company was party to a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as amended effective as of August 1, 2022 (the "Fresenius Agreement"), with Fresenius Kabi that contains specific activities including non-cancellable commitments, minimum purchase commitments, and binding annual forecasts. As of September 30, 2023, there were non-cancellable purchase commitments under the Fresenius Agreement related to the purchase of inventory for $3.6 million to be paid in 2023.
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
For the three and nine months ended September 30, 2023, the Company incurred $0.1 million and $0.7 million in expenses related to the Mirati collaboration.

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
•the anticipated timing of releasing data for any current or future clinical trials;
•the anticipated timing of commencement, enrollment, and completion of any current or future clinical trials for FYARRO in additional indications, or any other product candidates we may develop in the future;
•our plans related to the further development and manufacturing of FYARRO;
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
In November 2021, the U.S. Food and Drug Administration (the “FDA”) approved FYARRO sirolimus protein-bound particles for injectable suspension (albumin-bound) for the treatment of adult patients with locally advanced unresectable or metastatic malignant perivascular epithelioid cell tumor (“PEComa”). On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net product sales of $6.0 million and $18.0 million for the three and nine months ended September 30, 2023, respectively. See “Results of Consolidated Operations” for further discussion of our results.
In addition to advanced malignant PEComa, based on exploratory data from our completed Phase 2 registrational study, Advanced Malignant PEComa Trial (“AMPECT trial"), and our expanded access program for FYARRO, we have initiated a registration-directed tumor-agnostic Phase 2 study (“PRECISION1 trial”) of FYARRO in patients with malignant solid tumors with alterations of the Tuberous Sclerosis Complex 1 and 2 (“TSC1 & TSC2”) genes. The PRECISION1 trial was opened for enrollment in the United States during the first quarter of 2022, with dosing of our first patient in March 2022. Based on initial information from the PRECISION1 trial, enrollment is well-balanced, the trial is accruing relatively evenly between the TSC1 and TSC2 arms, and more than 25 discrete tumor types have been enrolled. Presentation of an interim analysis on the first third of trial participants (n=40) with a minimum of 4.5 months of follow-up is planned for mid-December 2023. The presentation is expected to include safety and investigator-assessed response in approximately 20 patients in each of the TSC1 and TSC2 arms.

Recent Developments
•Leadership Transition and Board Appointment. On September 27, 2023, our board of directors (the "Board") appointed David J. Lennon, Ph.D., to serve as our President and Chief Executive Officer, effective as of October 2, 2023, replacing Scott Giacobello in such roles. Mr. Giacobello had served as our Interim CEO and President since March 15, 2023, and will continue to serve as the Company’s Chief Financial Officer, a position he has held since November 2021, following Dr. Lennon’s appointment. In addition, effective October 2, 2023, Dr. Lennon was appointed to the Board as a Class II director and his term of office will expire at our 2025 annual meeting of stockholders or until his successor is duly elected and qualified.
•Adoption of the Aadi Bioscience, Inc. 2023 Inducement Equity Incentive Plan. On September 27, 2023, the Board adopted the Aadi Bioscience, Inc. 2023 Inducement Equity Incentive Plan (the “Inducement Plan”), pursuant to which we may from time to time make equity grants to new employees as a material inducement to their employment. The Board reserved 600,000 shares of our common stock for issuance under the Inducement Plan. The Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and will be administered by the Compensation Committee of the Board.
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
We are currently enrolling patients in a Phase 2 open-label, multi-institutional study to evaluate the efficacy and safety of the combination of FYARRO with letrozole for the treatment of advanced or recurrent endometrioid-type endometrial cancer (EEC) and a Phase 2 multicenter, open-label, single-arm trial to evaluate FYARRO in adult patients with functional or non-functional, well-differentiated, locally advanced unresectable or metastatic NETs of the GI tract, lung, or pancreas who have received no more than two prior lines of therapy.
BMS License Agreement
We have exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to ABI-009 (which we refer to as FYARRO) pursuant to an amended and restated license agreement, dated November 15, 2019, as amended August 31, 2021 (the “BMS License Agreement”) with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol Myers Squibb Company ("BMS"). Under the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. During the three months ended September 30, 2023 and 2022, royalties on net product sales were $0.4 million and $0.3 million, respectively under the terms of this agreement. During the nine months ended September 30, 2023 and 2022, royalties on net product sales were $1.3 million and $0.7 million, respectively under the terms of this agreement. No development payments related to milestones under this agreement were paid during the three and nine months ended September 30, 2023. See Note 8 to the condensed consolidated financial statements for more information about the BMS License Agreement.
On August 30, 2021, the Company and BMS entered into Amendment No. 1 (the “Amendment”) to the BMS License Agreement. Under the terms of the Amendment, we paid BMS $5.8 million, representing 50% of the previously outstanding payment obligation under the agreement, following the effective time of our 2021 private investment in public equity (PIPE) financing ("2021 PIPE Financing") that occurred in connection with the closing of the reverse merger of Aerpio Pharmaceuticals, Inc. whereby Aspen Merger Subsidiary, Inc., our wholly-owned subsidiary (“Merger Sub”), merged with and into Aadi Subsidiary, Inc. (formerly known as Aadi Bioscience, Inc. (“Private Aadi”)), with Private Aadi surviving as our wholly-owned subsidiary (the “Merger”). Pursuant to the terms of the amendment, the remaining portion of the previously outstanding payment obligation ($5.8 million), which is recorded on our condensed consolidated balance sheets as due to licensor, is due on the third anniversary of the effective time of the 2021 PIPE Financing (i.e., August 26, 2024), plus any accrued and unpaid interest due thereon.
EOC License Agreement
In December 2020, we entered into the license agreement ("EOC License Agreement") with EOC Pharma (Hong Kong) Limited (“EOC”) under which we received $14.0 million in January 2021 in non-refundable upfront consideration as partial payment for the rights and licenses granted to EOC by us for the further development and commercialization of FYARRO in the People’s Republic of China, Hong Kong Special Administration Region, Macao Special Administrative Region and Taiwan (the “Licensed Territory”).
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
On June 27, 2022, we received written notice from EOC that EOC has elected to terminate the EOC License Agreement, effective immediately. On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. The arbitration process is ongoing. We intend to defend ourselves vigorously in this matter and pursue all relief to which we are entitled. We are unable to estimate the possible loss or range of loss, therefore no amounts have been accrued as of September 30, 2023. See Notes 8 and 13 to the condensed consolidated financial statements for more information about the EOC License Agreement, its termination and pending arbitration.
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
Impact of Negative Global or National Events
Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including the recent turmoil in the global banking system, public health epidemics, such as the COVID-19 pandemic, extreme weather conditions, increased economic uncertainty, inflation, rising interest rates, and geopolitical instability, including the conflicts in Ukraine, the Middle East and in other countries. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances. For example, as the COVID-19 pandemic developed, we took numerous steps to help ensure the health and safety of our employees. While we have resumed normal operations, any resurgence of the COVID-19 pandemic may cause us to reinstitute certain measures to protect employee safety, including staggered work hours or reduced in-person staffing, that could result in additional disruption and/or delays in our ability to conduct development activities.
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
Key Trends and Factors Affecting Comparability Between Periods
•Commercial sale of FYARRO was launched on February 22, 2022, for the treatment of patients with advanced malignant PEComa. We recorded net product sales of $6.0 million and $18.0 million during the three and nine months ended September 30, 2023, respectively.
•We have built a cross-functional commercial team consisting of marketing, market access and commercial operations and will continue to strategically build our sales and our commercial infrastructure with capabilities designed to scale when necessary to support future commercial launches. Expenses related to our commercialization of FYARRO, including personnel expenses, sales support, and marketing are included in selling, general and administrative expenses for the three and nine months ended September 30, 2023. We expect these expenses will continue to increase, as compared to prior periods, with the ongoing commercialization of FYARRO and preparation for potential future launches.
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
•As a public company our expenses have increased due to (i) costs to comply with the rules and regulations of the SEC and those of the Nasdaq Capital Market (“Nasdaq”), (ii) legal, accounting and other professional services, (iii) insurance, (iv) investor relations activities, and (v) other administrative and professional services, and these expenses may increase further since we are no longer an “emerging growth company.”.
Liquidity and Capital Resources
As of September 30, 2023, we had $119.3 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2025. We have incurred net losses in each year since inception and as of September 30, 2023, we had an accumulated deficit of $252.7 million. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, and costs associated with the Merger. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials and identifying and designing product candidates, the regulatory approval process for FYARRO outside the United States and in additional indications and any other product candidates we may develop in the future and the commercial launch of FYARRO.
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
Components of Condensed Consolidated Statements of Operations and Comprehensive Loss
Revenue
Product Sales, Net
FYARRO was approved by the FDA in November 2021for treating adult patients in PEComa. On February 22, 2022, we launched sales of FYARRO to specialty distributors (“SDs”) and a specialty pharmacy (“SP”). We recognize product sales when the SDs and SP obtain control of the product, which occurs upon delivery. Product sales are recorded at the net sales price, which includes provisions for the following allowances which are reflected either as a reduction to the related account receivable or as an accrued liability, depending on how the allowance is settled:

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
Impairment of Acquired Contract Intangible Asset
Impairment of acquired contract intangible asset relates to a write down of the acquired contract intangible asset to fair value. During the nine months ended September 30, 2022, we recognized an impairment of $3.7 million to fully impair the contract intangible asset based on Gossamer's termination of the license agreement, dated June 24, 2018, with Gossamer Bio, Inc. (“Gossamer”), as amended (the “Gossamer License Agreement”), as a result of Gossamer not meeting its primary or secondary endpoint in the UC-SHIFT clinical trial.
Other Income (Expense), Net
Other income, net consists of interest income earned on cash, cash equivalents and short-term investments, partially offset by interest expense related to the convertible promissory notes.
Income Tax Expense
During the three and nine months ended September 30, 2023, we recognized no income tax expense on the condensed consolidated statements of operations and comprehensive loss. No income tax expense was recognized for the three months ended September 30, 2022 and we recognized $9,000 of income tax expense for the nine months ended September 30, 2022 on the condensed consolidated statements of operations and comprehensive loss. Since our formation in 2011, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items.
Results of Operations:
The following table presents the results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Product sales, net	$5,959	$4,245	$18,028	$9,989
Total revenue	5,959	4,245	18,028	9,989
Operating expenses
Selling, general and administrative	11,221	9,915	34,204	29,069
Research and development	11,890	8,773	36,161	23,292
Cost of goods sold	697	593	1,882	1,113
Impairment of acquired contract intangible asset	—	—	—	3,724
Total operating expenses	23,808	19,281	72,247	57,198
Loss from operations	(17,849)	(15,036)	(54,219)	(47,209)
Other income (expense), net	1,547	562	4,723	618
Loss before income tax expense	(16,302)	(14,474)	(49,496)	(46,591)
Income tax expense	—	—	—	(9)
Net loss	$(16,302)	$(14,474)	$(49,496)	$(46,600)

Comparison of the Nine Months Ended September 30, 2023 and 2022
Product Sales, Net
Our product sales, net consist of sales of FYARRO since its launch in the United States on February 22, 2022. Product sales, net for the three and nine months ended September 30, 2023 were $6.0 million and $18.0 million, respectively. For the three and nine months ended September 30, 2022, product sales, net were $4.2 million and $10.0 million, respectively.
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2023 and 2022 were $11.2 million and $9.9 million, respectively. The $1.3 million increase was primarily driven by $0.8 million of legal and other related expenses, $0.7 million of marketing expense, and $0.1 million of personnel expenses related to increased headcount, incentive bonuses and share-based compensation, offset by a decrease of $0.3 million of consulting expenses and insurance.

Selling, general and administrative expenses for the nine months ended September 30, 2023 and 2022 were $34.2 million and $29.1 million, respectively. The $5.1 million increase was driven by $3.0 million of legal, and other related expenses, $2.1 million of personnel expenses related to increased headcount, incentive bonuses and share-based compensation, and $1.5 million of marketing expense, offset by a decrease of $1.5 million of consulting expenses and insurance.
Research and Development Expenses
The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Personnel expenses	$6,372	$4,830	$18,806	$13,114
Consultants	663	829	3,193	3,362
External clinical development	4,021	2,760	10,485	5,834
Clinical drug product manufacturing	743	285	3,247	796
Other expenses	91	69	430	186
Total research and development expenses	$11,890	$8,773	$36,161	$23,292
Research and development expenses for the three months ended September 30, 2023 and 2022 were $11.9 million and $8.8 million, respectively. The $3.1 million increase was primarily driven by a $1.4 million increase in headcount, consultants, and other expenses, $1.3 million of clinical development expenses related to the PRECISION1 trial, and $0.4 million in clinical drug product manufacturing.
Research and development expenses for the nine months ended September 30, 2023 and 2022 were $36.2 million and $23.3 million, respectively. The $12.9 million increase was primarily driven by a $5.8 million increase in headcount, consultants, and other expenses, $4.7 million of clinical development expenses related to the PRECISION1 trial, and $2.4 million in clinical drug product manufacturing.
Cost of Goods Sold
Cost of goods sold for the three months ended September 30, 2023 and 2022 was $0.7 million and $0.6 million, respectively. Cost of goods sold for the nine months ended September 30, 2023 and 2022 was $1.9 million and $1.1 million, respectively. The increase of cost goods sold is primarily driven by royalties incurred on product sold.
Impairment of Acquired Contract Intangible Asset
During the nine months ended September 30, 2022, we recorded a $3.7 million impairment charge to reduce the carrying value of the intangible asset to its fair value of zero, based on a formal notice of termination we received on April 25, 2022 (the “Notice of Termination”) from Gossamer for the Gossamer License Agreement. The Gossamer License Agreement terminated effective July 24, 2022.
Based on the Notice of Termination, we fully impaired the intangible asset during the nine months ended September 30, 2022, as the Gossamer License Agreement is the sole underlying asset. In connection with the termination of the Gossamer License Agreement, the CVR Agreement (as defined in Note 5 to the condensed consolidated financial statements), pursuant to which the contingent value rights (“CVRs”) were issued to legacy holders of common stock of Aerpio immediately prior to the Merger, automatically terminated in accordance with its terms and the CVRs were automatically cancelled and forfeited without any consideration or payment, in each case effective July 24, 2022.
Other Income (Expense), Net
Other income, net for the three months ended September 30, 2023 was $1.5 million, compared to other income, net of $0.6 million for the three months ended September 30, 2022. The change was primarily driven by higher interest rates on short-term investments held during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.
Other income, net for the nine months ended September 30, 2023 was $4.7 million, compared to other income, net of $0.6 million for the nine months ended September 30, 2022. The change was primarily driven by higher interest rates on short-term investments held during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Liquidity and Capital Resources
Overview
As of September 30, 2023 we had $119.3 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2025.
We have incurred net losses in each year since inception and as of September 30, 2023, we had an accumulated deficit of $252.7 million. Our net losses were $16.3 million and $14.5 million for the three months ended September 30, 2023 and 2022, respectively, and $49.5 million and $$46.6 million for the nine months ended September 30, 2023 and 2022, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical studies and clinical trials, identifying and designing product candidates, the regulatory approval process for FYARRO outside the United States and in additional indications and any other product candidates we may develop in the future, and the continued commercial launch of FYARRO. We expect our expenses, and the potential for losses, to increase as we conduct clinical trials of FYARRO in additional indications and seek to expand our pipeline.
From inception through September 30, 2023, we received funding of $25.4 million from our initial seed financing and the sale of Series A convertible preferred stock, $9.1 million from the issuance of convertible promissory notes, $145.4 million, net from the 2021 PIPE Financing in connection with the Merger, $29.7 million of cash assumed in the Merger, and $72.2 million, net from a private investment in public equity financing (the “2022 PIPE Financing”) with certain investors (the “2022 PIPE Investors”).
On March 17, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an “at the market offering” pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar value of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of September 30, 2023, no shares of common stock had been sold under the Sales Agreement.
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
On September 22, 2022, the Company entered into the Purchase Agreement for the 2022 PIPE Financing with the 2022 PIPE Investors for the sale of 3,373,526 shares of our common stock for a price of $12.50 per share and Pre-Funded

Warrants to purchase an aggregate of 2,426,493 shares of our common stock, at a purchase price of $12.4999 per Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at an exercise price of $0.0001 and will be exercisable until exercised in full. The 2022 PIPE Financing closed on September 26, 2022. Aggregate net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the shares, were $72.2 million.
The following table presents our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(50,019)	$(38,330)
Net cash provided by (used in) investing activities	79,557	(48,507)
Net cash provided by financing activities	246	72,727
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,784	$(14,110)
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
For the nine months ended September 30, 2023, cash used in operating activities was $50.0 million and resulted from (i) our net loss of $49.5 million, and (ii) $7.2 million net decrease in our working capital accounts, primarily driven by an increase in accounts receivable, prepaid expenses and other current assets, inventory and a decrease in other non-current assets and accounts payable and accrued liabilities; offset by net non-cash adjustments totaling $6.7 million, which was primarily related share based compensation, discount amortization on short-term investments, lease expense, depreciation and amortization.
For the nine months ended September 30, 2022, cash used in operating activities was $38.3 million and resulted from (i) our net loss of $46.6 million, and (ii) $2.5 million net decrease in our working capital accounts, primarily driven by an increase in prepaid expenses, accounts receivable, inventory related to the commercial launch of FYARRO in February 2022, and accounts payable and accrued expenses; offset by non-cash adjustments totaling $10.7 million, which was primarily related to the impairment of the contract intangible asset, share based compensation, depreciation and amortization.
Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2023 was $79.6 million and related to purchases of fixed assets of $3.2 million, and short-term investments of $50.5 million, offset by maturities of short-term investments of $133.3 million.
Cash used in investing activities for the nine months ended September 30, 2022 was $48.5 million and related to purchases of fixed assets of $0.4 million and short-term investments of $48.1 million.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2023 was $0.2 million and related to the issuance of common stock under the employee purchases plan and exercise of stock options offset by financing costs related to the Sales Agreement.
Cash provided by financing activities for the nine months ended September 30, 2022 was $72.7 million and related to $72.5 million gross cash proceeds from our 2022 PIPE Financing, $0.4 million from exercise of stock options and $0.1 million from exercise of warrants offset by $0.2 million of deferred financing costs related to the Sales Agreement.
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

Rent expense is being recorded on a straight-line basis. Rent expense related to the Pacific Palisades and Morristown leases for the nine months ended September 30, 2023 and 2022 was $0.3 million. See Note 7 to the condensed consolidated financial statements for details related to future lease payments.
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
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of FYARRO and any other product candidates that we may develop in the future.
•We may be unable to obtain United States approval for FYARRO for additional indications or any other product candidates that we may develop in the future or foreign regulatory approval for FYARRO or other product candidates that we may develop in the future and, as a result, may be unable to commercialize FYARRO in additional indications or any future product candidates and in such event our business will be substantially harmed.
•Even following approval and commercialization of FYARRO for the advanced malignant perivascular epithelioid cell tumor ("PEComa") indication, we will require additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
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
We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have a single product, FYARRO, approved for commercial sale by the FDA in November 2021 and launched commercially in the United States for treatment of advanced malignant perivascular epithelioid cell tumor (“PEComa”) in February 2022. We generated net product sales for FYARRO of $15.2 million for the year ended December 31, 2022 and $6.0 million and $18.0 million for the three and nine months ended September 30, 2023, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.
To date, we have devoted substantially all of our resources to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, the commercialization of FYARRO, hiring personnel, raising capital and providing general and administrative support for these operations. We conducted a Phase 2 registrational study of FYARRO (“AMPECT trial") for PEComa and completed a rolling New Drug Application (an “NDA”) submission for FYARRO in May 2021. The U.S. Food and Drug Administration (the “FDA”) accepted our NDA in July 2021 and approved FYARRO for the treatment of advanced malignant PEComa in November 2021.
Based on the AMPECT trial and emerging data for FYARRO in other solid tumors with truncating Tuberous Sclerosis Complex 1 and 2 (“TSC1 & TSC2”) alterations, and following discussions with the FDA, we opened enrollment for our registration-directed tumor-agnostic Phase 2 trial (“PRECISION1 trial") in malignant solid tumors harboring TSC1 & TSC2 inactivating alterations in the first quarter of 2022. In addition, in October 2022, we entered into a collaboration and supply agreement with Mirati Therapeutics, Inc. (“Mirati”) to evaluate the combination of Mirati’s adagrasib (KRAZATI™), a KRASG12C selective inhibitor, and FYARRO in KRASG12C mutant non-small cell lung cancer ("NSCLC") and other solid tumors. Under the terms of the agreement, Mirati will be responsible for sponsoring and operating the Phase 1/2 study and we will supply study drug and jointly share the cost of the study. We are currently enrolling patients in (i) a Phase 2 open-label, multi-institutional study to evaluate the efficacy and safety of the combination of FYARRO with letrozole for the treatment of advanced or recurrent endometrioid-type endometrial cancer ("EEC") and (ii) a Phase 2 multicenter, open-label, single-arm trial to evaluate adult patients with functional or non-functional, well-differentiated, locally advanced unresectable or metastatic neuroendocrine tumors ("NETs") of the GI tract, lung, or pancreas who have received no more than two prior lines of therapy.
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
We have incurred significant net losses since our inception, have only recently begun to generate revenue from product sales and have financed our operations principally through private placements and public offerings of our securities, federal grants and proceeds from licenses. Our net losses were $60.5 million and $110.1 million for the years ended December 31, 2022 and 2021, respectively, and $49.5 million and $46.6 million for the nine months ended September 30, 2023 and 2022, respectively. We had an accumulated deficit of $252.7 million as of September 30, 2023, and $203.2 million as of December 31, 2022. These losses have resulted primarily from costs incurred in connection with research and development activities, costs incurred in connection with commercializing FYARRO and general and administrative costs associated with our operations. We have only one product approved for commercial sale which generated net product sales of $15.2 million for the year ended December 31, 2022 and $6.0 million and $18.0 million for the three and nine months ended September 30, 2023, respectively, and we continue to incur significant selling, general and administrative expenses as well as research and development expenses related to our ongoing operations. As a result, we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of commercializing FYARRO, research and development, including identifying and designing additional product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for FYARRO and any future product candidates. We expect our expenses, and the potential for losses, to increase substantially as we commercialize FYARRO, continue to conduct clinical trials of FYARRO and seek to expand our pipeline. The amount of our future expenses and potential losses is uncertain.
Even if we succeed in commercializing FYARRO for its approved advanced malignant PEComa indication, and if we succeed in receiving regulatory approval for and commercializing FYARRO in additional indications and any future product candidates, we expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our revenues and expenses. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our working capital, our ability to fund the continued commercialization of FYARRO, the development of FYARRO for additional indications and any future product candidates, our ability to achieve and maintain profitability and the performance of our stock price.
Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of FYARRO and other product candidates that we may develop in the future.
We have one product approved for commercialization in the United States, FYARRO, for the treatment of advanced malignant PEComa, which was approved by the FDA in November 2021 and launched commercially in the United States in February 2022. Our ability to generate substantial product sales sufficient to achieve profitability depends on our ability, alone or with strategic collaboration partners, to obtain the regulatory and marketing approvals necessary to successfully complete discovery, development and eventual commercialization of additional indications (such as TSC1 & TSC2) or any future product candidates, and commercialize FYARRO or any other future product candidates, if approved, in foreign jurisdictions. We do not anticipate generating revenue from product sales significant enough to achieve profitability for the foreseeable future. Our ability to generate future revenue and achieve profitability depends significantly on our ability, or any current or future collaborator’s ability, to achieve several objectives, including, but not limited to:

•demonstrating the safety and efficacy of FYARRO to the satisfaction of the FDA and obtaining regulatory approval for FYARRO for other indications and for any other product candidates that we may develop in the future, if any, for which there is a commercial market;
•launching and successfully commercializing FYARRO or any other product candidates that we may develop in the future following any regulatory approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
•maintaining a commercially viable supply of, and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for, FYARRO or any other product candidates that we may develop in the future, if approved;
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
•negotiating and maintaining an adequate price for FYARRO or any future product candidates, both in the United States and in foreign countries where our products are commercialized;
•a continued acceptable safety profile following any regulatory approval of product candidates;
•commercial acceptance of product candidates by patients, the medical community and third-party payors;
•obtaining coverage and adequate reimbursement by third-party payors for FYARRO or any future product candidates;
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
•entering into and maintaining, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize FYARRO and any future product candidates; and
•addressing any competing therapies and technological and market developments and attracting, hiring and retaining qualified personnel.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing and planned activities, particularly as we seek additional regulatory approval of FYARRO for additional indications, and the continued commercialization of FYARRO for its approved indication (advanced malignant PEComa). Our expenses could increase beyond our current expectations if we are required by the FDA, the European Medicines Agency (the “EMA”) or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate, or if there are any delays in any of our clinical trials or the development of any future product candidates. Other unanticipated costs may also arise. In addition, even if we obtain regulatory approval for additional indications for FYARRO or any other product candidates that we may develop in the future, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution activities and ongoing compliance activities. Although we launched FYARRO commercially for advanced malignant PEComa in February 2022, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully commercialize FYARRO for the advanced malignant PEComa indication or complete the development and, if approved, commercialize FYARRO for any additional indications, or any other product candidates we may develop in the future. Upon receiving regulatory approval for FYARRO from the FDA in November 2021, we are only permitted to market or promote FYARRO for the advanced malignant PEComa indication, and not for any other indication, or any other product candidate, in the United States. In addition, we have incurred, and will continue to incur, additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.
As of September 30, 2023, we had $119.3 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments will enable us to fund our planned operating expenses and capital expenditures into 2025. Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
We plan to use our cash, cash equivalents and short-term investments to fund the continued commercialization of FYARRO for the advanced malignant PEComa indication, ongoing and planned clinical trials of FYARRO for other indications such as the TSC1 & TSC2, EEC and NETs indications, for manufacturing operations and to fund our other research for other product candidates and development activities, as well as for working capital and other general corporate purposes. Advancing the development of FYARRO in additional indications and any future product candidate will require a significant amount of capital. Our existing cash, cash equivalents and short-term investments will not be sufficient to fund all of the activities that are necessary to complete the development of FYARRO and any future product candidates.
We will be required to obtain further funding to support our continuing operations through public or private equity offerings, debt financings, third-party funding, marketing and distribution arrangements, collaborations with third parties and licensing arrangements or other sources or a combination of these approaches, which may dilute our stockholders or restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to further develop and commercialize FYARRO or any other product candidates we may develop in the future, if approved. Adequate additional financing may not be available to us in sufficient amounts or on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder and the possibility of such issuance may cause the market price of our shares to decline. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect the conduct of our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to certain of our technologies or our product candidates, or grant licenses on terms that are not favorable to us, which may have a material adverse effect on our business, operating results and prospects. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from rising inflation and interest rates, monetary policy changes, the COVID‑19 pandemic, the conflicts in Eastern Europe and the Middle East, and otherwise. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to significantly delay, reduce the scope of, suspend or eliminate one or more of our research or development programs, clinical trials or future commercialization efforts.
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates
We have only one product, FYARRO, which has completed development and obtained regulatory approval by the FDA for a single indication. We are substantially dependent on the success of FYARRO. If we are unable to successfully commercialize FYARRO for the advanced malignant PEComa indication or complete development of, obtain approval for and commercialize FYARRO for one or more additional indications in a timely manner, our business will be harmed.
We have only one commercial product that has launched, completed development and been approved by the FDA, FYARRO for PEComa. Our future success is dependent on our ability to successfully commercialize FYARRO, and to timely and successfully obtain regulatory approval for additional indications for FYARRO. We are investing the majority of our efforts and financial resources to continue commercialization of FYARRO for the advanced malignant PEComa indication and in the research and development of FYARRO for multiple additional indications.
In May 2021, we completed the filing of a rolling NDA for FYARRO to the FDA for approval to treat patients with advanced malignant PEComa, and the FDA accepted our NDA in July 2021 and approved FYARRO for advanced malignant PEComa in November 2021. Our NDA was based on results from our AMPECT trial, which involved patients for whom there were no approved therapies in the United States. FYARRO will require additional clinical development, expansion of manufacturing capabilities, regulatory approval from foreign regulatory authorities in jurisdictions outside of the United States where we plan to market FYARRO for advanced malignant PEComa and potentially in additional indications, if approved, substantial investment and significant marketing efforts before we can generate any substantial revenues from product sales. We are not permitted to market or promote FYARRO for any non-PEComa indications until we receive regulatory approval from the FDA and comparable foreign regulatory authorities for any such additional indication, and we may never receive such regulatory approvals.
The success of FYARRO will depend on several factors, including the following:
•the efficacy and safety of FYARRO in a larger number of patients in a non-clinical trial setting than those demonstrated in our clinical trials;
•the effectiveness of our sales, marketing and distribution efforts;
•the maintenance of existing, or the establishment of new, supply arrangements with third-party drug product suppliers and manufacturers for sufficient commercial supplies and additional clinical development of FYARRO;
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
•the initiation and successful patient enrollment and completion of additional clinical trials of FYARRO on a timely basis, including our PRECISION1 trial;

•maintaining and establishing relationships with CROs and clinical sites for the development of FYARRO both in the United States and internationally;
•the type, frequency and severity of adverse events in clinical trials;
•demonstrating efficacy and safety profiles that are satisfactory to the FDA and any comparable foreign regulatory authority for regulatory approval;
•obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•a continued acceptable safety profile following our current and future regulatory approval; and
•our ability to compete with other therapies.
In addition to advanced malignant PEComa, based on exploratory data from the completed AMPECT trial and our Expanded Access Program for FYARRO, we initiated PRECISION1, our registration-directed tumor-agnostic Phase 2 study of FYARRO in patients with malignant solid tumors harboring TSC1 & TSC2 alterations. We completed a Type B meeting with the FDA in which we discussed the trial design. The PRECISION1 trial is ongoing, with the first patient dosed in March 2022. Our product development costs could increase if we experience delays. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize FYARRO or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on FYARRO and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of additional clinical development of FYARRO include, among other things:
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
•changes in government regulations or administrative actions or lack of adequate funding to continue the trials; or
•business interruptions resulting from geo-political actions, including war and terrorism, such as the conflicts in Ukraine and the Middle East, or natural disasters and public health epidemics, such as the COVID-19 pandemic.
An inability by us to timely complete clinical development could result in additional costs to us or impair our ability to generate substantial product sales or development, regulatory, commercialization and sales milestone payments and royalties on product sales.
We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, and we could face potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of our current or any future collaborators. If we are not successful with respect to one or more of these factors, we could experience significant delays or an inability to successfully commercialize FYARRO for multiple indication in a timely manner or at all, which would materially harm our business. If we do not receive regulatory approvals for FYARRO in additional indications or for other product candidates, we may not be able to continue our operations.

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
Even though FYARRO is approved for advanced malignant PEComa, it may never achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, and we may not generate or derive sufficient revenue from that product and our financial results could be negatively impacted. Before granting reimbursement approval, healthcare payors may require us to demonstrate that FYARRO or any other our product candidates that we may develop in the future, in addition to treating target indications, also provide incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of FYARRO or any other product candidates that we may develop in the future may require significant resources and may never be successful.
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
Even if we obtain significant market share for FYARRO or any future approved product, if the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.
FYARRO, or any product candidates we develop in the future for which we may obtain regulatory approval, may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.
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
Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. As a result, FYARRO or any other product candidate we may develop in the future may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for FYARRO in additional indications, if approved, or any other product that we may commercialize and, if reimbursement is available, what the level of reimbursement will be.
There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to prescription drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024 (the “American Rescue Plan”), the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such laws now that we have begun commercialization for FYARRO or, after obtaining regulatory approval, any of our other product candidates that we may develop in the future. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize FYARRO or any other product candidates that we may develop in the future if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
Outside the United States, the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as FYARRO or any other product candidates that we may develop in the future, if approved. In many countries, particularly the countries of the European Union, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives regulatory approval. To obtain favorable reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of FYARRO or any other product candidate that we may develop in the future, if approved, to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for FYARRO or any other product candidates that we may develop in the future, if approved. Accordingly, in markets outside the United States, the reimbursement for FYARRO or any other products that we may develop in the future and receive regulatory approval for may be unavailable or reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits. If reimbursement is conditioned upon our completion of additional clinical trials, or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.
If we are unable to establish or sustain coverage and adequate reimbursement for FYARRO or any other product candidates that we may develop in the future, if approved, from third-party payors, the adoption of FYARRO or those other products, if approved, the prices of FYARRO or those other products, if approved, and sales revenue from FYARRO or those other products if approved will be adversely affected, which, in turn, could adversely affect the ability to market or sell FYARRO or any other product candidates that we may develop in the future, if approved. Moreover, coverage policies and third-party payor reimbursement rates, including those of government payors, may change at any time and it is unclear what effect legislative, executive, and administrative actions and any future healthcare measures and agency rules will have on the number of covered individuals. Even if favorable coverage and reimbursement status is attained for FYARRO or one or more product candidates that we may develop in the future for which we receive regulatory approval, it is possible that less favorable coverage policies and reimbursement rates may be implemented in the future.
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
Failure to obtain marketing approval in international jurisdictions would prevent FYARRO and any other product candidates that we may develop in the future, if approved, from being marketed abroad.
In order to market and sell our products in the European Union and in any other foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain approval in one jurisdiction may impact our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize FYARRO and any other product candidates that we may develop in the future, if approved, in any market.
A variety of risks associated with marketing FYARRO and any other product candidates we may develop in the future, if approved, internationally could affect our business.
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
In addition, recent conflicts in Ukraine and the Middle East have led to, and could continue to lead to, disruption, instability and volatility in global markets and industries that could negatively impact our operations. The U.S. government and other governments in jurisdictions in which we may operate in the future have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, business partners or customers.
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
Before obtaining regulatory approval from the EMA or other foreign regulatory authorities for the sale of FYARRO for advanced malignant PEComa or any additional indications that we may seek approval for, or other product candidates that we may develop in the future, we, among other requirements, must complete preclinical development and extensive clinical trials to demonstrate with substantial evidence the safety and efficacy of such product or other product candidates. Each product or product candidate must demonstrate an adequate risk versus benefit profile in our intended patient population and for our intended use. Drug product must also be manufactured and tested in accordance with regional regulatory requirements which may differ from region to region. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is inherently uncertain. A failure of one or more preclinical studies or clinical trials can occur at any stage of the process. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies in the biopharmaceutical industry that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their products. Our current or future clinical trials may not ultimately be successful or support further clinical development of FYARRO or any other product candidates we may develop in the future.
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
We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain approval to market FYARRO for additional indications or for any other product candidates we may develop in the future. If we are required to conduct additional clinical trials or other testing of FYARRO in additional indications or any future product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of FYARRO in additional indications or any future product candidates or other testing in a timely manner, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may (i) incur unplanned costs, (ii) be delayed in seeking and obtaining regulatory approval for respective indications, if we receive such approval at all, (iii) receive more limited or restrictive regulatory approval for respective indications, (iv) be subject to additional post-marketing testing requirements or (v) have the drug removed from the market after obtaining regulatory approval. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use FYARRO in additional indications or any future product candidates, which may also limit their commercial potential.
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
If FYARRO or any other product candidates that we may develop in the future is associated with serious adverse events or other undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials, when used alone or in combination with other approved products or investigational new drugs, we may need to conduct additional studies to further evaluate their safety, interrupt, delay or abandon their development or halt clinical trials or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in a more restrictive label, delay or denial of regulatory approval or potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of FYARRO or any affected future product candidate, could substantially increase the costs of commercializing our product(s), including FYARRO, and significantly impact our ability to successfully commercialize FYARRO or any other product candidates that we may develop in the future, if approved, and generate revenues, and may harm our business, financial condition and prospects significantly. For example, in our AMPECT trial of FYARRO, most treatment-related adverse events were mild or moderate, with the most commonly reported adverse events being anemia, edema, infections, mucositis, pain, nail changes, vomiting, thrombocytopenia, hypertension and nausea. Treatment-related adverse events in our other trials of FYARRO included thrombocytopenia, diarrhea, fatigue, mucosal inflammation, nausea, anemia, and rash. Additionally, in our first- in-human study of FYARRO in solid tumors, one patient died of dyspnea which was deemed possibly related to FYARRO.
Patients in our completed and planned clinical trials may in the future suffer other significant adverse events or other side effects not observed or anticipated based on our preclinical studies or previous clinical trials. FYARRO or any future product candidates may be used in populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, FYARRO is being studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Patients treated with FYARRO or our other product candidates that we may develop in the future may also be undergoing surgical, radiation and/or chemotherapy treatments, which can cause side effects or adverse events that are unrelated to FYARRO or any future product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our FYARRO clinical trials will die or experience major adverse clinical events either during the course of our clinical trials or after such trials, which has occurred in the past.
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
Further, for FYARRO for advanced malignant PEComa, or if FYARRO receives regulatory approval for any other indication, or if any other product candidate that we may develop in the future, if any, obtains regulatory approval, toxicities associated with such product candidates and not seen during clinical testing may also develop after such approval and lead to a requirement to (i) conduct additional clinical safety trials, (ii) add additional contraindications, warnings and precautions to the drug label, (iii) significantly restrict the use of the product, (iv) change the way the product is distributed or administered, (v) implement a risk evaluation and mitigation strategy, or create a medication guide outlining the risks of such side effects for distribution to patients, or (vi) suspend or withdraw the product from the market. We cannot predict whether FYARRO or any other product candidates that we may develop in the future will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.
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
Some of our ongoing, planned and future clinical trials may utilize an open-label study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to biases, including a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open- label trial may not be predictive of future clinical trial results with FYARRO or any future product candidates when studied in a controlled environment with a placebo or active control.
Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted and are subject to audit, independent radiographic or clinical review, and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. The preliminary data is based on a preliminary analysis of then available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report tumor responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit, independent radiographic or clinical review, and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.
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
Lack of efficacy, adverse events, undesirable side effects or other adverse results may emerge in clinical trials conducted by third parties investigating our approved product or the same product candidates as us in different territories for the same or different indications. For example, we may in the future enter into collaborations for the development and commercialization of FYARRO in certain foreign jurisdictions. As part of these collaborations, we may grant such collaboration partners with the right to develop and commercialize the same compounds licensed to us, including FYARRO, in such foreign jurisdictions. As a result, we may not have control over clinical trials or development programs of such third parties that we may collaborate with in the future, and any adverse findings or unexpected side effects from such third party’s conduct of clinical trials could adversely affect our development and commercialization of FYARRO or the viability of FYARRO as a product candidate. We may be required to report these adverse events or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease commercial sales or further development of FYARRO.
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
Patient enrollment may be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as FYARRO or any future product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates.
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
Our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. Furthermore, any negative results we may report in clinical trials of FYARRO or any future product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Enrollment delays in our clinical trials may result in increased development costs for FYARRO and any other product candidates that we may develop in the future and jeopardize our ability to obtain regulatory approval for the sale of FYARRO in additional indications or any future product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, there is a risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials. As a result, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods. In addition, we rely on clinical trial sites to ensure timely conduct of our clinical trials and, while we have entered into agreements governing their services, we are limited in our ability to compel their actual performance.
We expect to develop FYARRO and potentially other product candidates in combination with other therapies, which exposes us to additional risks.
We intend to develop FYARRO and potentially other product candidates, in combination with one or more currently approved or unapproved therapies to treat cancer or other diseases. For example, in October 2022 we entered into a collaboration and supply agreement with Mirati to evaluate the combination of Mirati’s adagrasib (KRAZATI™), a KRASG12C selective inhibitor, and FYARRO in KRASG12C mutant NSCLC and other solid tumors. Patients may not be able to tolerate FYARRO or any of our future product candidates in combination with other therapies or dosing of FYARRO or any of our future product candidates in combination with other therapies may have unexpected consequences. Even though FYARRO has received FDA approval for advanced malignant PEComa, and even if FYARRO receives regulatory approval for additional indications, or if any of our product candidates that we develop in the future were to receive regulatory approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with such products, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which FYARRO or any future product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for FYARRO or any future product candidates, the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions requiring additional clinical trials, or our own products being removed from the market or being less successful commercially.
We may also evaluate FYARRO or any future product candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. We will not be able to market and sell FYARRO or any future product candidate in combination with any such unapproved therapies that do not ultimately obtain regulatory approval.
If the FDA, EMA or other comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with FYARRO or any future product candidate, we may be unable to obtain approval of or successfully market FYARRO or any future product candidates we develop. These unapproved therapies face the same risks described with respect to product candidates currently in development, including serious adverse effects and delays in their clinical trials. In addition, other companies may also develop their products or product candidates in combination with the unapproved therapies with which we are developing FYARRO or any future product candidates for use in combination. Any setbacks in these companies’ clinical trials, including the emergence of serious adverse effects, may delay or prevent the development and approval of FYARRO in additional indications or any other product candidates that we may develop in the future.
Additionally, if the third-party providers of therapies or therapies in development used in combination with FYARRO or any future product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of FYARRO in additional indications or any future product candidates, if approved, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
We have limited resources and are currently focusing our efforts on developing and commercializing FYARRO for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately prove to be more profitable or to have a greater likelihood of success.
We are currently focusing our resources and efforts on developing and commercializing FYARRO for particular indications. As a result, due to our limited financial and managerial resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Failure to properly assess potential indications for FYARRO could result in our focus on particular indications for FYARRO with low market potential, which would harm our business, financial condition, results of operations and prospects. Our spending on current and future research and development activities for FYARRO and other programs may not yield any commercially viable drugs. If we do not accurately evaluate the completed clinical trial data, likelihood of future clinical trial success, commercial potential or target markets for FYARRO or any of our other product candidates that we may develop in the future, we may relinquish valuable rights to FYARRO or any future product candidate or program through collaboration, licensing or other strategic or royalty arrangements in cases in which we would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.
We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or achieve regulatory approval before we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted.
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with FYARRO for advanced malignant PEComa or for any additional indications we may seek approval for, and for any other product candidates that we may develop in the future, if approved. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may attempt to develop FYARRO or any future product candidates. In addition, FYARRO or any future product candidates may need to compete with drugs that physicians currently use to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with our products.
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
The recent global COVID-19 outbreak has affected and may continue to affect our business and operations.
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. To date, the COVID-19 pandemic has caused significant disruptions to the United States and global economy. Further, additional infections and deaths related to COVID-19 may disrupt certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially adversely affect the development and study of our product candidates.
As a result of the evolving COVID-19 pandemic, we have experienced and may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•additional delays or difficulties in enrolling and retaining an adequate number of patients in our clinical trials;
•additional delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•delays in receiving authorizations from regulatory authorities to initiate our planned clinical trials;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•interruption of key clinical trial activities, such as clinical trial site data monitoring;
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
•changes in local regulations as part of a response to the COVID-19 pandemic, which may require changes in the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether; and
•interruption or delays to our sourced discovery and clinical activities.
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
We may be unable to obtain United States approval for FYARRO for additional indications or other product candidates that we may develop in the future or foreign regulatory approval for FYARRO or other product candidates that we may develop in the future and, as a result, may be unable to commercialize FYARRO in additional indications or any future product candidates and in such event our business will be substantially harmed.
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
Disruptions at the FDA and other agencies, including delays or disruptions due to the COVID-19 pandemic, travel restrictions, and staffing shortages, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In response to the COVID-19 pandemic, after foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required.
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
For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”), was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the United States pharmaceutical industry. Some of the provisions of the ACA have been subject to judicial and Congressional challenges, and in June 2021, the Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require a pharmaceutical manufacturer to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that

Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
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
Our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, United States export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by United States sanctions. For example, the U.S. government and other governments in jurisdictions in which we may operate in the future have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls in connection with the conflict in Ukraine. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, business partners or customers.
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
Further, with rising international trade tensions or sanctions, our business may be adversely affected following new or increased tariffs that result in increased global clinical trial costs as a result of international transportation of clinical drug supplies, as well as the costs of materials and products imported into the United States. Tariffs, trade restrictions or sanctions imposed by the United States or other countries, including as a result geopolitical tension, such as a deterioration in the relationship between the United States and China, escalation in conflicts in Ukraine and the Middle East, including any additional sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries against governmental or other entities in Russia, could increase the prices of our and our collaboration partners’ drug products, affect our and our collaboration partners’ ability to commercialize such drug products, or create adverse tax consequences in the United States or other countries. As a result, changes in international trade policy, changes in trade agreements and the imposition of tariffs or sanctions by the United States or other countries could materially adversely affect our results of operations and financial condition.
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
In addition, any future collaboration agreements we may enter into, are generally subject to termination by the counterparty on short notice upon the occurrence of certain circumstances without cause subject to a specified notice period. Accordingly, even if we believe that the development of product candidates is worth pursuing, our partners may choose not to continue with such development. If any of our collaborations are terminated, we may not receive additional milestones or royalties under those collaborations. In addition, we may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us. For example, in December 2020, we granted to EOC (as defined herein) exclusive rights to develop and commercialize FYARRO in the EOC Territory (as defined below). Under the EOC License Agreement (as defined herein), we received an upfront payment and were eligible to receive regulatory and sales-based milestone payments upon the occurrence of certain milestone events totaling $257 million, as well as tiered royalties based on annual net sales of FYARRO. In addition, EOC was responsible for development, regulatory submissions, and commercialization in China, Hong Kong, Macau and Taiwan (collectively, the “EOC Territory”). The EOC License Agreement was terminated effective June 27, 2022, and EOC initiated a Request for Arbitration with the International Chamber of Commerce's International Court of Arbitration against us on the same date. Under the EOC License Agreement, we relied on EOC for a substantial portion of the financial resources and for the development, regulatory, and commercialization activities for FYARRO in the EOC Territory. In addition, EOC's termination of the EOC License Agreement prior to completing development or commercialization of FYARRO under the collaboration adversely impacts the potential approval and our revenue from the licensed product in the EOC Territory and we will not receive future revenues from the collaboration. It may be necessary for us to assume the responsibility at our own expense for the development of FYARRO in the EOC Territory or find another partner for the territory. In that event, we would likely need to seek additional funding and our potential to generate future revenues from FYARRO could be significantly reduced and our business could be materially and adversely harmed. See Notes 8 and 13 to the condensed and consolidated financial statements for more information about the EOC License Agreement, its termination and resulting arbitration.
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
Our drug development programs and the potential commercialization of FYARRO in additional indications or any future product candidates will require substantial additional cash to fund expenses. We may seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.
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
If and when we seek to enter into collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop FYARRO in additional indications or any future product candidates or bring them to market and generate product revenue.
We may enter into collaborations with third parties for the development and commercialization of FYARRO in additional indications or any future product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
If we enter into any collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of FYARRO in additional indications or any future product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving FYARRO or any future product candidates would pose numerous risks to us, including the following:

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
•collaboration agreements may not lead to development or commercialization of FYARRO or any other product candidates that we may develop in the future in the most efficient manner or at all;
•collaborators may not provide us with timely and accurate information regarding development progress and activities under the collaboration or may limit our ability to share such information, which could adversely impact our ability to report progress to our investors and otherwise plan our own development of FYARRO or any other product candidates that we may develop in the future;
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
Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements. For example, on June 27, 2022, EOC elected to terminate the EOC License Agreement, effective immediately, due to alleged material breaches by us. We disagree with, and continue to dispute, EOC’s allegations of material breach and the matter is currently in arbitration. See Notes 8 and 13 to the condensed and consolidated financial statements for more information about the EOC License Agreement, its termination and resulting arbitration. Under the EOC License Agreement, we relied on EOC for a substantial portion of the financial resources and for the development, regulatory, and commercialization activities for FYARRO in the EOC Territory. In addition, EOC’s termination of the EOC License Agreement prior to completing development or commercialization of FYARRO under the collaboration adversely impacts the potential approval and our revenue from the licensed product in the EOC Territory and we will not receive future revenues from the collaboration. It may be necessary for us to assume the responsibility at our own expense for the development of FYARRO in the EOC Territory or find another partner for the territory. In that event, we would likely need to seek additional funding and our potential to generate future revenues from FYARRO could be significantly reduced and our business could be materially and adversely harmed.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to our Business
Our success is highly dependent on our ability to attract and retain highly skilled executive officers, key scientific personnel and employees.
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers or key scientific personnel could be detrimental to us if we cannot recruit suitable replacements in a timely manner. On November 9, 2022, we announced the transition of Neil Desai, our founder, director, President and Chief Executive Officer to Executive Chairman, and the appointment of Brendan Delaney, our Chief Operating Officer, to President and Chief Executive Officer, each effective January 1, 2023. Following such transition, on March 3, 2023, we announced Mr. Delaney’s resignation as President and CEO, effective March 14, 2023, and the appointment of Scott Giacobello, our Chief Financial Officer to Interim CEO and President, effective March 15, 2023. Mr. Giacobello served as our Interim CEO and President until the appointment of David Lennon as President and CEO, effective October 2, 2023, and Mr. Giacobello continued in his role of Chief Financial Officer. These leadership transitions, as well as future other senior management changes, could disrupt and have a detrimental effect on our business. We will need to hire additional personnel as we expand our clinical development and commercial activities. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.
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
If we are unable to successfully establish and maintain sales or marketing capabilities or enter into agreements with third parties to sell or market FYARRO for advanced malignant PEComa or any additional indications that we may seek approval for, or other product candidates that we may develop in the future, when approved, we may not be able to successfully sell or market our product candidates that obtain regulatory approval.
In order to commercialize FYARRO for advanced malignant PEComa or any additional indications that we may seek approval for, or any other product candidate that we may develop in the future, when approved, we must build and maintain marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our product(s). There are risks involved with establishing and maintaining both our own commercial capabilities and entering into arrangements with third parties to perform these services and we may not be successful in accomplishing these required tasks, which may negatively impact the successful commercialization of our product(s), including FYARRO for advanced malignant PEComa, for example.
Establishing and maintaining an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates that we obtain approval to market will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of any of our product candidates that we obtain approval to market if we do not have arrangements in place with third parties to provide such services on our behalf. If the commercial launch of a product candidate for which we recruit a sales team and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration and such arrangements may prove to be less profitable than commercializing the product on its own. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product sales will suffer, and we may incur significant additional losses.
In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.
As of September 30, 2023, we had 88 full-time employees, including 56 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical, FDA, EMA and other comparable foreign regulatory agencies’ review process for FYARRO and any other product candidates we may develop in the future, while complying with any contractual obligations to contractors and other third parties that we may have; and
•improving our operational, financial and management controls, reporting systems and procedures.
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
Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, such as the COVID-19 pandemic, power shortage, telecommunication failure, cyberattacks, geopolitical tensions, including those related to the conflicts in the Ukraine and the Middle East or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CMOs, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidate or interruption of our business operations. Earthquakes, wildfires or other natural disasters could further disrupt our operations, including at our California headquarters, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party CMOs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
Although no third party has asserted a claim of patent infringement against us as of the date of this Quarterly Report, others may hold proprietary rights that could prevent FYARRO or our other product candidates that we may develop in the future from being marketed. For example, various patent offices periodically grant mode of action patents and a third party may have or obtain a patent with claims covering modes of action relevant to our product or product candidates. While these mode of action patents may be difficult to enforce, the third party may assert a claim of patent infringement directed at FYARRO or any other product candidate we may develop in the future. Any patent-related legal action or any claim relating to intellectual property infringement that is successfully asserted against us claiming damages and seeking to enjoin commercial activities relating to our products or processes could subject us to significant liability for damages, including treble damages and attorney’s fees if it was determined that we willfully infringed, and require us to obtain a license to manufacture or market our product or product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product or product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent or delay us from developing and commercializing our product or product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of our outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product or product candidates and technology.
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
Although we own, co-own, or have exclusively licensed, at least twelve (12) issued patents in the United States and pending patent applications in the United States and other countries, filing, prosecuting and defending patents on our product or product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States, assuming that rights are obtained in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. In addition, the statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications and we may not timely file foreign patent applications.
Further, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which significantly impacts European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (the "UPC"). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of these changes.
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
As is common in the pharmaceutical industry, in addition to our employees, we engage the services of consultants to assist us in the development of our product or any future product candidates. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other pharmaceutical companies including competitors or our potential competitors. We may become subject to claims that we, our employees or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.
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
If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
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
While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to our product or product candidates that we may develop in the future, there may be times when the filing and prosecution activities for patents are controlled by our licensors or collaboration partners, including those licensed to us under our license agreements. If any of our licensors or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our product or product candidates that we may develop in the future, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize our product or those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. We collaborate with other companies and institutions with respect to research and development matters. Also, we rely on numerous third parties to provide us with materials that we use to develop our technology. If we cannot successfully negotiate sufficient ownership, licensing, and/or commercial rights to any invention that result from our use of any third-party collaborator’s materials, or if disputes arise with respect to the intellectual property developed with the use of a collaborator’s materials, or data developed in a collaborator’s study, our ability to capitalize on the market potential of these inventions or developments may be limited or precluded altogether. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.
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
Our stock price is volatile.
The market price of our common stock could be subject to significant fluctuations. From the completion of the Merger on August 26, 2021 through October 31, 2023, the closing price for our common stock ranged from a low of $3.94 to a high of $33.00 per share. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
•general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including turmoil in the global banking system, deteriorating market conditions due to investor concerns regarding inflation, and conflicts in Ukraine and the Middle East;
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
On April 15, 2021, we filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) to offer up to $150 million of our securities, which expires on April 15, 2024. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. SEC rules provide that companies with a public float of less than $75 million may only sell shares under a Form S-3 shelf registration statement, during any 12-month period, in an amount less than or equal to one-

third of the public float. If we do not meet this public float requirement, any offering by us under the Shelf Registration Statement or any future registration statement on Form S-3 that we may file with the SEC will be limited to raising an aggregate of one-third of our public float in any 12-month period.
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
Unfavorable market and global economic conditions as a result of multiple global events, such as the COVID-19 pandemic, adverse developments affecting the financial services industry, the conflicts in Ukraine and the Middle East, increasing interest rates and general economic downturns, could adversely affect our business, financial condition or results of operations.
While the potential economic impact brought by multiple adverse global circumstances, such as the COVID-19 pandemic, conflicts in Ukraine and the Middle East, potential uncertainty related to Taiwan and its relationship with China, increasing interest rates, adverse developments affecting the financial services industry and general economic downturns are difficult to assess or predict, both as to magnitude and duration, these events have resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for FYARRO or our any of our future product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. In the event of prolonged business interruptions due to geopolitical events, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume our business or clinical operations. We have no operations in the Middle East, Russia, Belarus or Ukraine, but we do not and cannot know if the current uncertainties in these geopolitical areas, which are unfolding in real-time, may escalate and result in broad economic and security conditions or rationing of medical supplies, which could limit our ability to conduct clinical trials outside the United States or result in material implications for our business. In addition, our insurance policies typically contain a war exclusion of some description and we do not know how our insurers are likely to respond in the event of a loss alleged to have been caused by geopolitical uncertainties. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Our operations and performance may be affected by political or civil unrest or military action, including the current conflicts in Ukraine and the Middle East, terrorist activity, unstable governments and legal systems. As a result of global economic conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. Our ability to conduct clinical trials in regions experiencing political or civil unrest could negatively affect clinical trial enrollment or the timely completion of a clinical trial. We believe the aforementioned economic conditions could lead to reduced demand for our drug products, which could have a material adverse effect on our revenues, business and results of operations.
Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of September 30, 2023, we had cash, cash equivalents and short-term investments of $119.3 million, consisting of U.S government treasury bills, commercial paper, corporate debt securities, and government agency bonds. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2021).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2022).

10.1#
Form of Restricted Stock Unit Award Agreement under the Aadi Bioscience, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K with the SEC on October 2, 2023).

10.2#
Executive Employment Agreement, dated September 29, 2023, by and between David J. Lennon and Aadi Bioscience, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K with the SEC on October 2, 2023).

10.3#	Aadi Bioscience, Inc. 2023 Inducement Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K with the SEC on October 2, 2023).

10.4#
Form of Aadi Bioscience, Inc. 2023 Inducement Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K with the SEC on October 2, 2023).

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

AADI BIOSCIENCE, INC.

Date: November 8, 2023	By:	/s/ Scott Giacobello
Scott Giacobello
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)