Form 10-K
period 2023-12-31
Aadi Bioscience, Inc.
filed 2024-03-13
CIK 1422142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2023 was approximately $110.8 million.
The number of shares of registrant’s common stock outstanding as of March 8, 2024 was 24,554,205.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

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
•the anticipated timing of releasing data for current or future clinical trials;
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
•the timing, progress and results of preclinical studies and clinical trials for our programs and product candidates, the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
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
References in the following discussion to “we,” “our,” “us,” or “Aadi” refer to Aadi Bioscience, Inc. and its subsidiary.

PART I
Item 1. Business.
Overview
We are a biopharmaceutical company focused on developing and commercializing precision therapies for cancers with alterations in the mTOR pathway, a key regulator of cell growth and cancer progression. Our lead drug product, FYARRO® (sirolimus protein-bound particles for injectable suspension (albumin-bound); nab-sirolimus), combines two established technologies - nanoparticle albumin-bound (nab) technology and the anti-cancer agent, sirolimus. Nab-sirolimus is a potent inhibitor of the mTOR biological pathway with demonstrated anti-cancer activity in our lead indication, advanced malignant perivascular epithelioid cell tumor (“PEComa”), a rare cancer. We believe our approach to utilizing the novel combination of technologies has the potential to produce transformational therapies for patients with cancers beyond PEComa that have known mTOR pathway activation and/or cancers in which other mTOR inhibitors have not been fully exploited due to problems of pharmacology, effective drug delivery, safety, or effective targeting to the disease site.
We exclusively license FYARRO, previously called ABI-009, nab-sirolimus, from Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol-Myers Squibb Company (“BMS”). Throughout this document we refer to FYARRO (nab-sirolimus, sirolimus protein-bound particles for injectable suspension (albumin-bound)) as FYARRO in the context of commercialization for the treatment of advanced malignant PEComa, investigational use, our clinical trials, regulatory matters such as orphan drug designation and our license agreement with BMS and collaboration agreement with Mirati Therapeutics, Inc. ("Mirati"), all further discussed below and throughout this document.
On November 22, 2021, the U.S. Food and Drug Administration (the “FDA”) approved FYARRO sirolimus protein-bound particles for injectable suspension (albumin-bound) for the treatment of adult patients with locally advanced unresectable or metastatic malignant PEComa. On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net product sales of $24.4 million and $15.2 million for the years ended December 31, 2023 and 2022, respectively.
In addition to advanced malignant PEComa, based on exploratory data from the completed Phase 2 registrational study, Advanced Malignant PEComa Trial (“AMPECT”) and data for FYARRO in other solid tumors with TSC1 and TSC2 inactivating alterations, we initiated a registration-directed tumor-agnostic Phase 2 study (“PRECISION1”) of FYARRO in patients with Tuberous Sclerosis Complex 1 (“TSC1”) and Tuberous Sclerosis Complex 2 (“TSC2”) alterations. The PRECISION1 trial was opened for enrollment in the United States during the first quarter of 2022, with dosing of our first patient in March 2022. On December 14, 2023, we announced results from an interim analysis on the first third of participants in the PRECISION1 trial (discussed below). As of December 2023, 80 patients were enrolled in the PRECISION1 trial and we expect the trial to be fully enrolled by May 2024 and completed by the end of 2024 with results anticipated in early 2025.
Our Strategy
Our objective is to develop and commercialize innovative drugs that address the serious unmet medical needs of cancer patients that are driven by alterations in the mTOR pathway. The principal components of our strategy include:
•Expand the market opportunity for FYARRO by pursuing development of a tumor-agnostic indication in cancer patients with alterations in the TSC1 or TSC2 genes.
Tuberous Sclerosis Complex acts upstream of mTOR in the pathway to inhibit mTOR activity and negatively regulate cell growth. In cancer, Tuberous Sclerosis Complex genes, TSC1 and TSC2 are tumor suppressors that when activated by gene alterations can contribute to cancer progression. We estimate that TSC1 and TSC2 inactivating alterations occur at a rate of approximately 2% across cancers, or approximately 16,000 new cases each year, with no approved therapies for TSC1 or TSC2 inactivating alterations. Based on exploratory data in patients with TSC1 or TSC2 alterations from the completed AMPECT, we initiated a registration-directed tumor-agnostic study called PRECISION1 in patients with malignant solid tumors driven by TSC1 or TSC2 alterations.
•Expand the application of FYARRO as a monotherapy and combination therapy with other agents.
We believe there is a significant opportunity to utilize FYARRO in other cancers, particularly in combination with other anti-cancer therapies where there is potential additive benefit of mTOR inhibition. These additional indications may be important drivers of commercial value, and we believe that strategic partnerships, particularly in combination therapies, may be an effective means of developing and commercializing these opportunities. While we are primarily focused on cancer, the mTOR pathway is also relevant in other indications and we may opportunistically study these indications to broaden the application of FYARRO or satisfy unmet medical needs. We are currently enrolling patients in (i) a Phase 2 open-label, multi-institutional study to evaluate the efficacy and safety of the combination of FYARRO with letrozole for the treatment of advanced or recurrent endometrioid-type endometrial cancer ("EEC") and (ii) a Phase 2 multicenter, open-label, single-arm trial to evaluate adult patients with functional or non-functional, well-differentiated, locally advanced unresectable or metastatic neuroendocrine tumors ("NETs") of the GI tract, lung, or pancreas who have received ≤2 prior lines of therapy excluding somatostatin analogs (SSTa). In addition, in October 2022, we entered into a collaboration and supply agreement with Mirati to evaluate the combination of Mirati’s adagrasib, a KRASG12C selective inhibitor, and FYARRO in KRASG12C mutant non-small cell lung cancer ("NSCLC") and other solid tumors.
•Continue to commercialize FYARRO in advanced malignant PEComa.
For FYARRO, we initially targeted advanced malignant PEComa, an ultra-rare sarcoma with no approved therapies other than FYARRO. In May 2021, we completed the filing of a rolling new drug application ("NDA") submission with the FDA for FYARRO for the treatment of advanced malignant PEComa based on the positive results from AMPECT, our pivotal Phase 2 study in this patient population, which met its primary endpoint. The FDA accepted the NDA in July 2021 and we were granted approval for commercial sale of FYARRO on November 22, 2021. We built a cross functional commercial team and infrastructure and launched FYARRO for advanced malignant PEComa in the United States in the first quarter of 2022.
•Establish capabilities and/or partnerships outside the United States to effectively commercialize and maximize the value of FYARRO.
We have built capabilities in the United States to commercialize FYARRO. Outside the United States, we intend to selectively evaluate strategic partnerships with partners whose development and commercial capabilities complement our own.
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

Figure 1 – mTOR Pathway

mTOR Signaling Pathway
PDK1
LKB1 (STK11)
Akt
Ras
Raf
MEK
AMPK
ERK
TSC1/ TSC2
Rheb
mTOR
Raptor
S6K
4EBP1
Frequently mutated in cancer and/or validated target

Currently approved mTOR inhibitors are limited in their applicability due to poor and variable absorption of the oral drugs (sirolimus and everolimus) or variable conversion from prodrug to active drug (temsirolimus) and premedication requirements (temsirolimus). These drugs have a narrow therapeutic index and a reduction from the labelled dose can result in decreased efficacy. Preclinical study comparisons with FYARRO showed significantly higher tumor uptake, greater downstream mTOR target suppression and increased suppression of tumor growth for FYARRO compared to the oral mTOR inhibitors. A literature comparison of the clinical pharmacokinetic profiles of the drugs shows that FYARRO has a longer half-life, higher peak blood concentration and greater total exposure than the other approved mTOR inhibitors. FYARRO is administered in cycles that are given weekly for two weeks followed by a week off and does not require therapeutic monitoring to ensure adequate blood levels.
Nanoparticle Albumin-Bound (nab) Technology
The nanoparticle albumin-bound, or nab, technology was created and developed by Neil Desai, our founder and Executive Chairman, and former colleagues while at Abraxis Bioscience, LLC. This technology takes advantage of the protein albumin, a natural carrier of water insoluble molecules (e.g., various nutrients, vitamins and hormones) found in humans. Due to various active and passive transport processes in the body, albumin can accumulate preferentially in different tissues including tumors, areas of inflammation, or areas of tissue remodeling, i.e., at sites of disease. The nab technology takes advantage of these transport properties of albumin and its affinity of binding to certain drug molecules to increase the efficiency with which these molecules may be brought to these sites of disease. The first clinical and commercial validation of this technology is BMS's Abraxane®, which is approved in the United States and worldwide for the treatment of breast cancer, non-small cell lung cancer and pancreatic cancer. Abraxane has generated greater than $1.0 billion of sales in the United States every year since 2018 until its loss of market exclusivity in 2022.
We are applying the nab technology to the molecule sirolimus, a potent inhibitor of the mTOR pathway that is hindered in large part by a poor pharmacologic profile (e.g., poor and variable absorption with incomplete target suppression). The relevance of albumin transport in cancer has been extensively studied and albumin is known to accumulate in tumor tissues due to the leaky capillary system within the tumor, defective lymphatic drainage of tumors, and active caveolae-mediated transport across tumor blood vessel endothelium. In addition, albumin can be taken up by proliferating tumor cells via endocytosis and macropinocytosis, then catabolized by lysosomal degradation to support de novo protein synthesis, energy, and tumor growth. Ultimately, nab technology allows FYARRO to take advantage of albumin transport pathways to accumulate at high levels in tumors and deliver sirolimus directly to cancer cells where it can effectively inhibit mTOR. The accumulation of albumin in tumors can be easily visualized by using evans blue dye which has a high affinity for albumin. Intravenous injection of albumin-evans blue complex in animals bearing tumors resulted in rapid accumulation of the complex within the tumors which could be easily visualized a few hours after injection. Similarly, a fluorescent labelled albumin when injected into human glioblastoma patients 24-48 hours before surgery resulted in excellent visualization of the tumors during surgery under fluorescent light and allowed the complete resection of the tumor margins in the majority of the patients treated.
Figure 2 – Albumin Accumulation
Our Product
FYARRO® (sirolimus protein-bound particles for injectable suspension (albumin-bound))
FYARRO is a form of sirolimus bound to albumin. Sirolimus is a potent inhibitor of the mTOR biological pathway and inhibits downstream signaling from mTOR, the activation of which can promote tumor growth. FYARRO is composed of nanoparticles of sirolimus bound to human albumin with an average size less than 100 nanometers. An artist’s impression of these nanoparticles is shown below.
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
We are studying FYARRO in cancers with known mTOR pathway activation, including indications targeting specific genomic alterations that activate the mTOR pathway, such as our trial to evaluate adult patients with functional or non-functional, well-differentiated, locally advanced unresectable or metastatic NETs of the GI tract, lung, or pancreas who have received ≤2 prior lines of therapy excluding somatostatin (SSTa). We have additional ongoing studies evaluating FYARRO in combination with other targeted agents, such as our study to evaluate the efficacy and safety of the combination of FYARRO with letrozole for the treatment of advanced or recurrent EEC and our current collaboration with Mirati to evaluate the combination of Mirati’s adagrasib, a KRASG12C selective inhibitor, and FYARRO in KRASG12C mutant non-small cell lung cancer (NSCLC) and other solid tumors. Our ongoing studies are summarized in the figure below.

Figure 5 – Pipeline

Aadi Bioscience Advanced Oncology Development Pipeline

	Populations	Phase 1	Phase 2	Approved	Current Status
TSC1 and *TSC2* Genetically Driven Tumors	Fyarro Advanced malignant PEComa, AMPECT Clinical Trial	Single Agent			First FDA approved therapy for advanced malignant PEComa
	PRECISION1 Pan-Tumor *TSC1* / *TSC2* Inactivating Alterations	*TSC1* Arm, Single Agent *TSC2* Arm, Single Agent			Registration directed tumor-agnostic pivotal study of *nab*-sirolimus with independent arms for *TSC1* or *TSC2* inactivating alterations; open for enrollment
Other mTOR-driven Tumors	Advanced or recurrent endometrial cancer	*nab*-sirolimus + letrozole			Trial combining *nab*-sirolimus with letrozole for patients with endometrioid-type endometrial carcinoma; open for enrollment
	Neuroendocrine tumors (NETs)	Single Agent			Utilizing *nab*-sirolimus as a monotherapy in neuroendocrine tumors; open for enrollment
	Advanced solid tumors or NSCLC with *KRAS*^{G12C} mutation	*nab*-sirolimus + adagrasib			Ongoing collaboration with MIRATI THERAPEUTICS Open for enrollment

Evaluation of additional new single agent and combination trials ongoing

7

Aadi bioscience

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
FYARRO is the first FDA approved treatment specifically for malignant PEComa. The disease is often treated with the cytotoxic chemotherapy regimens used in soft tissue sarcomas, which have shown only modest benefit for malignant PEComa. PEComas commonly show evidence of mTORC1 activation due at least in part to loss-of-function mutations in or deletions of the TSC1 or TSC2 genes. In a retrospective analysis, patients with malignant PEComa treated with available mTOR inhibitors (mTORi, sirolimus, everolimus, and temsirolimus) benefited from treatment suggesting that mTORC1 inhibition may be a promising therapeutic approach for malignant PEComa. As a result, available mTOR inhibitors may also be used to treat malignant PEComa.
In May 2021, we completed the filing of a rolling NDA for FYARRO to the FDA for approval to treat patients with advanced malignant PEComa. The NDA was based on results from AMPECT, our Phase 2 registration-directed study in advanced malignant PEComa, which met its primary endpoint. In advanced malignant PEComa, other than FYARRO, there are no existing FDA approved therapies or drugs that have been studied in prospective clinical trials. Following FDA approval, the National Comprehensive Cancer Network (“NCCN”) Sarcoma panel included FYARRO as the only preferred regimen for treatment of malignant PEComa.
On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net product sales of $24.4 million and $15.2 million for the years ended December 31, 2023 and 2022, respectively.
FYARRO - Ongoing Clinical Development
FYARRO in TSC1 and TSC2 inactivating alterations (PRECISION1 Clinical Trial)
PRECISION1 is a registration-directed tumor-agnostic Phase 2 study of FYARRO in patients with TSC1 and TSC2 inactivating alterations that is based on evidence of activity seen in patients with TSC1 and TSC2 inactivating alterations from the completed AMPECT trial (presented at the Connective Tissue Oncology Society (CTOS) Annual Meeting in

2020) and our expanded access program (presented at the ASCO Annual Meeting in 2021). We have completed a Type B meeting with the FDA in which we discussed the trial design with the FDA. The PRECISION1 trial opened for enrollment in the United States during the first quarter of 2022 and the first patient was dosed in March 2022.
The TSC1 and TSC2 genes encode for proteins that form a tumor suppressor complex that down regulates mTORC1 activity. Inactivating alterations in the TSC1 or TSC2 genes can result in activation of mTORC1. TSC1 or TSC2 alterations have been reported across a broad range of cancer types. Real-world next-generation sequencing analysis of nearly 440,000 patients with advanced cancer showed that TSC1 or TSC2 known or likely pathogenic alterations occurred in approximately 2% of all solid tumors (see chart titled “TSC1 and TSC2 Inactivating Alterations Represent Significant Opportunity Across Common Cancer Types” below). While there are no therapies approved specifically for TSC1 or TSC2 alterations, numerous case reports show durable responses to mTOR inhibition in patients with these alterations.
Figure 6 - TSC1 and TSC2 Prevalence

Real-World Analysis of *TSC1* and *TSC2* Patient Population[1]

- **Next generation sequencing (NGS) of nearly 440,000 cancer patients** from the Foundation Medicine database
- **2% of patients have known or likely inactivating alterations in *TSC1* or *TSC2***
- Based on extrapolation from SEER database, ~**16,000 new cancer cases each year would have actionable *TSC1* or *TSC2* alterations**

Alteration Split
Patients (n=16,000)

TSC2
7,500
TSC1
8,500

Tumor Clusters
% Patients (n=16,000)

Thoracic
25%
Other
24%
Genito-urinary
26%
Gastro-intestinal
25%

Approximately 16,000 patients with *TSC1* or *TSC2* inactivating alterations across varying tumor types represent a potential multi billion-dollar total addressable market in *each* alteration

[1] Kwiatkowski, MD. Inactivating TSC1 and TSC2 alterations, co-mutations, and genomic instability in advanced cancers: Analysis of a real-world (RW) patient population using the Foundation Medicine genomic database. Poster presented at: EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium (ENA). Boston, MA; October 11-15, 2023
Note: Methodology to determine TAM consists of applying FMI RW data (TSC1/2 mutation frequency) presented at AACR-NCI-EORTC and incident cancer volume for solid tumors in the SEER database (2023)

13

AADI bioscience

On December 14, 2023, we reported results from a planned interim analysis on the first third of participants in the PRECISION1 trial. The interim analysis included data from the first third of trial participants (n=40) with a minimum of

4.5 months of follow-up, including investigator-assessed response and safety analyzed separately in each of the TSC1 and TSC2 arms. Nine different tumor types were enrolled in the TSC1 arm and 13 tumor types were enrolled in the TSC2 arm.
Table 1 - PRECISION1 Interim Analysis Tumor Types
With respect to the efficacy of nab-sirolimus in patients with tumors harboring pathogenic inactivating alteration in TSC1, of the 22 patients enrolled, 19 patients received ≥ 1 post baseline scan and were evaluable for efficacy. Observations included:
•a 26% Overall Response Rate (ORR) including 5 partial responses (PR) with 4 confirmed responses and 1 unconfirmed response (uPR). The patient with uPR remains on treatment and is awaiting a confirmatory scan;
•9 patients had stable disease (SD), 3 of which were greater than or equal to six months in duration, resulting in a clinical benefit rate of 42% (5 PR + 3 SD ≥ 6 months);
•patients were heavily pre-treated with median of 3 prior lines of therapy;
•median time to response was 1.4 months and all responses were ongoing at time of data cutoff;
•responses were seen across four different epithelial carcinomas; and
•60% of responders experienced > 50% tumor reduction.
With respect to the efficacy of nab-sirolimus in patients with tumors harboring pathogenic inactivating alteration in TSC2, of the 18 patients enrolled, all 18 patients received ≥ 1 post baseline scan and were evaluable for efficacy. Observations included:
•An 11% ORR including 2 PRs with 1 confirmed and 1 uPR;
•12 patients had SD, 3 of which were greater than or equal to six months resulting in a clinical benefit rate of 28% (2 PR + 3 SD ≥ 6 mos);
•Patients were heavily pre-treated with median of 3.5 prior lines of therapy; 50% had ≥ 5 prior lines of therapy; and
•Responses were seen in one epithelial carcinoma and one sarcoma.
No new safety signals were observed, and no grade four treatment-related events or deaths occurred. One patient discontinued the study due to grade two pneumonitis that completely resolved after discontinuation of therapy. Across both arms, the safety profile was consistent with the nab-sirolimus label and the mTOR inhibitor drug class.
As of December 2023, 80 patients were enrolled in the PRECISION1 trial, supporting the two-thirds interim analysis that we expect in the third quarter of 2024. The ORR analysis in two-thirds interim analysis cohort will be based on independent radiological review with a minimum of six months of follow-up for all patients. We expect the trial to be fully enrolled by May 2024 and completed by the end of 2024, with results anticipated in early 2025.
FYARRO in endometrial cancer
In August 2023, we announced the expansion of our FYARRO clinical pipeline through the further investigation of mTOR pathway inhibition by studying FYARRO in endometrioid endometrial cancer (EEC). We are currently enrolling patients in a Phase 2 open-label, multi-institutional study to evaluate the efficacy and safety of the combination of FYARRO with letrozole for the treatment of advanced or recurrent EEC.
Endometrial cancer is the most common cancer of the female reproductive organs, with an estimated 10,000 cases of EEC diagnosed annually in the United States. The mTOR pathway is known to be activated in many cases of endometrial cancer; approximately 93% of EEC patients have mutations in the PI3k/AKT/mTOR pathway. In previous clinical trials, mTOR inhibitor everolimus in combination with letrozole (an anti-estrogen agent) has demonstrated efficacy in the EEC population.
FYARRO in neuroendocrine tumors
In August 2023, we also announced the study of FYARRO in neuroendocrine tumors (NETs). We are currently enrolling a Phase 2 multicenter, open-label, single-arm trial to evaluate FYARRO in adult patients with functional or non-functional, well-differentiated, locally advanced unresectable or metastatic NETs of the GI tract, lung, or pancreas who have received ≤2 prior lines of therapy, excluding somatostatin analogs (SSTa).
NETs develop from neuroendocrine cells found in various organs throughout the body, including the pancreas, gastrointestinal tract, and lung, with approximately 3,500 cases diagnosed annually in the United States. While NETs are slow growing, they may result in a variety of severe symptoms, including pain, organ dysfunction, and in the case of functional (hormone secreting) NETs, intractable diarrhea, refractory gastric ulcers, or uncontrolled glucose levels that may respond poorly to treatment. While everolimus is approved for NETs based on a progression free survival benefit over placebo, we believe, based in part on everolimus's preclinical studies results, that there is an opportunity for nab-sirolimus to provide enhanced therapeutic benefit.
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
FYARRO - Historical Clinical Development
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
Figure 9 shows the target tumor responses (waterfall plot). One patient with a primary renal PEComa metastatic to the lungs and lymph nodes had a PR for 10 months that converted to a CR. Responses were independent of the primary site and were observed in tumors originating in the uterus (3), kidney (3), retroperitoneum (2), pelvis (2), liver (1), and small bowel (1). Notably, 43% (3/7) of patients with uterine PEComa had a partial response. Responses were also observed in 3/4 patients who had previously received chemotherapy.
Figure 7 – Waterfall plot of Maximum Reduction in Target Lesions, Two-year Follow-up (Wagner et al., JCO 2021)
*A patient with unconfirmed PR is considered having SD as best response (trial required confirmation of responses per RECIST v1.1). Additionally, a patient with a complete response of target tumor reduction had a PR as best response because of unresolved nontarget lesions at the 2-year data cutoff (Wagner et al, JCO 2021); however, this patient later achieved a confirmed complete response (FYARRO Prescribing Information).
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

Table 2 – Treatment-related adverse events

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
TSC1 and TSC2 Alterations. An exploratory mutational analysis was conducted on patients treated with FYARRO in the AMPECT study in advanced malignant PEComa. In 25 patients with available mutational analysis, TSC1 or TSC2 alterations were found in 14 patients (56%). In this subset of patients with TSC1 or TSC2 alterations, the response rate was 64% (9/14) (Figure 10). In particular, TSC2 mutations were significantly associated with response (89% of patients) to FYARRO.

Figure 8 – Spider plot demonstrating change in the sum of target tumor measurements over time, based on mutation status based on exploratory mutational analysis conducted on patients treated with FYARRO in the AMPECT study.
*Arrowheads indicate patients who were still on treatment
FYARRO in patients with prior mTOR inhibitors
A post hoc electronic medical record review provided evidence of clinical benefit of nab-sirolimus in patients with malignant PEComa who had progressed or failed prior mTOR inhibitor treatment: 25% achieved a response (duration of response range: 1.3+–25.2+ months, 3 ongoing), and 50% had stable disease as best response as best response. Of patients with TSC1 or TSC2 inactivating alterations, 44% had a response.
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
Our commercial success depends, in part, upon our ability to obtain and maintain patent and other proprietary protection for FYARRO and other commercially important technologies, inventions, and know-how related to our business, defend and enforce our intellectual property rights, in particular, our patent rights, preserve the confidentiality of our trade secrets, and operate without infringing valid and enforceable intellectual property rights of others.
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
We own or exclusively license twelve (12) issued patents in the United States as well as issued patents in other countries. With respect to our licensed patents, we have exclusive, sublicensable rights to certain patents and patent applications relating to FYARRO under our license agreement with BMS. As of December 31, 2023, we licensed five (5) issued U.S. patents with composition of matter and method of use claims covering FYARRO. The first issued U.S. patent is expected to expire in 2029, and the other four are expected to expire in 2030, 2036, 2036 and 2040, respectively. In addition, we licensed related patents in Europe, Australia, North America, South America, and Asia that are expected to expire between

2026 and 2037. We also own or licensed many pending U.S. applications and related pending applications in Europe, Australia, North America, South America, Africa, and Asia.
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
Commercial Operations
We have built a cross-functional commercial organization and infrastructure to support the commercialization of FYARRO for advanced malignant PEComa in the United States and will continue to evaluate potential partners in markets outside the United States. We have an experienced oncology commercial team including marketing, commercial operations and sales personnel to promote FYARRO to physicians who are prescribers of treatments for advanced malignant PEComa. We have assembled a network of specialty distributors and a specialty pharmacy to distribute FYARRO across multiple sites of care in the United States. Additionally, the sales and marketing teams manage relationships with key accounts such as managed care organizations, group purchasing organizations, hospital systems, physician group networks, and government accounts.
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

Many of the companies against which we are competing or which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
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
Competition for FYARRO in TSC1 and TSC2 Inactivating Alterations
For TSC1 or TSC2 inactivating alterations, there are no existing FDA approved drugs. If FYARRO receives marketing approval, it may face competition from available mTOR inhibitors including sirolimus, everolimus, and temsirolimus or other drug candidates in clinical trials that target the mTOR pathway, such as dual mTORC1/2 inhibitors or other next-generation mTOR inhibitors.
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
To date, we have obtained drug substance and drug product from third-party manufacturers to support pre-clinical and clinical testing of FYARRO. On January 13, 2022, we entered into a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as amended effective as of August 1, 2022 (the “Fresenius Agreement”), with Fresenius Kabi, LLC (“Fresenius Kabi”) pursuant to which Fresenius Kabi will manufacture FYARRO for us, and we will purchase FYARRO as a finished drug product from Fresenius Kabi, on a purchase-order basis. The Fresenius Agreement is effective through March 31, 2024 (or such later date as may be agreed between the parties in writing) and we are currently negotiating an extension to such agreement. Under the Fresenius Agreement, we may purchase FYARRO for either clinical or commercial purposes for use in the United States and Canada. We have a fully validated commercial manufacturing process in place for FYARRO at the Fresenius Kabi's Grand Island Manufacturing facility. We are evaluating options with Fresenius Kabi to create redundant supply of FYARRO. In addition to manufacturing, Fresenius Kabi will perform specified labeling, packaging and serialization activities in respect of FYARRO for our benefit. The price of FYARRO is fixed, subject to the ability of Fresenius Kabi to increase pricing under specified circumstances. We have an obligation to purchase certain minimum quantities of FYARRO. Failure to purchase those minimum quantities will result in an additional payment from us to Fresenius Kabi.
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
Generally, before a new drug can be marketed, considerable data must be generated which demonstrate the drug’s quality, safety, and efficacy. Such data must then be organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.
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
In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality, or other clinical endpoint and to submit promotional materials for preapproval and pre-use review, which could adversely impact the timing of the commercial launch of the product. In addition, the drug may be subject to accelerated withdrawal procedures. The Food and Drug Omnibus Reform Act made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.
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
The Medicaid Drug Rebate Program (“MDRP”) requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the MDRP, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate percentage on most branded prescription drugs of average manufacturer price (“AMP”) and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, creating a new methodology by which rebates owed are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990. The American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufactures pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business.
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

In recent years, additional laws have resulted in direct or indirect reimbursement reductions for certain Medicare providers. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2032, unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws, and future state and federal healthcare reform measures, as discussed further below, may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any indication of FYARRO for which it may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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
U.S. Healthcare Reform
The ACA has had a significant impact on the healthcare industry. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the MDRP are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increased the minimum Medicaid rebates owed by manufacturers under the MDRP and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. The American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business.
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
In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. There are important exemptions to Maximum Fair Price including medications that are orphan drug designated and approved, for only one rare disease, and drugs with low Medicare spend as defined by CMS. In an effort to curb Medicare patients’ out-of-pocket costs for prescription drugs, the Part D redesign legislation requires manufacturers to contribute to the catastrophic coverage phase for Part D Drugs, as discounts through a manufacturer discount program. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Furthermore, any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any of the product candidates for which we receive approval. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida.
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
•analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require pharmaceutical manufacturers to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers; foreign and state laws, including the EU General Data Protection Regulation

(“GDPR”) and a version of the GDPR adopted in the United Kingdom (“UK GDPR”), and state laws and regulations, including general legislation such as the California Consumer Protection Act (“CCPA”), and sector- or subject matter-specific laws and regulations, governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.
The scope and enforcement of each of these laws are uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations, and we could also be subject to claims, demands, and litigation initiated by private individuals or entities related to these matters. If our operations, including those of our contractors or agents who conduct business for or on our behalf, are alleged or found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight, and reporting obligations if we becomes subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is alleged or found to be not in compliance with applicable laws, they may be subject to similar actions, penalties, and sanctions, which may also adversely affect our business. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.
Privacy and Data Protection Laws
We are subject to laws and regulations covering data privacy and the protection of health-related and other personal information. Federal, state, and foreign laws also govern the privacy and security of health information in some circumstances. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations also impose obligations on covered entities such as health insurance plans, healthcare clearinghouses, and certain health care providers and their respective business associates and their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, State data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts in states or jurisdictions we conduct business. For example, in 2020, California enacted the CCPA, which created new individual privacy rights for California consumers, as defined in the law, and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020. It was further amended and supplemented by the California Privacy Rights Act, which became effective on January 1, 2023, and imposes additional privacy and security obligations on companies doing business in California. While there is currently an exception in the CCPA for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, numerous other states have enacted legislation similar to the CCPA, and several states have enacted other privacy and security legislation, such as Washington’s My Health, My Data Act, which includes a private right of action. The CCPA and such other new and evolving legislation may impact our business activities significantly, and these and other applicable state and foreign privacy laws, as well as uncertain changes in future regulation and legislation, could impact our business strategies, increase our potential liability, increase our compliance costs, and adversely affect our business.
The collection and use of personal health data in the European Union are governed by the GDPR and applicable member state legislation. The GDPR and related member state legislation impose several requirements relating to consent of the individuals to whom the personal data relates, information provided to the individuals, and the security and confidentiality of personal data. Legislation similar to the GDPR, the UK GDPR, also has been adopted in the United Kingdom. The GDPR and UK GDPR also impose strict rules on the transfer of personal data out of the European Union and United Kingdom, respectively, to the U.S. Both the GDPR and UK GDPR provide for substantial fines for noncompliance. Failure to comply with the requirements of the GDPR, UK GDPR, or data protection laws of European Union member states may result in fines and other administrative penalties. The GDPR and UK GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms in an effort to achieve and maintain compliance with their obligations. This may be onerous and adversely affect our business, financial condition, results of operations, and prospects.
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
Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the EU on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remains applicable to the United Kingdom and ended on December 31, 2020. Although the United Kingdom is no longer a member of the EU, EU law remains applicable in Northern Ireland, as set forth in the Protocol on Ireland and Northern Ireland and as amended by the Windsor Framework, which will be implemented in Northern Ireland on January 1, 2025. There are a number of new marketing authorization routes available in the United Kingdom, Great Britain (England, Scotland and Wales) or Northern Ireland, in addition to the national procedure. As with the EU position, a company can only start to market a medicine in the United Kingdom once it has received a marketing authorization. The main legislation that applies to clinical trials in the United Kingdom is the United Kingdom Medicines for Human Use (Clinical Trials) Regulations 2004, which transposes the Clinical Trials Directive into domestic law. Consequently, the requirements and obligations that relate to the conduct of clinical trials in the UK currently remain largely aligned with the EU position. It is unclear how future regulatory regime in the United Kingdom will impact regulations of products, manufacturers, and approval of product candidates in the United Kingdom.
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
As of December 31, 2023, we had 89 full-time or part-time employees. Of these employees, 55 employees are engaged in research and development activities and 34 employees are engaged in selling, general and administrative activities. In February 2024, we reduced our workforce by 12 employees, primarily related to restructuring of our commercial, medical affairs and corporate support functions. Following the restructuring, as of March 4, 2024, we had 74 full-time or part time employees, with 50 and 24 of these employees engaged in research and development activities and in selling, general and administrative activities, respectively. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.
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
•Our stock price is volatile.
Risks Related to Our Business, Financial Condition and Capital Requirements
We are a commercial-stage biopharmaceutical company, have a limited operating history and have a single product approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.
We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have a single product, FYARRO, approved for commercial sale by the FDA in November 2021 and launched commercially in the United States for treatment of advanced malignant PEComa in February 2022. We generated net product sales for FYARRO of $24.4 million and $15.2 million for the years ended December 31, 2023 and 2022, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.
To date, we have devoted substantially all of our resources to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, the commercialization of FYARRO, hiring personnel, raising capital and providing general and administrative support for these operations. We conducted a Phase 2 registrational study of FYARRO (“AMPECT" trial) for PEComa and completed a rolling New Drug Application (an “NDA”) submission for FYARRO in May 2021. The U.S. Food and Drug Administration (the “FDA”) accepted our NDA in July 2021 and approved FYARRO for the treatment of advanced malignant PEComa in November 2021.
Based on the AMPECT trial and data for FYARRO in other solid tumors with TSC1 and TSC2 inactivating alterations, and following discussions with the FDA, we opened enrollment for our registration-directed tumor-agnostic Phase 2 trial (“PRECISION1 trial”) in malignant solid tumors harboring TSC1 or TSC2 inactivating alterations in the first quarter of 2022. In addition, we are currently enrolling patients in (i) a Phase 2 open-label, multi-institutional study to evaluate the efficacy and safety of the combination of FYARRO with letrozole for the treatment of advanced or recurrent endometrioid-type endometrial cancer ("EEC"), (ii) a Phase 2 multicenter, open-label, single-arm trial to evaluate adult patients with functional or non-functional, well-differentiated, locally advanced unresectable or metastatic neuroendocrine tumors ("NETs") of the GI tract, lung, or pancreas who have received ≤2 prior lines of therapy excluding somatostatin analogs (SSTa). In addition, in October 2022, we entered into a collaboration and supply agreement with Mirati Therapeutics, Inc.

(“Mirati”) to evaluate the combination of Mirati’s adagrasib (KRAZATI®), a KRASG12C selective inhibitor, and FYARRO in KRASG12C mutant non-small cell lung cancer ("NSCLC") and other solid tumors. Under the terms of the agreement, Mirati is responsible for sponsoring and operating the Phase 1/2 study and we will supply study drug and jointly share the cost of the study.
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
We have incurred significant net losses since our inception, have only recently begun to generate revenue from product sales and have financed our operations principally through private placements and public offerings of our securities, federal grants and proceeds from licenses. Our net losses were $65.8 million and $60.5 million for the years ended December 31, 2023 and 2022, respectively. We had an accumulated deficit of $269.0 million and $203.2 million as of December 31, 2023 and 2022, respectively. These losses have resulted primarily from costs incurred in connection with research and development activities, costs incurred in connection with commercializing FYARRO and general and administrative costs associated with our operations. We have only one product approved for commercial sale which generated net product sales of $24.4 million and $15.2 million for the years ended December 31, 2023 and 2022, respectively, and we continue to incur significant selling, general and administrative expenses as well as research and development expenses related to our ongoing operations. As a result, we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of commercializing FYARRO, research and development, including identifying and designing additional product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for FYARRO and any future product candidates. We expect our expenses, and the potential for losses, to increase substantially as we commercialize FYARRO, continue to conduct clinical trials of FYARRO and seek to expand our pipeline. The amount of our future expenses and potential losses is uncertain.
Even if we succeed in commercializing FYARRO for its approved advanced malignant PEComa indication, and if we succeed in receiving regulatory approval for and commercializing FYARRO in additional indications and any future product candidates, we expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. The net losses we incur may fluctuate significantly from quarter-to-quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our revenues and expenses. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our working capital, our ability to fund the continued commercialization of FYARRO, the development of FYARRO for additional indications and any future product candidates, our ability to achieve and maintain profitability and the performance of our stock price.
Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of FYARRO and other product candidates that we may develop in the future.
We have one product approved for commercialization in the United States, FYARRO, for the treatment of advanced malignant PEComa, which was approved by the FDA in November 2021 and launched commercially in the United States in February 2022. Our ability to generate substantial product sales sufficient to achieve profitability depends on our ability, alone or with strategic collaboration partners, to obtain the regulatory and marketing approvals necessary to successfully complete discovery, development and eventual commercialization of additional indications (such as TSC1 and TSC2) or any future product candidates, and commercialize FYARRO or any other future product candidates, if approved, in foreign jurisdictions. We do not anticipate generating revenue from product sales significant enough to achieve profitability for the foreseeable future. Our ability to generate future revenue and achieve profitability depends significantly on our ability, or any current or future collaborator’s ability, to achieve several objectives, including, but not limited to:
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
•maintaining a commercially viable supply of, and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for FYARRO or any other product candidates that we may develop in the future, if approved;
•completing development activities, including clinical trials for FYARRO for TSC1 and TSC2, successfully and on a timely basis;
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect this will continue as a result of our ongoing and planned activities, particularly as we seek additional regulatory approval of FYARRO for additional indications, and the continued commercialization of FYARRO for its approved indication (advanced malignant PEComa). Our expenses could increase beyond our current expectations if we are required by the FDA, the European Medicines Agency (the “EMA”) or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate, or if there are any delays in any of our clinical trials or the development of any future product candidates. Other unanticipated costs may also arise. In addition, even if we obtain regulatory approval for additional indications for FYARRO or any other product candidates that we may develop in the future, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution activities and ongoing compliance activities. Although we launched FYARRO commercially for advanced malignant PEComa in February 2022, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully commercialize FYARRO for the advanced malignant PEComa indication or complete the development and, if approved, commercialize FYARRO for any additional indications, or any other product candidates we may develop in the future. Upon receiving regulatory approval for FYARRO from the FDA in November 2021, we are only permitted to market or promote FYARRO for the advanced malignant PEComa indication, and not for any other indication, or any other product candidate, in the United States. In addition, we have incurred, and will continue to incur, additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.
As of December 31, 2023, we had $108.8 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments will enable us to fund our planned operating expenses and capital expenditures into the fourth quarter of 2025. Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
We plan to use our cash, cash equivalents and short-term investments to fund the continued commercialization of FYARRO for the advanced malignant PEComa indication, ongoing and planned clinical trials of FYARRO for other indications such as the TSC1, TSC2, EEC and NETs indications, for manufacturing operations and to fund our other research for other product candidates and development activities, as well as for working capital and other general corporate purposes. Advancing the development of FYARRO in additional indications and any future product candidate will require a significant amount of capital. Our existing cash, cash equivalents and short-term investments will not be sufficient to fund all of the activities that are necessary to complete the development of FYARRO and any future product candidates.
We will be required to obtain further funding to support our continuing operations through public or private equity offerings, debt financings, third-party funding, marketing and distribution arrangements, collaborations with third parties and licensing arrangements or other sources or a combination of these approaches, which may dilute our stockholders or restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to further develop and commercialize FYARRO or any other product candidates we may develop in the future, if approved. Adequate additional financing may not be available to us in sufficient amounts or on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder and the possibility of such issuance may cause the market price of our shares to decline. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect the conduct of our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to certain of our technologies or our product candidates, or grant licenses on terms that are not favorable to us, which may have a material adverse effect on our business, operating results and prospects. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from rising inflation and interest rates, monetary policy changes, the COVID‑19 pandemic, the conflicts in Ukraine and the Middle East, and otherwise. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
We have only one commercial product that has launched, completed development and been approved by the FDA, FYARRO for advanced malignant PEComa. Our future success is dependent on our ability to successfully commercialize FYARRO, and to timely and successfully obtain regulatory approval for additional indications for FYARRO. We are investing the majority of our efforts and financial resources to continue commercialization of FYARRO for the advanced malignant PEComa indication and in the research and development of FYARRO for multiple additional indications.
In May 2021, we completed the filing of a rolling NDA for FYARRO to the FDA for approval to treat patients with advanced malignant PEComa, and the FDA accepted our NDA in July 2021 and approved FYARRO for advanced malignant PEComa in November 2021. Our NDA was based on results from our AMPECT trial, which involved patients for whom there were no approved therapies in the United States. FYARRO will require additional clinical development, expansion of manufacturing capabilities, regulatory approval from foreign regulatory authorities in jurisdictions outside of the United States where we plan to market FYARRO for advanced malignant PEComa and potentially in additional indications, if approved, substantial investment and significant marketing efforts before we can generate any substantial revenues from product sales. We are not permitted to market or promote FYARRO for any non-PEComa indications, until we receive regulatory approval from the FDA and comparable foreign regulatory authorities for any such additional indication, and we may never receive such regulatory approvals.
The success of FYARRO will depend on several factors, including the following:
•the efficacy and safety of FYARRO in a larger number of patients in a non-clinical trial setting than those demonstrated in our clinical trials;
•the effectiveness of our sales, marketing and distribution efforts;
•the maintenance of existing, or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for sufficient commercial supplies and additional clinical development of FYARRO;
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
In addition to advanced malignant PEComa, based on exploratory data from the completed AMPECT trial and data for FYARRO in other solid tumors with TSC1 and TSC2 inactivating alterations, we initiated PRECISION1, our registration-directed tumor-agnostic Phase 2 study of FYARRO in patients with malignant solid tumors harboring TSC1 or TSC2 alterations. We completed a Type B meeting with the FDA in which we discussed the trial design. The PRECISION1 trial is ongoing, with the first patient dosed in March 2022. On December 14, 2023, we announced results from an interim analysis on the first third of participants in the PRECISION1 trial. The trial is expected to be completed by the end of 2024 with results anticipated in early 2025. For more information regarding the PRECISION1 trial, including the interim analysis, see Part I, Item 1 (Business). Our product development costs could increase if we experience delays. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize FYARRO or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on FYARRO and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of additional clinical development of FYARRO include, among other things:
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
We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, and we could face potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of our current or any future collaborators. If we are not successful with respect to one or more of these factors, we could experience significant delays or an inability to successfully commercialize FYARRO for multiple indications in a timely manner or at all, which would materially harm our business. If we do not receive regulatory approvals for FYARRO in additional indications or for other product candidates, we may not be able to continue our operations.

In addition to FYARRO, our prospects depend in part upon discovering, developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.
Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and/or commercialize product candidates other than FYARRO. Prior to initiating clinical trials with product candidates, we will need to file an IND or similar application to the FDA or regulatory authorities in other jurisdictions. We may not be able to file future INDs for product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that result in the suspension or termination of clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory clearance for our trials may prevent us from developing product candidates on a timely basis, if at all. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical studies or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.
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
Even though FYARRO is approved for advanced malignant PEComa, it may never achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, and we may not generate or derive sufficient revenue from that product and our financial results could be negatively impacted. Before granting reimbursement approval, healthcare payors may require us to demonstrate that FYARRO or any other product candidates that we may develop in the future, in addition to treating target indications, also provide incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of FYARRO or any other product candidates that we may develop in the future may require significant resources and may never be successful.
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
There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to prescription drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021 (the “American Rescue Plan”), the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such laws now that we have begun commercialization for FYARRO or, after obtaining regulatory approval, any of our other product candidates that we may develop in the future. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize FYARRO or any other product candidates that we may develop in the future if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
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
If we are unable to establish or sustain coverage and adequate reimbursement for FYARRO or any other product candidates that we may develop in the future, if approved, from third-party payors, the adoption of FYARRO or those other products if approved, the prices of FYARRO or those other products, if approved, and sales revenue from FYARRO or those other products if approved will be adversely affected, which, in turn, could adversely affect the ability to market or sell FYARRO or any other product candidates that we may develop in the future, if approved. Moreover, coverage policies and third-party payor reimbursement rates, including those of government payors, may change at any time and it is unclear what effect legislative, executive, and administrative actions and any future healthcare measures and agency rules will have on the number of covered individuals. Even if favorable coverage and reimbursement status is attained for FYARRO or one or more product candidates that we may develop in the future for which we receive regulatory approval, it is possible that less favorable coverage policies and reimbursement rates may be implemented in the future.
We may not be able to obtain FDA approval of any future NDA for FYARRO or any other product candidates we may develop in the future.
The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to FYARRO and any other product candidate that we may develop in the future are subject to extensive regulation in the United States. Prior to the approval of our NDA for FYARRO for advanced malignant PEComa, we had not submitted an application for approval or obtained FDA approval for any product.
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
From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as our interim analysis on the first third of participants in the PRECISION1 trial, which was announced on December 14. 2023. See Part I, Item (Business) for more information regarding the PRECISION1 interim analysis. Preliminary data is based on a preliminary analysis of then available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report tumor responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit, independent radiographic or clinical review, and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.
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
We may not be able to initiate or continue clinical trials for FYARRO or any future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Orphan indications, in particular, have small populations, and it may be difficult for us to locate and enroll sufficient patients in trials for orphan-designated indications. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to identify and enroll eligible patients for clinical trials may be limited or may result in slower enrollment than we anticipate. For instance, patients for our trials for the TSC1 and TSC2 study are screened using genomic information to identify alterations in the TSC1 or TSC2 genes and utilizing such criteria and/or certain highly specific criteria related to the cancer sub-types may limit patient populations eligible for our clinical trials. In particular, because we are focused on patients with specific genetic alterations for certain of our development programs, our ability to enroll eligible patients may be limited or may result in slower enrollment than anticipated. For example, with respect to FYARRO, we cannot be certain how many patients will harbor the TSC1 or TSC2 alterations that FYARRO is designed to target or that the number of patients enrolled for each alteration will suffice for regulatory approval and inclusion of each such alteration in the approved label. We may also engage third parties to develop companion diagnostics for use in our clinical trials, but such third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying patients with the targeted genetic alterations for our clinical trials. If our strategies for patient identification prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for FYARRO.

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
We intend to develop FYARRO and potentially other product candidates, in combination with one or more currently approved or unapproved therapies to treat cancer or other diseases. For example, in October 2022 we entered into a collaboration and supply agreement with Mirati to evaluate the combination of Mirati’s adagrasib (KRAZATI®), a KRASG12C selective inhibitor, and FYARRO in KRASG12C mutant NSCLC and other solid tumors. Patients may not be able to tolerate FYARRO or any of our future product candidates in combination with other therapies or dosing of FYARRO or any of our future product candidates in combination with other therapies may have unexpected consequences. Even though FYARRO has received FDA approval for advanced malignant PEComa, and even if FYARRO receives regulatory approval for additional indications, or if any of our product candidates that we develop in the future were to receive regulatory approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with such products, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which FYARRO or any future product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for FYARRO or any future product candidates, the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions requiring additional clinical trials, or our own products being removed from the market or being less successful commercially.
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
Other than FYARRO, we are not aware of any FDA or EMA approved products indicated specifically for the treatment of advanced malignant PEComa. Patients with malignant PEComa commonly receive chemotherapy regimens and currently mTOR inhibitors including sirolimus, everolimus, and temsirolimus are recommended in the National Comprehensive Cancer Network (the “NCCN”) guidelines for treatment of malignant PEComa based on published retrospective data. Following FDA approval, FYARRO was added to the NCCN guidelines as the only preferred regimen for treatment of malignant PEComa. For TSC1 or TSC2 inactivating alterations, there are no existing FDA or EMA approved products indicated for such use. If FYARRO receives additional regulatory approval for these TSC1 and TSC2 indications, it may face competition from other drug candidates in clinical trials that target the mTOR pathway. These may include dual mTORC1/2 inhibitors in clinical trials or next generation mTOR inhibitors in development. Any potential competitors may have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than us. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in the field before us.
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
Disruptions at the FDA and other agencies, such as previous delays or disruptions due to the COVID-19 pandemic, travel restrictions, and staffing shortages, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In response to the COVID-19 pandemic, after foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required.
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
Following Brexit, to the extent we conduct any operations in the United Kingdom, we will be subject to applicable regulatory requirements in the United Kingdom. Although the United Kingdom is no longer a member of the European Union, European Union law remains applicable in Northern Ireland, as set forth in the Protocol on Ireland and Northern Ireland and as amended by the Windsor Framework, which will be implemented in Northern Ireland on January 1, 2025. There are a number of new marketing authorization routes available in the United Kingdom, Great Britain (England, Scotland and Wales) or Northern Ireland, in addition to the national procedure. As with the European Union position, a company can only start to market a medicine in the United Kingdom once it has received a marketing authorization. The main legislation that applies to clinical trials in the United Kingdom is the UK Medicines for Human Use (Clinical Trials) Regulations 2004, which transposes the Clinical Trials Directive into domestic law. Consequently, the requirements and obligations that relate to the conduct of clinical trials in the United Kingdom currently remain largely aligned with the European Union position. It is unclear how future regulatory regime in the United Kingdom will impact regulations of products, manufacturers, and approval of product candidates in the United Kingdom. In the immediately foreseeable future, the United Kingdom regulatory approval process is likely to remain similar to that applicable in the European Union, albeit that the processes for applications will be separate. Longer term, the United Kingdom is likely to develop its own legislation that diverges from that in the European Union.
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
The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genetic alteration that the companion diagnostic was developed to detect. If the FDA, EMA or a comparable regulatory authority requires approval of a companion diagnostic for any future product candidate or new indication that we may develop, whether before or concurrently with approval of such product candidate, we, and/or future collaborators, may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of such product candidate. Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. In June 2023, FDA announced a new voluntary pilot program through which drug manufacturers can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests, or LDTs, and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. In October 2023, the FDA published a proposed rule that proposes to phase out its enforcement discretion for most LDTs and to amend the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. If we or our collaborators develop any LDTs, such products would be subject to FDA regulation as medical devices, and we would need to invest significant time and resources to ensure ongoing compliance with FDA quality system regulations and other post-market regulatory requirements. In January 2024, FDA announced its plans to reclassify certain high-risk in vitro diagnostics, including companion diagnostics, as Class II (or moderate risk) devices. We will continue to evaluate the impact of FDA guidance and other developments in the diagnostic space. This guidance and future issuances from the FDA and other regulatory authorities may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.
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
In March 2022 and October 2018, we announced that the FDA granted Fast Track designation for FYARRO for the investigation of the treatment of adult and adolescent patients with malignant solid tumors harboring TSC1 or TSC2 alterations and of patients with advanced malignant PEComa, respectively. While the FDA granted us Priority Review of our NDA for FYARRO in patients with advanced malignant PEComa, there is no guarantee that this Fast Track designation for the TSC1 or TSC2 alterations will qualify for or that we will be able to take advantage of the expedited review procedures or that we will ultimately obtain regulatory approval of FYARRO in other indications. Even though we received this Fast Track designation in the past, we may not experience a faster development process, review or approval compared to conventional FDA procedures for other indications for FYARRO. We may also seek Fast Track designation for additional cancer indications or other diseases, and we may not be successful in securing such additional designation or in expediting development if such designations were received. Even if we receive Fast Track designation for additional cancer indications, the FDA may withdraw such Fast Track designation if it believes that the Fast Track designation is no longer supported by data from our clinical development program.
Fast Track designation is designed to facilitate the development and expedite the review of therapies intended for the treatment of a serious or life-threatening condition which demonstrate the potential to address unmet medical needs for the condition. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. If FYARRO for the investigation for the treatment of patients with malignant solid tumors harboring TSC1 or TSC2 alterations, or FYARRO for any other indication or any other product candidates that we may develop in the future that receives Fast Track designation, does not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. The FDA may withdraw any Fast Track Designation at any time. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures and we may not experience a faster development process, review or approval compared to conventional FDA procedures.

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
Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for future product candidates. Under the accelerated approval provisions in the FDA, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that generally provides a meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. The Food and Drug Omnibus Reform Act made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the

FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. In March 2023, the FDA issued a draft guidance on clinical trial considerations for supporting accelerated approval of oncology therapeutics, noting that although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach for more robust efficacy and safety assessment. To the extent the FDA requires us to amend the design of our clinical trials or requires additional trials to meet changes in the data requirements for approval, our clinical timelines and approval will be delayed, which can have an adverse effect on our business and operations.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2032, unless additional congressional action is taken. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for FYARRO or any other product candidates that we may develop if the future, if approved, and accordingly, our financial operations.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Additionally, FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. Implementation of cost containment measures or other healthcare reforms that affect the pricing and/or availability of drug products may impact our ability to generate revenue, attain or maintain profitability, or commercialize products for which we may receive regulatory approval in the future.
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
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent regulatory approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Further, if the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against FDA and other agencies, more companies may bring lawsuits against FDA to challenge longstanding decisions and policies of FDA, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, which could delay FDA’s review of our marketing applications.
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
Additionally, the collection and use of health data in the European Union is governed by the GDPR, which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals. Failure to comply with the GDPR and the applicable national data protection laws of European Union member states may result in fines up to €20.0 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Additionally, the UK has implemented legislation that substantially implements the GDPR, the UK GDPR, which provides for similar obligations and provides for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. The GDPR and UK GDPR may increase our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional mechanisms in an effort to comply with the GDPR and UK GDPR. This may be onerous and if our efforts to comply with the GDPR, UK GDPR or other applicable European Union laws and regulations are not successful, it could adversely affect our business in the European Union and United Kingdom.
Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the CCPA, which took effect on January 1, 2020, and subsequently was amended and supplemented by the CPRA, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. Numerous other states in the U.S. have proposed or enacted similar legislation. While the CCPA and many other similar state laws exempt some data regulated by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and certain clinical trials data, the CCPA and such other laws, to the extent applicable to our business and operations, may increase our compliance costs and potential liability. Further, some states have enacted more specific legislation, such as Washington’s enactment of the My Health, My Data Act, which includes a private right of action. The U.S. federal government is also contemplating federal privacy legislation. The evolving trend toward more stringent privacy legislation in the United States, including the foregoing laws and regulations and the potential for future laws and regulations, could increase our compliance costs and potential liability and adversely affect our business.
It is possible that the GDPR, UK GDPR, CCPA, CPRA, or other laws and regulations relating to privacy and data protection may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our policies and practices. We cannot guarantee that we are in compliance with all such applicable data protection laws and regulations, and we cannot be sure how these regulations will be interpreted, enforced or applied to our operations. Furthermore, other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which could increase our compliance costs and the risks associated with noncompliance. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices, and our efforts to comply with the evolving data protection rules may be unsuccessful. Our actual or alleged non-compliance could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures, and systems.
Our actual or perceived failure to adequately comply with applicable laws and regulations or other actual or asserted obligations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in regulatory enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, other lawsuits or reputational and damage, all of which could materially affect our business, financial condition, results of operations, and growth prospects.
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
If a prolonged government shutdown occurs or if the FDA's normal operations are disrupted, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding certain payments and other transfers of value made to covered recipients in the previously year, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; our failure to submit required information timely, accurately, and completely may result in significant civil monetary penalties and may increase our liability under other federal laws or regulations; and
•additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including, for example, the GDPR, the UK GDPR”, and state laws and regulations, including general legislation such as the CCPA, and sector- or subject matter-specific laws and regulations, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways. Many state laws in the U.S. are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state and other laws and regulations and if we fail or are alleged to comply with an applicable requirement of any of these laws or regulations, we could be subject to claims, demands, and litigation initiated by private individuals or entities, regulatory investigations and other proceedings, and fines, penalties, and other liabilities.
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
Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare and data privacy laws and regulations will involve on-going substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are alleged or found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant consequences, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Any of the foregoing consequences could seriously harm our business and our financial results. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.
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
We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to manufacture supplies of FYARRO or any future product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of FYARRO and product candidates for preclinical studies and clinical trials under the guidance of members of our organization. In the case of FYARRO, we rely on a single third-party manufacturer, Fresenius Kabi, LLC (“Fresenius Kabi”), and currently have no alternative manufacturer in place. On January 13, 2022, we entered into a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as amended effective as of August 1, 2022 (the “Fresenius Agreement”), with Fresenius Kabi pursuant to which Fresenius Kabi will manufacture FYARRO for intravenous use for us, and we will purchase FYARRO as a finished drug product from Fresenius Kabi, on a purchase-order basis. The Fresenius Agreement, as further amended in January 2023, is effective through March 31, 2024 (or such later date as may be agreed between the parties in writing) and we are currently negotiating an extension to such agreement. Under the Fresenius Agreement, we may purchase FYARRO for either clinical or commercial purposes for use in the United States and Canada. The price of FYARRO will be fixed, subject to the ability of Fresenius Kabi to increase pricing under specified circumstances. We also have an obligation to purchase certain minimum quantities of FYARRO and any failure to purchase those minimum quantities will result in an additional payment from us to Fresenius Kabi. We have other supply agreements in place for key raw materials used in the manufacture of FYARRO such as for the drug substance sirolimus and for human albumin, which are key ingredients in the drug product. If we were to engage another third-party manufacturer, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a bridging study, that any new manufacturing process will produce FYARRO or any other product candidate we may develop in the future, if approved, according to the specifications previously submitted to the FDA or another regulatory authority. If we were to experience an unexpected loss of supply of FYARRO or any other product candidate that we may develop in the future for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations in commercializing FYARRO for advanced malignant PEComa, or be required to restart or repeat, any pending or ongoing clinical trials for FYARRO in other indications or for any other product candidates we may develop in the future, in a timely manner or on budget. Moreover, if we are unable to keep up with demand for FYARRO, our revenue could be impaired, market acceptance for FYARRO could be adversely affected.
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
We rely on a single-source supplier, Fresenius Kabi, for our drug product FYARRO. In January 2022, we entered into the Fresenius Agreement, which we amended in January 2023 to, among other things, extend the term of the Fresenius Agreement to March 31, 2024 (or such later date as may be agreed upon between the parties), and amend certain terms related to pricing and the Company’s obligation to purchase certain minimum quantities of FYARRO from Fresenius Kabi. We are currently negotiating a further extension to the Fresenius Agreement. We also have supply agreements in place for key raw materials used in the manufacture of FYARRO such as for the drug substance sirolimus and for human albumin, which are key ingredients in the drug product. Our suppliers could discontinue the manufacturing or supply of FYARRO at any time. We do not carry a significant inventory of FYARRO or our key raw materials used in the manufacture of FYARRO. Our suppliers may not be able to meet our demand for their products, either because of acts of nature, the nature of our agreements with those manufacturers or our relative importance to them as a customer, and our manufacturers may decide in the future to discontinue or reduce the level of business they conduct with us either entirely or for a particular territory. The loss of any of the foregoing would require significant time and effort to locate and qualify an alternative source of supply. We currently rely on a single company for such manufacturing for FYARRO. Any contractual disputes between us and such manufacturer, the termination of the Fresenius Agreement or loss of manufacturing ability by such manufacturer could similarly require significant time, effort and expense to locate and qualify an alternative source of manufacturing, which could materially harm our business.
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
In addition, any future collaboration agreements we may enter into, are generally subject to termination by the counterparty on short notice upon the occurrence of certain circumstances without cause subject to a specified notice period. Accordingly, even if we believe that the development of product candidates is worth pursuing, our partners may choose not to continue with such development. If any of our collaborations are terminated, we may not receive additional milestones or royalties under those collaborations. In addition, we may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us. For example, in December 2020, we granted to EOC (as defined herein) exclusive rights to develop and commercialize FYARRO in the EOC Territory (as defined below). Under the EOC License Agreement (as defined herein), we received an upfront payment and were eligible to receive regulatory and sales-based milestone payments upon the occurrence of certain milestone events totaling $257 million, as well as tiered royalties based on annual net sales of FYARRO. In addition, EOC was responsible for development, regulatory submissions, and commercialization in China, Hong Kong, Macau and Taiwan (collectively, the “EOC Territory”). The EOC License Agreement was terminated effective June 27, 2022, and EOC initiated a Request for Arbitration with the International Chamber of Commerce's International Court of Arbitration against us on the same date. Under the EOC License Agreement, we relied on EOC for a substantial portion of the financial resources and for the development, regulatory, and commercialization activities for FYARRO in the EOC Territory. In addition, EOC's termination of the EOC License Agreement prior to completing development or commercialization of FYARRO under the collaboration adversely impacts the potential approval and our revenue from the licensed product in the EOC Territory and we will not receive future revenues from the collaboration. It may be necessary for us to assume the responsibility at our own expense for the development of FYARRO in the EOC Territory or find another partner for the territory. In that event, we would likely need to seek additional funding and our potential to generate future revenues from FYARRO could be significantly reduced and our business could be materially and adversely harmed. See Notes 8 and 13 to the audited consolidated financial statements for more information about the EOC License Agreement, its termination and resulting arbitration.
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
Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements. For example, on June 27, 2022, EOC elected to terminate the EOC License Agreement, effective immediately, due to alleged material breaches by us. We disagree with, and continue to dispute, EOC’s allegations of material breach and the matter is currently in arbitration. See Notes 8 and 13 to the audited consolidated financial statements for more information about the EOC License Agreement, its termination, and resulting arbitration. Under the EOC License Agreement, we relied on EOC for a substantial portion of the financial resources and for the development, regulatory, and commercialization activities for FYARRO in the EOC Territory. In addition, EOC’s termination of the EOC License Agreement prior to completing development or commercialization of FYARRO under the collaboration adversely impacts the potential approval and our revenue from the licensed product in the EOC Territory and we will not receive future revenues from the collaboration. It may be necessary for us to assume the responsibility at our own expense for the development of FYARRO in the EOC Territory or find another partner for the territory. In that event, we would likely need to seek additional funding and our potential to generate future revenues from FYARRO could be significantly reduced and our business could be materially and adversely harmed.
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
Establishing and maintaining an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates that we obtain approval to market will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of any of our product candidates that we obtain approval to market or if we do not have arrangements in place with third parties to provide such services on our behalf. If the commercial launch of a product candidate for which we recruit a sales team and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration and such arrangements may prove to be less profitable than commercializing the product on its own. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product sales will suffer, and we may incur significant additional losses.
In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.
As of December 31, 2023, we had 89 full-time employees, including 55 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, or use or other processing of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.
Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of systems and information), which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. These risks may be heightened due to the increasing number of our and our vendors’ and contractors’ personnel working remotely. Further geopolitical events such as wars and conflicts may increase the cybersecurity threats we and the third parties we work with face. Any disruption or security breach resulting in a loss, destruction, unavailability, or unauthorized alteration, dissemination, or other processing of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, have prevented or will prevent significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, or unauthorized alteration, dissemination, or other processing of, or damage to, our data that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, any such event that were to cause interruptions in our operations could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss, unauthorized alteration, or unavailability of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, interruptions or other disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, disclosure, or other processing of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information or individually identifiable health information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads or perceived to lead to unauthorized access, use, disclosure, or other processing of individually identifiable health information or personal information, including such information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of such information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular information, which could result from breaches experienced by us or by our vendors, contractors or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. Any disruption or security incident resulting, or perceived to result, in any loss, destruction, or unauthorized alteration or other processing of, or damage to, our data (including personal information and other information relating to individuals, and our confidential or proprietary information or that of third parties), we could be exposed to claims, demands, litigation and governmental investigations and other proceedings, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties, and other liabilities.
Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption, failure or security breach of, or security incident of, or impacting, our systems or third-party systems where information important to our business operations or commercial development is stored or otherwise processed. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.
Our ability to utilize our net operating loss (“NOL”) carryforwards and certain other tax attributes to offset future taxable income may be limited.
Our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under United States tax law. Our NOLs generated in tax years beginning before January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable United States federal tax law, and therefore could expire unused. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of our current year taxable income. As of December 31, 2023, after consideration of the NOLs that have been estimated to expire unused under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), we had federal NOL carryforwards of approximately $187.2 million, $44.1 million of which will begin to expire in 2030, and the remaining $143.1 million do not expire. We also have state NOL carryforwards of approximately $92.0 million available as of December 31, 2023, which begin to expire in 2037.
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
Changes in tax laws could materially adversely affect our financial condition.
Legislation or other changes in United States and international tax laws could increase our tax liability and adversely affect after-tax profitability. For example, beginning in 2022, the legislation commonly known as the Tax Cuts and Jobs Act of 2017, or the Tax Act, requires U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside of the United States must be capitalized and amortized over a 15-year period. Further, the United States recently enacted the Inflation Reduction Act, which implemented a number of changes, including a 1% excise tax on stock buybacks and an alternative minimum tax on adjusted financial statement income. Such enacted and other proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred tax assets in future periods.

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
In January 2022, we filed an application for patent term extension based on the approval of FYARRO for advanced malignant PEComa. Depending upon the timing, duration and specifics of FDA regulatory approval of our product candidates that we may develop in the future, one or more of our United States patents or those of our licensors may also be eligible for limited patent term restoration under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request or require. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request or require, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
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
As described in Note 13 (Commitments and contingencies) to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, we have been, are, and may in the future become, party to lawsuits and legal proceedings including, without limitation, actions and proceedings in the ordinary course of business relating to our collaboration partners, directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. In the Request for Arbitration, EOC claims that we breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing information to EOC. As a result, EOC is seeking monetary damages. The arbitration process is ongoing.
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
Our stock price is volatile.

The market price of our common stock could be subject to significant fluctuations. From the completion of the Merger on August 26, 2021 through March 1, 2024, the closing price for our common stock ranged from a low of $1.59 to a high of $33.00 per share. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and estimates and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, and expenses that are not readily apparent from other sources. For example, management makes judgments and assumptions regarding our product sales based on our interpretation of ASC Topic 606, Revenue from Contracts with Customer ("Topic 606"). The revenue standard is principle-based, and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we apply the new standard. If our assumptions underlying our estimates and judgements relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgements, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
On April 8, 2021, we filed a universal shelf registration statement on Form S-3 (the “Prior Registration Statement”) to offer up to $150 million of our securities, which expires on April 15, 2024, which may be replaced by our shelf registration statement on Form S-3 (File No. 333-277018) (the “New Registration Statement”), which was filed with the SEC on February 12, 2024, and which has not yet become effective. No securities have yet been sold under the Prior Registration Statement. The Prior Registration Statement will expire on April 15, 2024, the third anniversary of its effective date, but may continue to be used until the New Registration Statement becomes effective or until 180 days after the third anniversary of the Prior Registration Statement, whichever is earlier, as provided in Securities Act Rule 415. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Prior Shelf Registration Statement or New Shelf Registration Statement. SEC rules provide that companies with a public float of less than $75 million may only sell shares under a Form S-3 shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the public float. If we do not meet this public float requirement, any offering by us under the Shelf Registration Statement or any future registration statement on Form S-3 that we may file with the SEC will be limited to raising an aggregate of one-third of our public float in any 12-month period.
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

SEC regulations limit the amount of funds that we can raise during any 12-month period pursuant to a shelf registration statement on Form S-3.
SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3. As of the filing of this Annual Report on Form 10-K, we are subject to General Instruction I.B.6 to Form S-3, referred to as the baby shelf rules. Under these regulations, the amount of funds we can raise through primary public offerings of securities in any 12-month period using a registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates of the Company. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using a Form S-3 until such time as our public float exceeds $75 million. Furthermore, if we are required to file a new registration statement on another form, it may incur additional costs and be subject to delays due to review by the SEC staff.
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
In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”), as receiver, and on March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVB's customer deposits and certain other liabilities and acquired substantially all of SVB's loans and certain other assets from the FDIC. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB would be made whole, and First-Citizens Bank & Trust Company has assumed our deposits from SVB, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures and continued instability in the global banking system may adversely impact our business and financial condition.
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
Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of December 31, 2023, we had cash, cash equivalents and short-term investments of $108.8 million, consisting of U.S. government treasury bills, commercial paper, corporate debt securities, and government agency bonds. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
We, or the third parties upon whom we depend, may be adversely affected by earthquakes, wildfires and other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, such as the COVID-19 pandemic, power shortage, telecommunication failure, cyberattacks, geopolitical tensions, including those related to the conflicts in Ukraine and the Middle East or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CMOs, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidate or interruption of our business operations. Earthquakes, wildfires or other natural disasters could further disrupt our operations, including at our California headquarters, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party CMOs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.

Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We adhere to industry-leading frameworks to safeguard our systems and data. The primary framework we follow is the HITRUST CSF (Common Security Framework). The HITRUST CSF provides a comprehensive, scalable, and technology-neutral approach to regulatory compliance and risk management. It encompasses information security risk management controls, including risk assessment, mitigation, and evaluation. Our processes for assessing, identifying, and managing material cybersecurity risks align with the HITRUST CSF guidelines.
We conduct monthly risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Financial Officer, who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.
As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with our human resources and information technology departments. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.
We engage assessors, consultants, and auditors in connection with our risk assessment processes. These service providers assist us in designing and implementing our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.
Although we have designed our cybersecurity program and governance procedures above to mitigate cybersecurity risks, we face unknown cybersecurity risks, threats and attacks. To date, these risks, threats or attacks have not had a material impact on our operations, business strategy or financial results, but we cannot provide assurance that they will not have a material impact in the future. See the section entitled "Risk Factors" included elsewhere in this Annual Report for further information. For further information, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K, including the risk factors entitled “Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to our Business: Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, or use or other processing of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.”
Governance
One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers, including our Chief Financial Officer and General Counsel, are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through its audit committee.
Our Chief Financial Officer and Senior Director of Information Technology are primarily responsible for assessing and managing our material risks from cybersecurity threats with assistance from third-party service providers. Our Senior Director of Information Technology leads our internal team and has over 20 years of cybersecurity experience, including the last 10 years in leadership positions, enabling him to build and transform successful cybersecurity programs and initiatives across several enterprises. His active associations include Veteran Volunteer Instructor for US Cyber Army Command (ARCYBER), Information Systems Security Association (ISSA), and Forum of Incident Response and Security Teams (FIRST), and has held many technical certifications including Strategic Planning, Policy, and Leadership (GSTRT), Certified Information Systems Security Professional (CISSP) and Certified Cloud Security Professional (CCSP). Our third-party vendors include assessors, consultants, and auditors holding (but not limited to) the following relevant certifications: Certified Information Systems Security Architecture Professional (CISSP-ISSAP), Certified in the Governance of Enterprise IT (CGEIT), Certified Data Privacy Solutions Engineer (CDPSE), and Certified Ethical Hacker (C|EH).
Our Chief Financial Officer and Senior Director, Information Technology oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our Chief Financial Officer and Senior Director, Information Technology are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents includes company incident management and data protection policies, and applicable cybersecurity incident response playbooks.
Our Chief Financial Officer and Senior Director, Information Technology provide periodic briefings to the audit committee regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports.
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
Item 3. Legal Proceedings.

For discussion of legal proceedings, see Note 13 (Commitments and contingencies) to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the Nasdaq Capital Market on August 27, 2021, under the symbol “AADI.”
Stockholders
As of March 8, 2024, there were 84 stockholders of record of our common stock.
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
Issuer Purchases of Equity Securities
There were no repurchases of shares of common stock made during the year ended December 31, 2023.
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related notes to those statements thereto appearing elsewhere in this Annual Report on Form 10-K filed with the SEC for the year ending December 31, 2023. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. You should read this Annual Report completely, including Part I, Item 1A (Risk Factors) of this Annual Report and the “Forward-Looking Statements” sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by our forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
References in the following discussion to “we,” “our,” “us,” or “Aadi” refer to Aadi Bioscience, Inc. and its subsidiaries.
Throughout this document we refer to FYARRO (nab-sirolimus, sirolimus protein-bound particles for injectable suspension (albumin-bound)) as FYARRO in the context of commercialization for the treatment of advanced malignant perivascular epithelioid cell tumor (PEComa), investigational use, our clinical trials, regulatory matters such as orphan drug designation, our license agreement with Bristol-Myers Squibb Company and collaboration agreement with Mirati Therapeutics, Inc., all further discussed throughout this document.
Overview
We are a biopharmaceutical company focused on developing and commercializing precision therapies for cancers with alterations in the mTOR pathway, a key regulator of cell growth and cancer progression. Our lead drug product, FYARRO® (sirolimus protein-bound particles for injectable suspension (albumin-bound); nab-sirolimus), combines two established technologies — nanoparticle albumin-bound (nab) technology and the anti-cancer agent, sirolimus. Nab-sirolimus is a potent inhibitor of the mTOR biological pathway with demonstrated anti-cancer activity in our lead indication, advanced unresectable or metastatic malignant perivascular epithelioid cell tumor (“PEComa”), a rare cancer. We believe our approach to utilizing this novel combination of technologies has the potential to produce transformational therapies for patients with cancers beyond PEComa that have known mTOR pathway activation and/or cancers in which other mTOR inhibitors have not been fully exploited due to problems of pharmacology, effective drug delivery, safety, or effective targeting to the disease site.
In November 2021, the U.S. Food and Drug Administration (the “FDA”) approved FYARRO sirolimus protein-bound particles for injectable suspension (albumin-bound) for the treatment of adult patients with locally advanced unresectable or metastatic malignant PEComa. On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa. For the fiscal year ended December 31, 2023, we recorded net revenue from product sales of $24.4 million and net loss of $65.8 million compared to the fiscal year ended December 31, 2022, where we recorded net revenue from product sales of $15.2 million and net loss of $60.5 million. See “Results of Consolidated Operations” for further discussion of our results.
In addition to advanced malignant PEComa, based on exploratory data from our completed Phase 2 registrational study, Advanced Malignant PEComa Trial (“AMPECT trial”) and data for FYARRO in other solid tumors with TSC1 and TSC2 inactivating alterations, we initiated a registration-directed tumor-agnostic Phase 2 study (“PRECISION1 trial”) of FYARRO in patients with malignant solid tumors with alterations of the Tuberous Sclerosis Complex 1 (“TSC1”) or Tuberous Sclerosis Complex 2 (“TSC2”) genes. The PRECISION1 trial was opened for enrollment in the United States during the first quarter of 2022, with dosing of our first patient in March 2022. On December 14, 2023, we announced results from an interim analysis on the first third of participants in the PRECISION1 trial. As of December 2023, 80 patients were enrolled in the PRECISION1 trial, supporting our expected two-thirds interim analysis in the third quarter of 2024. The Overall Response Rate ("ORR") analysis in the two-thirds interim analysis cohort will be based on independent radiological review with a minimum of six months of follow-up for all patients. The trial is expected to be fully enrolled by May 2024 and completed by the end of 2024, with results anticipated in early 2025.
For more information regarding our business, including FYARRO, the AMPECT trial and the PRECISION1 trial, see Part I, Item 1 (Business).

Recent Developments
•PRECISION1 Interim Analysis. On December 14, 2023, we reported results from a planned interim analysis on the first third of participants in the PRECISION1 trial. The interim analysis included data from the first third of trial participants (n=40) with a minimum of 4.5 months of follow-up, including investigator-assessed response and safety analyzed separately in each of the TSC1 and TSC2 arms. Nine different tumor types were enrolled in the TSC1 arm and 13 tumor types were enrolled in the TSC2 arm. For more information regarding the PRECISION1 interim analysis, see Part I, Item 1 (Business - Our Product, FYARRO - Ongoing Clinical Development).
•Leadership Transition and Board Appointment. On September 27, 2023, our board of directors (the "Board") appointed David J. Lennon, Ph.D., to serve as our President and Chief Executive Officer, effective as of October 2, 2023, replacing Scott Giacobello in such roles. Mr. Giacobello had served as our Interim CEO and President since March 15, 2023, and continues to serve as the Company’s Chief Financial Officer, a position he has held since November 2021, following Dr. Lennon’s appointment. In addition, effective October 2, 2023, Dr. Lennon was appointed to the Board as a Class II director and his term of office will expire at our 2025 annual meeting of stockholders or until his successor is duly elected and qualified.
BMS License Agreement
We have exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to ABI-009 (which we refer to as FYARRO) pursuant to an amended and restated license agreement, dated November 15, 2019, as amended August 31, 2021 (the “BMS License Agreement”) with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol-Myers Squibb Company (“BMS”). Under the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. Under the terms of this agreement, we recorded royalties on net product sales of $1.8 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively. No payments related to milestones under this agreement were paid during the years ended December 31, 2023 or 2022. See Note 8 to the consolidated financial statements for more information about the BMS License Agreement.
On August 30, 2021, the Company and BMS entered into Amendment No. 1 (the "Amendment") to the BMS License Agreement. Under the terms of the Amendment, we paid BMS $5.8 million, representing 50% of the previously outstanding payment obligation under the agreement, following the effective time of our 2021 private investment in public equity (PIPE) financing ("2021 PIPE Financing") that occurred in connection with the closing of the reverse merger of Aerpio Pharmaceuticals, Inc. whereby Aspen Merger Subsidiary, Inc., our wholly-owned subsidiary (“Merger Sub”), merged with and into Aadi Subsidiary, Inc. (formerly known as Aadi Bioscience, Inc. (“Private Aadi”)), with Private Aadi surviving as our wholly-owned subsidiary (the “Merger”). Pursuant to the terms of the amendment, the remaining portion of the previously outstanding payment obligation ($5.8 million), which is recorded on our consolidated balance sheets as due to licensor, is due on the third anniversary of the effective time of the 2021 PIPE Financing (i.e., August 26, 2024), plus any accrued and unpaid interest due thereon.
EOC License Agreement
In December 2020, we entered into the license agreement ("EOC License Agreement") with EOC Pharma (Hong Kong) Limited ("EOC") under which we received $14.0 million in January 2021 in non-refundable upfront consideration as partial payment for the rights and licenses granted to EOC by us for the further development and commercialization of FYARRO in the People’s Republic of China, Hong Kong Special Administration Region, Macao Special Administrative Region and Taiwan (the “Licensed Territory”).
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
On June 27, 2022, we received written notice from EOC that EOC has elected to terminate the EOC License Agreement, effective immediately. On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. The arbitration process is ongoing. We intend to defend ourselves vigorously in this matter and pursue all relief to which we are entitled. We are unable to estimate the possible loss or range of loss, therefore no amounts have been accrued as of December 31, 2023. See Notes 8 and 13 to the audited consolidated financial statements for more information about the EOC License Agreement, its termination and pending arbitration.
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
We have been and continue to actively monitor our supply chain in light of these challenging global and national events and circumstances, including our third-party materials suppliers. We experienced some supply disruptions due to the COVID-19 pandemic, including closures at certain chip manufacturers, which led to extended lead times for FYARRO and diversion of certain lab materials needed to support COVID-19 relief efforts. While these disruptions have been resolved, we are continuing to monitor our supply chain and contingency planning is ongoing with our partners to reduce the possibility of an interruption to our development activities or the availability of necessary materials.
The ultimate impact of these global and national events and circumstances, either individually or in aggregate, is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to mitigate potentially negative impacts to our business. For example, during the COVID-19 pandemic, our clinical trials were affected by the closure of offices, lack of resources and closure of borders, among other measures being put in place around the world and we made certain modifications to employee travel, with masking and vaccination requirements in our offices, and with our employees working remotely fully or intermittently. Any inability to travel and conduct face-to-face meetings, as well as constraints surrounding hospital infrastructure and staff, can also make it more difficult to enroll and maintain patients in ongoing or planned clinical trials. We will continue to actively monitor the rapidly evolving situation related to these global and national events, and may take further actions to mitigate potential negative impacts to our business, and that may alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which these global or national events and circumstances may affect our future business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain. We will continue to evaluate the impact that these events could have on our operations, financial position, results of operations and cash flows in fiscal year 2024.
Key Trends and Factors Affecting Comparability Between Periods
•Commercial sale of FYARRO was launched on February 22, 2022, for the treatment of patients with advanced malignant PEComa. We recorded net product sales of $24.4 million and $15.2 million during the years ended December 31, 2023 and 2022, respectively.

•We have built a cross-functional commercial team consisting of marketing, market access and commercial operations and will continue to strategically build our sales and our commercial infrastructure with capabilities designed to scale when necessary to support future commercial launches. Expenses related to our commercialization of FYARRO, including personnel expenses, sales support, and marketing are included in selling, general and administrative expenses for the years ended December 31, 2023 and 2022. We expect these expenses to decrease, as compared to prior periods.
•We continue to build out our research and development team and we expect our research and development costs will increase in 2024, relative to prior periods, as a result of significant expenses related to the PRECISION1 trial which was open to enrollment during the years ended December 31, 2023 and 2022, with the first patient dosed in March 2022. We also expect our research and development costs to increase in 2024 and in future periods, as compared to 2023, based on anticipated expenses related to the two new clinical programs for FYARRO described under "Recent Developments - New Clinical Indications" above.
Liquidity and Capital Resources
As of December 31, 2023, we had $108.8 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into the fourth quarter of 2025. We have incurred net losses in each year since inception and as of December 31, 2023 we had an accumulated deficit of $269.0 million. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, and costs associated with the Merger. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials and identifying and designing product candidates, the regulatory approval process for FYARRO outside the United States and in additional indications and any other product candidates we may develop in the future and the commercial launch of FYARRO.
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
Components of Statements of Operations and Comprehensive Loss
Revenue
Product Sales, Net
FYARRO was approved by the FDA in November 2021 for treating adult patients with locally advanced unresectable or metastatic malignant PEComa. On February 22, 2022, we launched sales of FYARRO to specialty distributors (“SDs”) and a specialty pharmacy (“SP”). We recognize product sales when the SDs and SP obtain control of the product, which occurs upon delivery. Product sales are recorded at the net sales price, which includes provisions for the following allowances which are reflected either as a reduction to the related account receivable or as an accrued liability, depending on how the allowance is settled:
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
•     Co-Payment Assistance: We offer co-payment assistance to commercially insured patients meeting certain eligibility requirements. Co-payment assistance is accrued at the time of product sale to the SDs and SP based on estimated patient participation and average co-pay benefit to be paid per claim. Our estimated amounts are compared to actual program participation and co-pay amounts paid using data provided by third-party administrators. If actual amounts differ from the original estimates the assumptions being applied are updated and adjustment for prior period accruals will be adjusted in the current period.
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
Costs for certain activities, such as manufacturing, nonclinical studies and clinical trials are generally recognized based on the evaluation of the progress of completion of specific tasks using information and data provided by our vendors and collaborators. Research and development activities are central to our business. We expect to increase our investment in research and development in order to advance FYARRO in additional indications through clinical trials. As a result, we expect that our research and development expenses will increase in the foreseeable future as we continue to invest in research and development activities, pursue clinical development of FYARRO in additional indications and any other product candidates we may develop in the future and expand our product candidate pipeline.
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

Impairment of Acquired Contract Intangible Asset
Impairment of acquired contract intangible asset relates to a write down of the acquired contract intangible asset to fair value. During the year ended December 31, 2022, we recognized an impairment of $3.7 million to fully impair the contract intangible asset based on Gossamer's termination of the license agreement, dated June 24, 2018, with Gossamer Bio, Inc. ("Gossamer"), as amended (the "Gossamer License Agreement"), as a result of Gossamer not meeting its primary or secondary endpoint in the UC-SHIFT clinical trial.
Other Income (Expense), Net
Other income, net consists of interest income earned on cash, cash equivalents and short-term investments, partially offset by interest expense related to the convertible promissory notes.
Income Tax Expense
During the years ended December 31, 2023 and 2022, we recognized no income tax expense on the statements of operations and comprehensive loss. Since our formation in 2011, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items.
Results of Operations:
The following table presents the results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Revenue
Product sales, net	$24,354	$15,216
Total revenue	24,354	15,216
Operating expenses
Selling, general and administrative	44,549	40,176
Research and development	48,929	32,662
Cost of goods sold	2,809	1,335
Impairment of acquired contract intangible asset	—	3,724
Total operating expenses	96,287	77,897
Loss from operations	(71,933)	(62,681)
Other income, net	6,168	2,168
Loss before income tax expense	(65,765)	(60,513)
Income tax expense	—	—
Net loss	$(65,765)	$(60,513)
Comparison of Years Ended December 31, 2023 and 2022
Product Sales, Net
Our product sales, net consist of sales of FYARRO since its launch in the United States on February 22, 2022. Product sales, net for the years ended December 31, 2023 and 2022 were $24.4 million and $15.2 million, respectively.
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2023, were $44.5 million, compared to $40.2 million for the year ended December 31, 2022. The $4.3 million increase was primarily driven by $4.1 million of legal costs predominantly related to the EOC arbitration and other related expenses, $0.7 million of personnel expenses related to increased headcount, incentive bonuses and share-based compensation, and $1.3 million of commercial and marketing expense, offset by a decrease of $1.8 million of consulting expenses and insurance.

Research and Development Expenses
The following table presents our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Personnel expense	$22,961	$18,526
Consultants	3,657	4,543
External clinical development	15,341	8,347
Clinical drug product manufacturing	5,516	818
Other expense	1,454	428
Total research and development expense	$48,929	$32,662
Research and development expenses for the year ended December 31, 2023, were $48.9 million, compared to $32.7 million for the year ended December 31, 2022. The $16.2 million increase was primarily driven by a $7.0 million increase in clinical development expenses with $5.5 million of the $7.0 million increase related to the PRECISION1 trial, $4.5 million in expenses related to headcount, consultants, and other expenses, and $4.7 million related to clinical drug product manufacturing.
Cost of Goods Sold
Cost of goods sold for the year ended December 31, 2023 and 2022 was $2.8 million and $1.3 million, respectively. This increase is primarily driven by royalties incurred on product sold.
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
Based on the Notice of Termination, we fully impaired the intangible asset during the nine months ended September 30, 2022, as the Gossamer License Agreement is the sole underlying asset. In connection with the termination of the Gossamer License Agreement, the CVR Agreement (as defined in Note 5 to the consolidated financial statements), pursuant to which the contingent value rights (“CVRs”) were issued to legacy holders of common stock of Aerpio immediately prior to the Merger, automatically terminated in accordance with its terms and the CVRs were automatically cancelled and forfeited without any consideration or payment, in each case effective July 24, 2022.
Other Income (Expense), Net
The following table sets forth our other income, net:

	Year Ended December 31,
	2023	2022
Foreign exchange loss	(1)	—
Interest income	6,400	2,398
Interest expense	(231)	(230)
Total other income, net	$6,168	$2,168
Other income, net for the year ended December 31, 2023, was $6.2 million of income, compared to $2.2 million of income for the year ended December 31, 2022. The change was primarily driven by higher interest rates on short-term investments held during the year ended December 31, 2023 compared to the year ended December 31, 2022.
Liquidity and Capital Resources
Overview
As of December 31, 2023, we had $108.8 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into the fourth quarter of 2025.
We have incurred net losses in each year since inception and as of December 31, 2023, we had an accumulated deficit of $269.0 million. Our net losses were $65.8 million and $60.5 million for the years ended December 31, 2023 and 2022, respectively. These losses have resulted principally from costs incurred in connection with research and development activities, and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical studies and clinical trials, identifying and designing product candidates, the regulatory approval process for FYARRO, outside the United States and in additional indications and any other product candidates we may develop in the future, and the continued commercialization of FYARRO. We expect our expenses, and the potential for losses, to increase as we conduct clinical trials of FYARRO in additional indications and seek to expand our pipeline.
On September 22, 2022, we received funding of $72.2 million, net from a private investment in public equity financing (the "2022 PIPE Financing") with certain investors (the "2022 PIPE Investors").
On March 17, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an “at the market offering” pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar value of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of December 31, 2023, no shares of common stock had been sold under the Sales Agreement.
The shares of our common stock to be offered and sold under the Sales Agreement will be issued and sold pursuant to our shelf registration statement on the Form S-3 (File No. 333-255129) (the “Prior Registration Statement”), which was filed with the SEC on April 8, 2021, and which became effective on April 15, 2021, as the same may be replaced by our shelf registration statement on Form S-3 (File No. 333-277018) (the “New Registration Statement”), which was filed with the SEC on February 12, 2024, and which has not yet become effective. No securities have yet been sold under the Prior Registration Statement. The Prior Registration Statement will expire on April 15, 2024, the third anniversary of its effective date, but may continue to be used until the New Registration Statement becomes effective or until 180 days after the third anniversary of the Prior Registration Statement, whichever is earlier, as provided in Securities Act Rule 415. We filed a prospectus supplement with the SEC on March 21, 2022 in connection with the offer and sale of the shares pursuant to the Sales Agreement.
The Prior Registration Statement presently allows us, and the new Registration Statement will allow us, to sell from time to time up to $150.0 million of common stock, preferred stock, debt securities, warrants, or units comprised of any combination of these securities, for our own account in one or more offerings and is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any offering thereunder will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.
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
The following table summarizes our cash flows for the years presented (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(59,663)	$(49,640)
Net cash provided by (used in) investing activities	83,206	(132,886)
Net cash provided by financing activities	326	72,620
Net increase (decrease) in cash, cash equivalents and restricted cash	$23,869	$(109,906)
Operating Activities
Our cash used in operating activities primarily results from our net loss adjusted for non-cash expenses, changes in working capital components, amounts due to contract research organizations to conduct our clinical programs and employee-related expenditures for research and development and selling, general and administrative activities. Our cash flows from operating activities will continue to be affected by spending to advanced malignant PEComa, advance and support

FYARRO in additional indications in the clinic, and other operating and general administrative activities, including operating as a public company.
For the year ended December 31, 2023, cash used in operating activities was $59.7 million and resulted from (i) our net loss of $65.8 million, (ii) a $3.4 million net increase in our operating assets and liabilities, primarily driven by an increase in accounts receivable, inventory, and accounts payable, offset by a decrease in prepaid expenses and other current assets and accrued liabilities, and (iii) by net non-cash adjustments totaling $9.5 million, which were primarily related to share-based compensation expense, discount amortization on short-term investments, lease expense, and depreciation and amortization expense.
For the year ended December 31, 2022, cash used in operating activities was $49.6 million and resulted from (i) our net loss of $60.5 million, and (ii) a $1.8 million net increase in our operating assets and liabilities, primarily driven by an increase in accounts receivable, prepaid expenses, inventory related to the commercial launch of FYARRO in February 2022, and accrued expenses; offset by a decrease in accounts payable, and (iii) $12.7 million in non-cash adjustments, which were primarily related to share-based compensation expense, the impairment of the contract intangible asset, and depreciation and amortization expense.
Investing Activities
Cash provided by investing activities for the year ended December 31, 2023 related to maturities of short-term investments of $151.6 million, offset by purchases of fixed assets of $4.0 million and short-term investments of $64.4 million.
Cash used in investing activities for the year ended December 31, 2022 related to purchases of short-term investments of $145.2 million offset by maturities of $12.8 million.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2023 was $0.3 million and related to the issuance of common stock under the employee stock purchase plan and exercise of stock options, offset by financing costs related to the Sales Agreement.
Cash provided by financing activities for the year ended December 31, 2022 related to $72.5 million gross cash proceeds from our 2022 PIPE Financing, $0.4 million from exercise of stock options and $0.3 million in proceeds from the issuances of stock under the ESPP, offset by $0.7 million of financing costs related to the 2021 PIPE Financing and the 2022 PIPE Financing.
Material Cash Requirements
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
Rent expense is being recorded on a straight-line basis. Rent expense related to the Pacific Palisades and Morristown leases was $0.5 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively. See Note 7 to the consolidated financial statements for details related to future lease payments.
In January 2022, we entered into a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as amended effective as of August 1, 2022 (the “Fresenius Agreement”), with Fresenius Kabi, LLC (“Fresenius Kabi”), pursuant to which Fresenius Kabi will manufacture FYARRO for us and we will purchase FYARRO as a finished drug product from Fresenius Kabi, on a purchase-order basis. The Fresenius Agreement contains specific activities such as non-cancellable commitments, minimum purchase commitments, and binding annual forecasts. The Fresenius Agreement is effective through March 31, 2024 (or such later date as may be agreed between the parties in writing) and we are currently negotiating an extension to such agreement. Under the Fresenius Agreement, we may purchase FYARRO for either clinical or commercial purposes for use in the United States and Canada.
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
Critical Accounting Estimates
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
Our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
We believe the following accounting judgments and estimates involve the most significant levels of estimation uncertainty and also have had, or are reasonably likely to have, a material impact on our financial condition or results of operations.
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
Share-Based Compensation
We recognize all share-based payments to employees, including grants of employee stock options, employee stock purchase plan, and restricted stock units in the consolidated statements of operations and comprehensive loss based on their fair values. All of our share-based awards, to employees, non-employees, officers, and directors, are subject only to service-based vesting conditions. Options granted during the year have a minimum contractual term of ten years.
Compensation expense related to awards to employees is calculated on a straight-line basis by recognizing the grant date fair value over the associated service period of the award, which is generally the vesting term. For the years ended December 31, 2023 and 2022, we recognized share‑based compensation expense in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2023	2022
Selling, general and administrative	$7,450	$6,333
Research and development	4,504	3,310
Total	$11,954	$9,643
As of December 31, 2023, total unamortized share‑based compensation was $25.3 million which we expect to recognize over a weighted average period of 2.5 years. As of December 31, 2023, there was $0.1 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of nine months. The intrinsic value of all outstanding stock options as of December 31, 2023 was $24,900.
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
Pacific Palisades, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aadi Bioscience, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Product Revenue Allowances for Chargebacks and Government Rebates

As described in Note 2 to the consolidated financial statements, revenue from product sales is recognized net of estimates for variable consideration consisting of chargebacks, government rebates, distribution fees, co-payment assistance, and product returns. This variable consideration is recorded in the same period that the related revenue is recognized and creates variability for the consideration that the Company expects to receive. Liabilities related to government rebates and chargebacks involve the use of assumptions and judgments that include consideration of historical claims experience and channel mix.

We identified management's estimated allowance for government rebates and chargebacks as a critical audit matter. The principal consideration that led to our determination is the judgment required to estimate government rebates and chargebacks that will be processed based upon the experience to date. Auditing these elements involved challenging auditor judgment due to the nature and extent of audit effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:

•Developing an independent estimate of the allowance for government rebates and chargebacks by utilizing product sales, the historical trend of actual rebates and chargebacks claims paid; (ii) comparing the independent estimate to management’s estimate; and (iii) testing historical rebate and chargebacks claims received.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2017
San Diego, California
March 13, 2024

AADI BIOSCIENCE, INC.
Consolidated Balance Sheets
(in thousands, except share data and par value)

	Year Ended December 31,
	2023	2022

Current assets:
Cash and cash equivalents	$62,888	$39,019
Short-term investments	45,957	133,541
Accounts receivable, net	5,488	1,862
Inventory	6,427	1,861
Prepaid expenses and other current assets	3,826	3,746
Total current assets	124,586	180,029
Property and equipment, net	4,802	508
Operating lease right-of-use assets	1,169	1,522
Other assets	1,866	2,178
Total assets	$132,423	$184,237

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,898	$3,519
Accrued liabilities	14,306	14,922
Operating lease liabilities, current portion	434	394
Due to licensor payable (Note 8)	5,757	—
Total current liabilities	26,395	18,835
Operating lease liabilities, net of current portion	833	1,267
Due to licensor (Note 8)	—	5,757
Total liabilities	27,228	25,859
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 24,554,205 and 24,435,007 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2	2
Additional paid-in capital	374,129	361,689
Accumulated other comprehensive income (loss)	27	(115)
Accumulated deficit	(268,963)	(203,198)
Total stockholders’ equity	105,195	158,378
Total liabilities and stockholders’ equity	$132,423	$184,237
The accompanying notes are an integral part of these consolidated financial statements.

AADI BIOSCIENCE, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share data and earnings per share amounts)

	Year Ended December 31,
	2023	2022
Revenue
Product sales, net	$24,354	$15,216
Total revenue	24,354	15,216
Operating expenses
Selling, general and administrative	44,549	40,176
Research and development	48,929	32,662
Cost of goods sold	2,809	1,335
Impairment of acquired contract intangible asset	—	3,724
Total operating expenses	96,287	77,897
Loss from operations	(71,933)	(62,681)
Other income (expense)
Foreign exchange loss	(1)	—
Interest income	6,400	2,398
Interest expense	(231)	(230)
Total other income, net	6,168	2,168
Loss before income tax expense	(65,765)	(60,513)
Income tax expense	—	—
Net loss	$(65,765)	$(60,513)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale debt securities	142	(115)
Comprehensive loss	$(65,623)	$(60,628)
Net loss per share, basic and diluted	$(2.44)	$(2.69)
Weighted average number of common shares outstanding, basic and diluted	26,917,967	22,511,237
The accompanying notes are an integral part of these consolidated financial statements.

AADI BIOSCIENCE, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, including share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value
Balance at December 31, 2021	20,895	$2	$279,089	$—	$(142,685)	$136,406
Issuance of common stock upon exercise of stock options	132	—	401	—	—	401
Issuance of common stock upon exercise of warrants	7	—	55	—	—	55
Share-based compensation expense	—	—	9,643	—	—	9,643
Issuance of shares under the employee stock purchase plan	27	—	323	—	—	323
Issuance of common stock to PIPE Investors, net of issuance costs	3,374	—	72,178	—	—	72,178
Unrealized loss on investments, net of tax	—	—	—	(115)	—	(115)
Net loss	—	—	—	—	(60,513)	(60,513)
Balance at December 31, 2022	24,435	$2	$361,689	$(115)	$(203,198)	$158,378
Issuance of common stock upon exercise of stock options	42	—	78	—	—	78
Share-based compensation expense	—	—	11,954	—	—	11,954
Issuance of shares under the employee stock purchase plan	77	—	408	—	—	408
Unrealized gain on investments, net of tax	—	—	—	142	—	142
Net loss	—	—	—	—	(65,765)	(65,765)
Balance at December 31, 2023	24,554	$2	$374,129	$27	$(268,963)	$105,195
The accompanying notes are an integral part of these consolidated financial statements.

AADI BIOSCIENCE, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(65,765)	$(60,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of acquired contract intangible asset	—	3,724
Share-based compensation expense	11,954	9,643
Amortization of premiums and discounts on short-term investments, net	(3,136)	(1,215)
Non-cash interest expense	58	—
Non-cash lease expense	461	382
Depreciation and amortization expense	169	159
Changes in operating assets and liabilities:
Accounts receivable	(3,626)	(1,862)
Inventory	(3,265)	(1,861)
Prepaid expenses and other current assets	3,603	(1,463)
Other non-current assets	518	437
Operating lease liabilities, net	(502)	(291)
Accounts payable and accrued liabilities	(132)	3,220
Net cash used in operating activities	(59,663)	(49,640)
Investing activities:
Purchases of property and equipment	(3,972)	(444)
Purchases of short-term investments	(64,439)	(145,192)
Maturities of short-term investments	151,617	12,750
Net cash provided by (used in) investing activities	83,206	(132,886)
Financing activities:
Proceeds from issuance of common stock and prefunded warrants to PIPE Investors	—	72,500
Issuance of common stock upon exercise of stock options	78	401
Proceeds from issuance under employee stock purchase plan	408	323
Issuance of common stock upon exercise of warrants	—	55
Deferred offering costs paid for financing	(160)	(337)
Costs incurred in connection with issuance of common stock	—	(322)
Net cash provided by financing activities	326	72,620
Net increase (decrease) in cash, cash equivalents and restricted cash	23,869	(109,906)
Cash, cash equivalents and restricted cash at beginning of year	39,083	148,989
Cash, cash equivalents and restricted cash at end of year	$62,952	$39,083
The accompanying notes are an integral part of these consolidated financial statements.

AADI BIOSCIENCE, INC.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2023	2022
Supplemental disclosure of cash flow information:
Interest paid during the period	$230	$230
Costs incurred in connection with issuance of common stock paid during the period	$—	$322
Supplemental disclosure of non-cash activities:
Deferred transaction costs included in accounts payable and accrued liabilities	$46	$—
Amounts accrued for purchases of property and equipment	$571	$80
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,241

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Organization and Operations
Aadi Bioscience, Inc. (together with its subsidiaries, the “Company” or “Aadi”) is a biopharmaceutical company focused on developing and commercializing precision therapies for cancers with alterations in the mTOR pathway, a key regulator of cell growth and cancer progression. Aadi’s lead drug product, FYARRO®, combines two established technologies — nanoparticle albumin-bound (nab) technology and the anti-cancer agent, sirolimus. Nab-sirolimus is a potent inhibitor of the mTOR biological pathway with demonstrated anti-cancer activity in Aadi's lead indication, advanced unresectable or metastatic malignant perivascular epithelioid cell tumor (“PEComa”), a rare cancer. In November 2021, the U.S. Food and Drug Administration (the “FDA”) approved FYARRO sirolimus protein-bound particles for injectable suspension (albumin-bound) for the treatment of adult patients with locally advanced unresectable or metastatic malignant PEComa. On February 22, 2022, Aadi launched FYARRO in the United States for treatment of advanced malignant PEComa. FYARRO is licensed to Aadi by Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol-Myers Squibb Company ("BMS").
The Company’s historical operations have consisted principally of sales of FYARRO after receiving FDA approval, performing research and development activities and raising capital. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding before sustainable revenues and profit from operations are achieved.
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
The Company has experienced net losses since its inception and expects to continue to incur net losses into the foreseeable future. As of and for the year ended December 31, 2023, the Company had an accumulated deficit of $269.0 million and a net loss of $65.8 million. To date, these operating losses have been funded primarily from sales of FYARRO, outside sources of invested capital through the issuance of convertible promissory notes, grant funding, the sale of securities, and proceeds from license agreements.
The Company had cash, cash equivalents and short term investments of $108.8 million at December 31, 2023. Management believes the Company’s current cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report. If the Company is unable to achieve and maintain profitability, it will need additional financing to support its continuing operations and pursue its strategic objectives. Additional financing may be achieved through a combination of equity offerings, and debt financings. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.
On March 17, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen as its sales agent for an at-the-marketing-offering. Any sales under the Sales Agreement may result in dilution to existing shareholders. As of December 31, 2023, no shares of common stock had been sold under this Sales Agreement.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements, and the related disclosures, have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and U.S. Securities and Exchange Commission ("SEC") regulations and, in the opinion of management include all adjustments necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows for each period presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). All adjustments are of a normal recurring nature. The Company’s consolidated financial statements are stated in U.S. dollars. Certain prior year amounts have been reclassified to conform to the current year presentation.

Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on short-term investments. Comprehensive loss has been reflected in the consolidated statements of operations and comprehensive loss for all periods presented.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. In the opinion of management, all adjustments that are considered necessary for fair presentation have been included. The most significant estimates in the Company’s consolidated financial statements relate to gross-to-net accruals, share-based compensation expense and accrued research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents, and available-for-sale marketable debt securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. While the Company has not experienced any losses in such deposits, the recent failure of Silicon Valley Bank, at which the Company holds cash and cash equivalents in multiple accounts, exposed the Company to credit risk prior to the resolution by the Federal Deposit Insurance Corporation in a manner that fully protected all depositors. The Company has not experienced any losses on deposits since inception.
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
Customer Concentration
For the year ended December 31, 2023, two customers represented 51% and 48% of the Company's revenue. For the year ended December 31, 2022, two customers represented 47% and 52% of the Company’s revenue, respectively.
Additionally, two customers accounted for 44% and 56% of net accounts receivable as of December 31, 2023. One customer accounted for 100% of net accounts receivable as of December 31, 2022.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid marketable securities purchased with original maturities of three months or less at the time of purchase date to be cash equivalents. Restricted cash consists of a letter of credit secured by restricted cash in connection with one of the Company's office leases described in Note 7, and is included in other assets on the consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets (in thousands):

	As of December 31,
	2023	2022
Cash and cash equivalents	$62,888	$39,019
Restricted cash, non-current	64	64
Total cash, cash equivalents and restricted cash	$62,952	$39,083
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
Short-Term Investments
The Company invests in various types of securities, including United States government treasury bills, commercial paper, corporate debt securities, and government agency bonds. The Company classifies its investments as available-for-sale and records them at fair value based upon market prices at period end. Unrealized gains and losses that are deemed temporary in nature are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Dividend and interest income are recognized when earned. The Company recognizes purchase premiums and discounts as interest income using the interest method over the terms of the securities. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of investments sold. The Company classifies short-term investments with remaining maturities greater than one year as current assets because such short-term investments are available to fund the Company’s current operations.
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
Accounts Receivable, Net
Accounts receivable are recorded net of customer allowances for chargebacks and allowance for credit losses. Allowance for chargebacks is based on contractual terms. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of its individual customer circumstances and credit loss. Receivables are recorded to an allowance for credit loss when it is probable that amounts will not be collected based on terms of the customer contracts. Accounts receivable are net of $0.2 million and $0.1 million of customer allowances for chargebacks as of December 31, 2023 and December 31, 2022, respectively. There were no allowances for credit losses and no receivables were written off for the years ended December 31, 2023 and 2022.
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
Details of inventory are presented as follows (in thousands):

	As of December 31,
	2023	2022
Raw materials	$4,640	$944
Work in process	1,366	—
Finished goods	421	917
Total	$6,427	$1,861
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
Details of property and equipment are presented as follows (in thousands).

	As of December 31,
	2023	2022
Computers and software	$464	$338
Furniture and fixtures	65	65
Construction in process	4,389	77
Lab equipment	25	—
Leasehold improvements	129	129
Total	$5,072	$609
Accumulated depreciation	(270)	(101)
Property and equipment, net	$4,802	$508
Construction in progress mainly consists of lab, production, and testing equipment. Depreciation expense on property, plant, and equipment amounted to $0.2 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.
Impairment of Long-Lived Asset
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
Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. As the Company’s leases do not typically provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. For finance leases, depreciation expense is recognized for the leased asset acquired and interest expense is recognized related to the portion of the financing in the consolidated statements of operations and comprehensive loss. For operating leases, lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expense in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient to not separate between lease and non-lease components.
Commitments and Contingencies
The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of December 31, 2023 and 2022.
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
Co-Payment Assistance: The Company offers co-payment assistance to commercially insured patients meeting certain eligibility requirements. Co-payment assistance is accrued at the time of product sale to SDs and SP based on estimated patient participation and average co-pay benefit to be paid per claim. The Company estimated amounts are compared to actual program participation and co-pay amounts paid using data provided by third-party administrators. If actual amounts differ from the original estimates the assumptions being applied are updated and adjustment for prior period accruals will be adjusted in the current period.
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
The total amount deducted from gross product sales for the allowances described above for the years ended December 31, 2023 and 2022 was $4.6 million and $2.4 million, respectively.
The following table sets forth the changes in the accrued revenue allowances (in thousands):

	As of December 31,
	2023	2022
Balance at beginning of period	$1,434	$—
Provision for current period sales	4,648	2,438
Payments	(5,017)	(1,004)
Balance at end of period	$1,065	$1,434
Research and Development
Research and development expenses consist of costs incurred in performing research and development activities, including salaries and benefits, materials and supplies, preclinical expenses, share-based compensation expense, contract services, and other external development expenses. The Company records research and development activities conducted by third-party service providers, which include work related to preclinical studies, clinical trials, and contract manufacturing activities, to research and development expense as incurred. The Company is required to estimate the amount of services provided but not yet invoiced and include these expenses in accrued expenses on the consolidated balance sheets and within research and development expenses in the consolidated statements of operations and comprehensive loss. These expenses are a significant component of the Company’s research and development expenses and require significant estimates and judgments. The Company accrues for these expenses based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. As actual expenses become known, the Company adjusts its accrued expenses.
Share-Based Compensation
The Company recognizes all share-based payments to employees, including grants of employee stock options and restricted stock units in the consolidated statements of operations and comprehensive loss based on their fair values. All of the Company’s share-based awards, to employees, non-employees, officers, and directors, are subject only to service-based vesting conditions. Compensation expense for awards to employees is calculated on a straight-line basis by recognizing the fair value over the associated service period of the award, which is generally the vesting term. Options granted during the year have a maximum contractual term of ten years.
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
Net Loss per Share
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Basic and diluted weighted average shares of common stock outstanding for the years ended December 31, 2023 and 2022, includes the weighted average effect of 2,426,493 Pre-Funded Warrants (as defined below), which were issued in September 2022, for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.0001 per share.
Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities, which include outstanding stock options, restricted stock units, and warrants have been excluded from the computation of diluted net loss per share as they would be anti-dilutive.
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2023	2022
Options to purchase common stock	4,579,659	2,990,423
Restricted Stock Units to purchase common stock	32,558	—
Warrants to purchase common stock	29,167	29,167
Recent Accounting Pronouncements
In 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses” which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model which will be based on an estimate of current expected credit loss; and (ii) provides for recording credit losses on available-for-sale debt securities through an allowance account. The standard also requires certain incremental disclosures. Subsequently, the FASB issued several ASUs to clarify, improve, or defer the adoption of ASU 2016-13. The Company adopted ASU 2016-13 beginning January 2023. The Company determined that the adoption of this standard did not result in a material impact to the consolidated financial statements.
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
In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires a company to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker. The standard is effective for us beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. We do not expect to early adopt the new standard. We are currently evaluating the impact of ASU 2023-07 on the consolidated financial statements and related disclosures and will adopt the new standard using a retrospective approach.
In December 2023, the FASB also issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for us beginning in fiscal year 2025, with early adoption permitted. We do not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2023-09 on the consolidated financial statements and related disclosures.
3. Fair Value Measurement
The following table sets forth the recurring fair value of the Company’s financial assets and liabilities, allocated into the Level 1, Level 2 and Level 3 hierarchy that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$61,034	$—	$—	$61,034
U.S. government treasury bills	19,458	—	—	19,458
Commercial paper	—	8,717	—	8,717
Corporate bonds (2)	—	13,447	—	13,447
Government agency	—	5,482	—	5,482
Total financial assets	$80,492	$27,646	$—	$108,138

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$32,035	$—	$—	$32,035
U.S. government treasury bills	70,708	—	—	70,708
Commercial paper	—	53,296	—	53,296
Corporate bonds	—	4,250	—	4,250
Government agency	—	5,287	—	5,287
Total financial assets	$102,743	$62,833	$—	$165,576

(1)Included in cash and cash equivalents in the accompanying consolidated balance sheets.
(2)Includes $1.1 million of corporate bonds in cash and cash equivalent in the accompanying consolidated balance sheet.
Net unrealized gain on investments was $27,000 as of December 31, 2023. As of December 31, 2022, net unrealized losses were $0.1 million. As of December 31, 2023 and 2022, all marketable securities had a contractual maturity of less than one year.
4. Short-Term Investments and Cash Equivalents
The following table summarizes the Company's short-term investments (in thousands):

	As of and for Year Ended December 31, 2023
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$61,034	$—	$—	$61,034
U.S. government treasury bills	Less than 1	19,441	17	—	19,458
Commercial paper	Less than 1	8,712	6	(1)	8,717
Corporate bonds	Less than 1	13,438	10	(1)	13,447
Government agency	Less than 1	5,486	—	(4)	5,482
Total		$108,111	$33	$(6)	$108,138

	As of and for Year Ended December 31, 2022
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$32,035	$—	$—	$32,035
U.S. government treasury bills	Less than 1	70,812	4	(108)	70,708
Commercial paper	Less than 1	53,296	—	—	53,296
Corporate bonds	Less than 1	4,276	—	(26)	4,250
Government agency	Less than 1	5,272	15	—	5,287
Total		$165,691	$19	$(134)	$165,576
5. Intangible Asset
On August 26, 2021, the Company closed its reverse merger pursuant to which the Company’s wholly-owned subsidiary merged with and into Aadi Subsidiary, Inc. (formerly Aadi Bioscience, Inc.) (“Private Aadi”), with Private Aadi surviving as a wholly owned subsidiary of the Company (the “Merger”). The Company recorded a long-lived contract intangible asset as a result of the Merger, related to the license agreement, dated June 24, 2018, with Gossamer Bio, Inc. ("Gossamer"), as amended (the "Gossamer License Agreement"), which was assumed in the Merger. In accordance with GAAP, for asset acquisitions, the excess purchase price over the fair value of the acquired assets and liabilities was ascribed to the acquired contract intangible asset. Due to the significant excess purchase price being allocated over the fair value of the acquired contract intangible asset, the Company determined that an indicator of impairment was present. The contract intangible asset was assessed for recoverability using an undiscounted cash flow model, which resulted in undiscounted cash flows below the carrying amount. At the effective time of the merger, the Company recognized an impairment of $74.2 million to bring the carrying amount of the contract intangible asset down to its estimated fair value of $3.9 million. The fair value estimate of the intangible asset related to contingent cash flows expected from the out-licensing arrangement, of which 90% of any future net cash proceeds will be remitted to each holder of common stock of the Company's predecessor, Aerpio, as of immediately prior to the closing of the merger and paid through the contingent value rights ("CVRs") pursuant to a Contingent Value Rights Agreement, dated as of August 26, 2021 (the "CVR Agreement"). The useful life of the intangible asset was estimated to be approximately 14.3 years.
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
There was no amortization expense for the year ended December 31, 2023. Amortization expense was $87,000 for the year ended December 31, 2022.

The following table shows the amortization expense and impairment of the finite-lived intangible asset for the year ended December 31, 2022, (in thousands):

December 31, 2022
Intangible asset, December 31, 2021	$3,811
Less amortization	(87)
Impairment of contract intangible	(3,724)
Intangible asset, net	$—
6. Accrued Liabilities
Details of accrued liabilities are presented as follows (in thousands):

	As of December 31,
	2023	2022
Accrued salaries and payroll	$1,590	$1,299
Accrued bonus	3,081	5,463
Accrued professional fees	2,504	1,814
Advanced customer payments	—	1,571
Accrued contract manufacturing	4,315	405
Accrued clinical	1,416	2,399
Accrued other - sales related	772	1,435
Accrued other	628	536
Total accrued liabilities	$14,306	$14,922
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
The following table summarizes information related to the Company’s leases (in thousands):

	As of December 31,
	2023	2022
Assets:
Operating lease right-of-use assets	$1,169	$1,522

Liabilities:
Operating lease liabilities, current	$434	$394
Operating lease liabilities, non-current	833	1,267
Total operating lease liabilities	$1,267	$1,661

Rent expense for the years ended December 31, 2023 and 2022 is presented on the following table (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease rent expense	$461	$382
Cash paid for leases and included in operating cash flows for the years ended December 31, 2023 and 2022 is presented on the following table (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid included in operating cash flows	$502	$291
The future minimum lease payments required under the operating leases as of December 31, 2023, are summarized below (in thousands):

Future Minimum Lease Payments:
2024	$512
2025	320
2026	231
2027	280
2028	109
Total minimum lease payments	$1,452
Less: amount representing interest	(185)
Present value of operating lease liabilities	$1,267
Less: operating lease liabilities, current	(434)
Operating lease liabilities, non-current	$833
Remaining lease term (in years)	3.76
Incremental borrowing rate	7.5%
The Company includes option to renew the lease as part of the right of use lease asset and liability when it is reasonably certain the Company will exercise the option. In general, the Company is not reasonably certain to exercise such options.
8. License Agreements
Bristol-Myers Squibb Company License Agreement
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
Under the terms of the BMS License Agreement, BMS is entitled to receive royalties on net sales from licensed products under the agreement and any sublicense fees. During the years ended December 31, 2023 and 2022, royalties on net product sales were $1.8 million and $1.1 million, respectively. No payments related to sublicense fees were paid during the years ended December 31, 2023 and 2022.
On August 30, 2021, the Company and BMS entered into Amendment No. 1 (the “Amendment”) to the BMS License Agreement related to certain intellectual property rights of BMS pertaining to the compound known as FYARRO. Under the terms of the Amendment, the Company paid BMS $5.8 million representing 50% of the previously outstanding payment obligation under the terms of the BMS License Agreement, following the effective time of the 2021 private investment in public equity financing (the"2021 PIPE Financing"). Pursuant to the terms of the Amendment, the remaining previously outstanding payment obligation of $5.8 million, is due on the third anniversary of the effective time of the 2021

PIPE Financing, or August 26, 2024 plus any accrued and unpaid interest due thereon (the “Balloon Payment”). The Balloon Payment shall accrue interest, beginning August 26, 2021 until paid in full, at a rate equal to 4.00% per annum based on the weighted average amount outstanding during the applicable calendar quarter, and interest is payable quarterly in arrears. In addition, the parties agreed to amend the royalty rates payable to BMS based on net sales of products subject to the BMS License Agreement.
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
The Company was eligible to receive an additional $257.0 million in the aggregate upon achievement of certain development, regulatory, and sales milestones, as well as tiered royalties on net sales in the Licensed Territory. Under the terms of the EOC License Agreement, EOC was obligated to fund all research, development, regulatory, marketing and commercialization activities in the defined Licensed Territory. The Company earned $1.0 million in milestone revenue upon achievement of the FDA approval milestone on November 22, 2021. EOC paid the $1.0 million milestone payment in December 2021. In accordance with the BMS License Agreement, 20% of the $1.0 million payment, or $0.2 million, was accrued at December 21, 2021 and paid in January 2022.
On June 27, 2022, the Company received written notice from EOC that EOC elected to terminate the EOC License Agreement, effective immediately, due to alleged material breaches by the Company under such agreement. The Company disagrees with, and continues to dispute, EOC’s allegations of material breach and does not believe that EOC had a right to terminate the EOC License Agreement for material breach, and accordingly believes that the termination of the EOC License Agreement is a termination for convenience. EOC had the right to terminate the agreement for convenience upon 120 days advance written notice. The Company waived such notice period in connection with EOC's termination notice and, as a result, the EOC License Agreement was terminated effective June 27, 2022. Either party had the right to terminate the EOC License Agreement in the event that the other party breached the agreement and failed to cure the breach, became insolvent or challenged certain of the intellectual property rights licensed under the agreement.
9. Stockholders' Equity
Preferred Stock
As of December 31, 2023 and 2022, under the Company’s certificate of incorporation, as amended and restated, the Company has 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital with no shares outstanding.
Common Stock and Pre-Funded Warrants
As of December 31, 2023 and 2022, the Company had 300,000,000 shares of authorized common stock with a par value of $0.0001 per share under the Company’s certificate of incorporation, as amended and restated. As of December 31, 2023 and 2022, the shares of common stock outstanding were 24,554,205 and 24,435,007, respectively.
In March 2022, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company LLC ("Cowen"), with respect to an “at the market offering” program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $75.0 million through Cowen as its sales agent. The Company will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of December 31, 2023, no shares of common stock had been sold pursuant to the Sales Agreement.

On September 22, 2022, the Company entered into a securities purchase agreement (the "Purchase Agreement") for a private investment in public equity financing (the "2022 PIPE Financing") with certain investors (the "2022 PIPE Investors") for the sale by the Company of (i) 3,373,526 shares of the Company’s common stock for a price of $12.50 per share and (ii) pre-funded warrants to purchase an aggregate of 2,426,493 shares of the Company's common stock (the "Pre-Funded Warrants") at a purchase price of $12.4999 per Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at an exercise price of $0.0001 and will be exercisable until exercised in full. The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise; provided, that the holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The 2022 PIPE Financing closed on September 26, 2022. Aggregate net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the shares, were $72.2 million.
On September 26, 2022, the Company and the 2022 PIPE Investors entered into a Registration Rights Agreement (the "2022 PIPE Registration Rights Agreement") providing for the registration for resale of the securities sold under the Purchase Agreement, including the shares issuable upon the exercise of the Pre-Funded Warrants, that are not then registered on an effective registration statement, pursuant to a registration statement filed with the SEC. The Pre-Funded Warrants meet the criteria to be classified within stockholders’ equity. As of December 31, 2023, all Pre-Funded Warrants are still outstanding.
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
Voting
The holders of common stock are entitled to one vote at all meetings of stockholders for each share of common stock held by such stockholders as of the record date.
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
As a result of the evergreen increase, a total of 982,168 shares of common stock were added to the 2021 Plan on January 1, 2024 and 977,400 shares of common stock were added to the 2021 Plan on January 1, 2023.
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
As of December 31, 2023, zero, 256,456, 99,025, 3,766,736, and 490,000 shares were outstanding under the 2011 Plan, Private Aadi Plan, 2017 Plan, 2021 Plan, and 2023 Inducement Plan, respectively.
The following table summarizes the stock option activity during the year ended December 31, 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2023	2,990,423	$19.28	8.59	$2,849
Granted	2,282,409	8.78
Exercised	(41,633)	1.88
Expired/cancelled	(651,540)	19.98
Outstanding as of December 31, 2023	4,579,659	$14.11	8.37	$25
Options exercisable as of December 31, 2023	1,494,789	$17.84	7.22	$25
Vested and expected to vest as of December 31, 2023	4,579,659	$14.11	8.37	$25
As of December 31, 2023, there was $25.3 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.5 years.
The total intrinsic value of the options exercised during the years ended December 31, 2023 and 2022 was $0.2 million and $1.3 million, respectively.
As of December 31, 2023, 657,734 shares were reserved for issuance under the 2021 Plan. As of December 31, 2023, 110,000 shares were reserved for issuance under the 2023 Inducement Plan.
Restricted Stock Units
Restricted stock consists of restricted stock unit awards (RSUs) which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. Employee grants vest over one year. Forfeitures of

RSUs are recognized as they occur. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.
Activity with respect to the Company’s restricted stock units during the year ended December 31, 2023 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2023	—	$—
Granted	32,558	4.30
Vested/Issued	—	—
Forfeited	—	—
Nonvested shares at December 31, 2023	32,558	$4.30
As of December 31, 2023, there was $0.1 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of nine months.
Compensation Expense Summary
The Company recognized the following compensation cost related to employee and non-employee share-based compensation activity for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Selling, general and administrative	$7,450	$6,333
Research and development	4,504	3,310
Total	$11,954	$9,643
The Company uses the Black-Scholes option pricing model to determine the estimated fair value for share-based option awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Forfeitures are recognized and accounted for as they occur.
The calculation was based on the following assumptions:

	Year Ended December 31,
	2023	2022
Weighted average grant date fair value (per share)	$6.83	$12.20
Risk-free interest rate	3.42% - 4.67%	1.46% - 4.23%
Expected volatility	89.94% - 101.49%	85.91% - 89.35%
Expected term (in years)	5.2 - 6.1	5.5 - 6.1
Expected dividend yield	—	—
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
Expected Dividend – The expected dividend yield is assumed to be zero because the Company has never paid dividends and does not have current plans to pay any dividends on its common stock.
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
Merger Warrants to Purchase Common Stock
The Company had warrants outstanding for the purchase of 29,167 shares of the Company’s common stock at December 31, 2023 and 2022. These warrants were assumed in the Merger and were issued by Aerpio in October 2019, for the purchase of 40,000 shares (after taking into account the reverse stock split of the Company's common stock at a ratio of 15:1 effected on August 26, 2021 immediately prior to the closing of the merger (the "Reverse Stock Split") of the Company’s common stock at an exercise price of $7.29 per share (after taking into account the Reverse Stock Split). These warrants were fully vested as of the date of the Merger and expire on October 24, 2024. No warrants were exercised during the year ended December 31, 2023. At the grant date, the fair value of these awards was determined using a Black-Scholes option pricing model.
The number of shares and the exercise price shall be adjusted for standard anti-dilution events such as stock splits, combinations, reorganizations, or issue shares as part of a stock dividend. The warrants meet the criteria to be classified within stockholders’ equity.
11. Employee Stock Purchase Plan
On August 17, 2021, a special meeting of the Company’s stockholders was held to approve the Merger and related matters, at which the Company's stockholders considered and approved the Company’s 2021 ESPP which permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month offering periods to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date. Upon approval of the 2021 ESPP by the stockholders, Aerpio’s Amended and Restated 2017 Employee Stock Purchase Plan terminated. An aggregate of 519,563 shares of common stock was initially reserved for issuance under the 2021 ESPP. The number of shares of common stock available for issuance under the 2021 ESPP is increased on the first day of each fiscal year beginning with the 2022 fiscal year in an amount equal to the least of (i) 310,617 shares of common stock, (ii) one percent (1%) of the outstanding shares of all classes of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount to be determined by the board of directors or its designated committee no later than the last day of the immediately preceding fiscal year. On January 1, 2024, 245,542 shares of common stock were added to the 2021 ESPP. Shares of common stock issuable under the 2021 ESPP will be authorized, but unissued, or reacquired shares of common stock. If the Company’s capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the 2021 ESPP will be appropriately adjusted. The Company opened enrollment into the ESPP in May 2022.
The Company uses the Black-Scholes model to determine the estimated fair value for purchases under the 2021 ESPP. Black-Scholes models require the input of various assumptions, including the expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. The expected volatility used in calculating the estimated fair value for purchases under the 2021 ESPP is based on the historical volatility of the Company's common stock.
The calculation was based on the following assumptions:

	Year Ended December 31,
	2023	2022
Strike price (per share)	$4.00 - $5.98	$11.40 - $11.66
Risk-free interest rate	5.24% - 5.41%	1.54% - 4.40%
Expected volatility	60.99% - 176.11%	92.59% - 105.68%
Expected term (in years)	0.5	0.5
Expected dividend yield	—	—
As of December 31, 2023 and 2022, 659,146 and 492,361 shares of common stock were available for issuance under the 2021 ESPP, respectively. The Company had an outstanding liability of $0.1 million and $76,000 at December 31, 2023 and 2022, respectively, which will be recognized over six months. During the years ended December 31, 2023 and 2022, 77,565 and 27,202 shares were issued under the 2021 ESPP, respectively.

12. Income Taxes
The Company recorded no income tax expense for the years ended December 31, 2023 and 2022. The Company continues to maintain a full valuation allowance.
A reconciliation of the statutory federal income tax with the provision for income taxes are as follows:

	Year Ended December 31,
	2023	2022
Federal tax at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	3.4	1.8
Other permanent items	(0.9)	(0.1)
Change in tax rate	1.3	—
Officers Compensation	(0.7)	(1.7)
Research credit	5.4	2.4
Change in valuation allowance	(29.5)	(23.4)
Effective tax rate	—%	—%
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$43,686	$38,548
Research and development tax credits	8,734	5,168
Section 174 capitalized research expense	14,153	5,417
Other	6,131	4,219
Total deferred tax assets	72,704	53,352
Valuation allowance	(72,144)	(52,766)
Total gross deferred tax assets, net of valuation allowance	560	586
Deferred tax liabilities:
Other	(560)	(586)
Total gross deferred tax liabilities	(560)	(586)
Net deferred tax assets (liabilities)	$—	$—
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
As of December 31, 2023, the Company has federal and state net operating loss (“NOL”) carryforwards of $187.2 million and $92.0 million, respectively. Of the amount of federal and state NOL carryforwards, $143.1 million and $22.3 million, respectively, can be carried forward indefinitely. The remaining federal and state NOL carryforwards begin to expire in 2030 and 2037, unless previously utilized. The Company also has federal and state research credit carryforwards of approximately $9.1 million and $3.1 million, respectively, unless previously utilized. The federal and New Jersey research credit carryforwards will begin to expire in 2037 and 2027, respectively, unless previously utilized. The California research and development (“R&D”) credit will carry forward indefinitely. The increase in the valuation allowance is $19.4 million and $14.4 million for the years ended December 31, 2023 and 2022, respectively.
Pursuant to Section 382 and 383 of the Internal Revenue Code (“IRC”), utilization of the Company’s NOL carryforwards and R&D credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of NOL carryforwards and R&D credits prior to utilization.

The Company has completed an IRC section 382 analysis through December 31, 2022 and has identified ownership changes occurred on August 26, 2021 and February 28, 2017. These ownership changes will impose annual limits on the amounts of NOLs and R&D credits available at the ownership change dates, however assuming the Company does not experience future ownership changes and there is adequate taxable income to absorb the existing NOLs and R&D credits, none of these existing tax attributes are projected to expire before utilization. Future ownership changes occurring subsequent to December 31, 2022 may cause NOL and R&D credit carryforwards to expire unused and, if so, such tax attributes will be removed from the deferred tax asset table above.
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
The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Balance at the beginning of year	$3,380	$2,674
Decrease related to prior year positions	235	2
Increase related to current year positions	982	704
Balance at the end of year	$4,597	$3,380
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
The Company had no accrued interest and no penalties related to income tax matters in the Company’s balance sheet as of December 31, 2023 and has not recognized interest or penalties in the Company’s statement of operations and loss for the year ended December 31, 2023. Further, the Company is not currently under examination by any federal, state or local tax authority.
13. Commitments and Contingencies
Litigation
From time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against the Company. In the Request for Arbitration, EOC claims that the Company breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing information to EOC. As a result, EOC is seeking monetary damages. The arbitration process is ongoing. The Company intends to defend itself vigorously in this matter and pursue all relief to which the Company is entitled. The Company is unable to estimate the possible loss or range of loss. No amounts have been accrued as of December 31, 2023. See Note 8 to these audited financial statements for more information about the EOC License Agreement and its termination.
Purchase Commitments
The Company has ongoing contracts with vendors for clinical trials and contract manufacturing. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of $5.7 million and $2.8 million for expenditures incurred by clinical and contract manufacturing vendors as of December 31, 2023 and 2022, respectively.
At December 31, 2023 the Company was party to a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as amended effective as of August 1, 2022 (the "Fresenius Agreement"), with Fresenius Kabi that contains specific activities including non-cancellable commitments, minimum purchase commitments, and binding annual forecasts. As of December 31, 2023, there were non-cancellable purchase commitments under the Fresenius Agreement related to the purchase of inventory for $4.9 million to be paid in 2024.
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
For the year ended December 31, 2023, the Company incurred $0.9 million in expenses related to the Mirati collaboration. For the year ended December 31, 2022, no expense was incurred related to the Mirati collaboration.
14. Employee Retirement Plan
The Company maintains a 401(k) plan (the “401k Plan”) created in 2015 for the benefit of its employees. All employees who have attained the age of 21 are eligible to participate in the 401k Plan as of the first entry date, as defined by the 401k Plan document, following the employment date. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary. Contributions of $0.7 million and $0.5 million were made during the years ended December 31, 2023 and 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and President, and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
In connection with the preparation of this Annual Report for the year ended December 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and President, and Chief Financial Officer has concluded based upon the evaluation described above that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision of and with the participation of our principal executive and financial officer, our management conducted an evaluation of the effectiveness, as of December 31, 2023, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The other information required by this item is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders (the “Definitive Proxy Statement”).
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
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements.
The consolidated financial statements required by this item are submitted in a separate section beginning on page 114 of this Annual Report.
(a)(2) Financial Statement Schedules.
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

10.4#
Amended and Restated Employment Agreement, dated November 8, 2022, by and between Aadi Bioscience, Inc. and Neil Desai, Ph.D.(incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-38560) filed with the SEC on March 29, 2023).

10.5#
Executive Employment Agreement, dated October 28, 2021, by and between Aadi Bioscience, Inc. and Scott Giacobello (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-38560) filed with the SEC on March 17, 2022).

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

10.13+
Amendment No. 1 to the Amended and Restated License Agreement between Abraxis BioScience, LLC and Aadi Bioscience, Inc. dated August 30, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38560) filed with the SEC on November 10, 2021).

10.14
Office Lease dated April 19, 2019 by and between BRE Sunset Coast, LLC and Aadi Bioscience, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-38560) filed with the SEC on March 29, 2023).

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

10.17#	Senior Cash Incentive Bonus Plan. (incorporated by reference to Exhibit 10.15 in the Registrant’s Annual Report on Form 10-K (File No. 000-53057) filed with the SEC on March 15, 2017).

10.18+
Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, dated as of January 13, 2022, by and between Aadi Bioscience, Inc. and Fresenius Kabi, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on September 20, 2021).

10.19+
Amendment No.1 to the Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, dated as of January 16, 2023, by and between Aadi Bioscience, Inc. and Fresenius Kabi, LLC .(incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-38560) filed with the SEC on March 29, 2023).

10.20
Sales Agreement, dated as of March 17, 2022, by and between Aadi Bioscience, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on March 17, 2022).

10.21#
Form of Restricted Stock Unit Award Agreement under the Aadi Bioscience, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K with the SEC on October 2, 2023).

10.22#
Executive Employment Agreement, dated September 29, 2023, by and between David J. Lennon and Aadi Bioscience, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K with the SEC on October 2, 2023).

10.23#	Aadi Bioscience, Inc. 2023 Inducement Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K with the SEC on October 2, 2023).

10.24#
Form of Aadi Bioscience, Inc. 2023 Inducement Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K with the SEC on October 2, 2023).

21.1*	List of Subsidiaries of the Company

23.1*	Consent of BDO USA P.C.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Aadi Bioscience, Inc. Compensation Recovery Policy

101.INS	IXBRL Inline Instance Document

101.SCH	IXBRL Inline Taxonomy Extension Schema Document

101.CAL	IXBRL Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	IXBRL Inline Taxonomy Extension Definition Linkbase Document

101.LAB	IXBRL Inline Taxonomy Extension Label Linkbase Document

101.PRE	IXBRL Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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

AADI BIOSCIENCE, INC.

Date: March 13, 2024	By:	/s/ David J. Lennon
David J. Lennon, Ph.D.
Chief Executive Officer and President (Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David J. Lennon, Ph.D., Scott Giacobello and Stephen Rodin, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David J. Lennon	Chief Executive Officer and President and Director (Principal Executive Officer)	March 13, 2024
David J. Lennon, Ph.D.

/s/ Scott Giacobello	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2024
Scott Giacobello

/s/ Caley Castelein	Chairman	March 13, 2024
Caley Castelein, M.D.

/s/ Behzad Aghazadeh	Director	March 13, 2024
Behzad Aghazadeh, Ph.D.

/s/ Anupam Dalal	Director	March 13, 2024
Anupam Dalal, M.D.

/s/ Neil Desai	Director; Executive Chairman	March 13, 2024
Neil Desai, Ph.D.

/s/ Karin Hehenberger	Director	March 13, 2024
Karin Hehenberger, M.D., Ph.D.

/s/ Mohammad Hirmand	Director	March 13, 2024
Mohammad Hirmand, M.D.

/s/ Richard Maroun	Director	March 13, 2024
Richard Maroun, J.D.

/s/ Emma Reeve	Director	March 13, 2024
Emma Reeve