Form 10-Q
period 2024-03-31
Aadi Bioscience, Inc.
filed 2024-05-08
CIK 1422142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, the registrant had 24,554,205 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
AADI BIOSCIENCE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$53,780	$62,888
Short-term investments	34,491	45,957
Accounts receivable, net	4,933	5,488
Inventory	5,936	6,427
Prepaid expenses and other current assets	3,433	3,826
Total current assets	102,573	124,586
Property and equipment, net	5,686	4,802
Operating lease right-of-use assets	1,077	1,169
Other assets	1,737	1,866
Total assets	$111,073	$132,423

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,095	$5,898
Accrued liabilities	10,598	14,306
Operating lease liabilities, current portion	425	434
Due to licensor payable (Note 7)	5,757	5,757
Total current liabilities	19,875	26,395
Operating lease liabilities, net of current portion	738	833
Total liabilities	20,613	27,228
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 24,554,205 shares issued and outstanding as of March 31, 2024 and December 31, 2023	2	2
Additional paid-in capital	377,718	374,129
Accumulated other comprehensive (loss) income	(8)	27
Accumulated deficit	(287,252)	(268,963)
Total stockholders’ equity	90,460	105,195
Total liabilities and stockholders’ equity	$111,073	$132,423
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share data and earnings per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Product sales, net	$5,353	$5,867
Total revenue	5,353	5,867
Operating expenses
Selling, general and administrative	10,620	11,207
Research and development	13,593	10,956
Cost of goods sold	652	529
Total operating expenses	24,865	22,692
Loss from operations	(19,512)	(16,825)
Other income (expense)
Foreign exchange loss	(1)	—
Interest income	1,282	1,660
Interest expense	(58)	(58)
Total other income (expense), net	1,223	1,602
Net loss	$(18,289)	$(15,223)
Other comprehensive (loss) income:
Unrealized (loss) income on available-for-sale debt securities	(35)	83
Comprehensive loss	(18,324)	(15,140)
Net loss per share, basic and diluted	$(0.68)	$(0.57)
Weighted average number of common shares outstanding, basic and diluted	26,980,698	26,862,646
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, including share amounts)
(Unaudited)

	For the Three Months Ended March 31, 2024
	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2023	24,554	$2	$374,129	$27	$(268,963)	$105,195
Share-based compensation expense	—	—	3,589	—	—	3,589
Unrealized loss on investments, net of tax	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(18,289)	(18,289)
Balance at March 31, 2024	24,554	$2	$377,718	$(8)	$(287,252)	$90,460

	For the Three Months Ended March 31, 2023
	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2022	24,435	$2	$361,689	$(115)	$(203,198)	$158,378
Share-based compensation expense	—	—	2,740	—	—	2,740
Issuance of common stock upon exercise of stock options	2	—	8	—	—	8
Unrealized gain on investments, net of tax	—	—	—	83	—	83
Net loss	—	—	—	—	(15,223)	(15,223)
Balance at March 31, 2023	24,437	$2	$364,437	(32)	$(218,421)	$145,986
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,289)	$(15,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,589	2,740
Discount amortization on short-term investments	(422)	(1,200)
Non-cash interest expense	58	58
Non-cash lease expense	115	116
Depreciation and amortization expense	50	38
Changes in operating assets and liabilities:
Accounts receivable	555	(3,703)
Inventory	490	(1,942)
Prepaid expenses and other current assets	953	(642)
Other non-current assets	138	116
Operating lease liabilities	(126)	(124)
Accounts payable and accrued liabilities	(6,764)	(1,544)
Net cash used in operating activities	(19,653)	(21,310)
Cash flows from investing activities:
Purchases of property and equipment	(739)	(1,369)
Purchase of short-term investments	(7,646)	(23,052)
Maturity of short-term investments	18,940	40,750
Net cash provided by investing activities	10,555	16,329
Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	—	8
Deferred offering costs paid for financing	(10)	—
Net cash (used in) provided by financing activities	(10)	8
Net decrease in cash, cash equivalents and restricted cash	(9,108)	(4,973)
Cash, cash equivalents and restricted cash at beginning of period	62,952	39,083
Cash, cash equivalents and restricted cash, end of period	$53,844	$34,110

Supplemental disclosure of cash flow information:
Interest paid during the period	$58	$58
Supplemental disclosure of non-cash activities:
Accrued property and equipment	$540	$387
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
The Company has experienced net losses since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $287.3 million as of March 31, 2024 and a net loss of $18.3 million and $15.2 million for the three months ended March 31, 2024 and 2023, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital through the issuance of convertible promissory notes, grant funding, the sale of securities, and proceeds from license agreements.
The Company had cash, cash equivalents and short-term investments of $88.3 million at March 31, 2024. Management believes the Company’s current cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report. If the Company is unable to achieve and maintain profitability, it will need additional financing to support its continuing operations and pursue its strategic objectives. Additional financing may be achieved through a combination of equity offerings, and debt financings. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.
On March 17, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen as its sales agent for an at-the-marketing-offering. Any sales under the Sales Agreement may result in dilution to existing shareholders. As of March 31, 2024, no shares of common stock had been sold under this Sales Agreement.
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
Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2024.
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
Customer Concentration
For the three months ended March 31, 2024, two customers represented 48% and 52% of the Company’s revenue. For the three months ended March 31, 2023, two customers represented 51% and 48% of the Company’s revenue.
Additionally, two customers accounted for 51% and 49% of net accounts receivable as of March 31, 2024.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid marketable securities purchased with original maturities of three months or less at the time of purchase date to be cash equivalents. Restricted cash consists of a letter of credit secured by restricted cash in connection with one of the Company's office leases described in Note 6, and is included in other assets on the condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$53,780	$62,888
Restricted cash, non-current	64	64
Total cash, cash equivalents and restricted cash	$53,844	$62,952
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
Accounts Receivable, Net
Accounts receivable are recorded net of customer allowances for chargebacks and allowance for credit losses. Allowance for chargebacks is based on contractual terms. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances and credit loss. Receivables are recorded to an allowance for credit loss when it is probable that amounts will not be collected based on terms of the customer contracts. Accounts receivable are net of $0.1 million and $0.2 million, of customer allowances for chargebacks as of March 31, 2024 and December 31, 2023, respectively. There were no allowances for credit losses and no receivables were written off for the periods ended March 31, 2024 and December 31, 2023.
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
Details of inventory are presented as follows (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$3,606	$4,640
Work in process	1,660	1,366
Finished goods	670	421
Total	$5,936	$6,427
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
Details of property and equipment are presented as follows (in thousands):

	March 31, 2024	December 31, 2023
Computers and Software	$471	$464
Construction in process	5,312	4,389
Furniture and fixtures	65	65
Lab equipment	25	25
Leasehold improvements	133	129
Total	$6,006	$5,072
Accumulated depreciation	(320)	(270)
Property and equipment, net	$5,686	$4,802
Construction in process mainly consists of lab, production, and testing equipment. Depreciation expense on property, plant, and equipment amounted to $50,000 and $38,000 for the three months ended March 31, 2024 and 2023, respectively.
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
Commitments and Contingencies
The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of March 31, 2024 and December 31, 2023.
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
The total amount deducted from gross product sales for the allowances described above for the three months ended March 31, 2024, and 2023, was $1.1 million and $1.0 million, respectively.
The following table sets forth the changes in the accrued revenue allowances (in thousands):

	As of March 31,
	2024	2023
Balance at beginning of period	$1,065	$1,434
Provision for current period sales	1,084	1,035
Payments	(1,292)	(553)
Balance at end of period	$857	$1,916
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
Net Loss per Share
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Basic and diluted weighted average shares of common stock outstanding for the three months ended March 31, 2024, includes the weighted average effect of 2,426,493 Pre-Funded Warrants, which were issued in September 2022, for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.0001 per share. See Note 8 for more information on the Pre-Funded Warrants.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	5,372,887	3,846,365
Restricted Stock Units to purchase common stock	341,258	—
Warrants to purchase common stock	29,167	29,167
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging – Contracts in Entity’s Own Equity” (Subtopic 815-40). This new guidance is intended to reduce the complexity of accounting for convertible instruments. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments. Entities may adopt ASU 2020-06 using either a partial retrospective or fully retrospective method of transition. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years for smaller reporting companies. ASU 2020-06 is not applicable to the Company’s consolidated financial position and results of operations.
In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires a company to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker. The standard is effective for the Company beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. The standard is not expected to have a material impact to the Company's condensed consolidated financial statements.
In December 2023, the FASB also issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company beginning in fiscal year 2025, with early adoption permitted. The Company does not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on the consolidated financial statements and related disclosures.

3. Fair Value Measurement
The following table sets forth the recurring fair value of the Company’s financial assets and liabilities, allocated into the Level 1, Level 2 and Level 3 hierarchy that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$51,924	$—	$—	$51,924
U.S. government treasury bills	15,527	—	—	15,527
Commercial paper	—	7,469	—	7,469
Corporate bonds	—	11,495	—	11,495
Total financial assets	$67,451	$18,964	$—	$86,415

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$61,034	$—	$—	$61,034
U.S. government treasury bills	19,458	—	—	19,458
Commercial paper	—	8,717	—	8,717
Corporate bonds (2)	—	13,447	—	13,447
Government agency	—	5,482	—	5,482
Total financial assets	$80,492	$27,646	$—	$108,138
(1)Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)Includes $1.1 million of corporate bonds in cash and cash equivalent in the accompanying consolidated balance sheet.
As of March 31, 2024, net unrealized loss on investments was $8,000. All marketable securities had a contractual maturity of less than one year as of March 31, 2024.

4. Short-Term Investments and Cash Equivalents
The following table summarizes the Company's short-term investments (in thousands):

		As of March 31, 2024
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$51,924	$—	$—	$51,924
U.S. government treasury bills	Less than 1	15,534	1	(8)	15,527
Commercial paper	Less than 1	7,470	2	(3)	7,469
Corporate bonds	Less than 1	11,495	3	(3)	11,495
Total		$86,423	$6	$(14)	$86,415

		As of December 31, 2023
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$61,034	$—	$—	$61,034
U.S. government treasury bills	Less than 1	19,441	17	—	19,458
Commercial paper	Less than 1	8,712	6	(1)	8,717
Corporate bonds	Less than 1	13,438	10	(1)	13,447
Government agency	Less than 1	5,486	—	(4)	5,482
Total		$108,111	$33	$(6)	$108,138
5. Accrued Liabilities
Details of accrued liabilities are presented as follows (in thousands):

	March 31, 2024	December 31, 2023
Accrued professional fees	$1,564	$2,504
Accrued salaries and payroll	1,724	1,590
Accrued bonus	1,336	3,081
Accrued clinical	1,402	1,416
Accrued contract manufacturing	3,279	4,315
Accrued other - sales related	738	772
Accrued other	555	628
Total accrued liabilities	$10,598	$14,306
6. Operating Leases
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

The following table summarizes information related to the Company’s leases (in thousands):

	March 31, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	$1,077	$1,169

Liabilities:
Operating lease liabilities, current	$425	$434
Operating lease liabilities, non-current	738	833
Total operating lease liabilities	$1,163	$1,267
Rent expense for the three months ended March 31, 2024 and 2023 is presented on the following table (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease rent expense	$115	$116
Cash paid for leases and included in operating cash flows for the three months ended March 31, 2024 and 2023 is presented on the following table (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid included in operating cash flows	$126	$124
The future minimum lease payments required under the operating leases as of March 31, 2024, are summarized below (in thousands):

Future Minimum Lease Payments:
2024	$386
2025	320
2026	231
2027	280
2028	109
Thereafter	—
Total minimum lease payments	$1,326
Less: amount representing interest	(163)
Present value of operating lease liabilities	$1,163
Less: operating lease liabilities, current	(425)
Operating lease liabilities, non-current	$738
Remaining lease term (in years)	3.60
Incremental borrowing rate	7.55%
The Company includes the option to renew the lease as part of the right of use lease asset and liability when it is reasonably certain the Company will exercise the option. In general, the Company is not reasonably certain to exercise such options.
7. License Agreements
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
Under the terms of the BMS License Agreement, BMS is entitled to receive royalties on net sales from licensed products under the agreement and any sublicense fees. During the three months ended March 31, 2024 and 2023, royalties on net product sales were $0.4 million. No payments related to sublicense fees were paid during the three months ended March 31, 2024 or 2023.
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

8. Stockholders’ Equity
Preferred Stock
As of March 31, 2024 and December 31, 2023, under the Company’s certificate of incorporation, as amended and restated, the Company has 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital with no shares outstanding.
Common Stock and Pre-Funded Warrants
As of March 31, 2024 and December 31, 2023, the Company had 300,000,000 shares of authorized common stock, par value of $0.0001 per share, under the Company's certificate of incorporation, as amended and restated. As of March 31, 2024 and December 31, 2023, the shares of common stock outstanding were 24,554,205.
In March 2022, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company LLC (“Cowen”), with respect to an “at the market offering” program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $75.0 million through Cowen as its sales agent. The Company will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of March 31, 2024, no shares of common stock had been sold pursuant to the Sales Agreement.
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
On September 26, 2022, the Company and the 2022 PIPE Investors entered into a Registration Rights Agreement (the “2022 PIPE Registration Rights Agreement”) providing for the registration for resale of the securities sold under the Purchase Agreement, including the shares issuable upon the exercise of the Pre-Funded Warrants, that are not then registered on an effective registration statement, pursuant to a registration statement filed with the SEC. The Pre-Funded Warrants meet the criteria to be classified within stockholders’ equity. As of March 31, 2024, all Pre-Funded Warrants are still outstanding.
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
9. Share-Based Compensation
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
As of March 31, 2024, 256,456, 37,921, 4,929,768, and 490,000 shares were outstanding under the 2014 Private Aadi Plan, 2017 Plan , 2021 Plan, and 2023 Inducement Plan, respectively. As of March 31, 2024, no shares were outstanding under the 2011 Plan.
The following table summarizes the stock option activity during the three months ended March 31, 2024:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2024	4,579,659	$14.11	8.37	$25
Granted	1,088,059	1.92
Exercised	—	—
Expired/cancelled	(294,831)	12.52
Outstanding as of March 31, 2024	5,372,887	$11.68	8.56	$504
Options exercisable as of March 31, 2024	2,285,885	$13.92	8.02	$244
Vested and expected to vest as of March 31, 2024	5,372,887	$11.68	8.56	$504
As of March 31, 2024, there was $21.3 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.32 years.
The total intrinsic value of the options exercised during the three months ended March 31, 2024, and 2023, was $0 and $16,000, respectively
As of March 31, 2024, and December 31, 2023, 647,974 and 657,734 shares were reserved for issuance under the 2021 Plan, respectively. As of March 31, 2024 and December 31, 2023, 110,000 shares were reserved for issuance under the 2023 Inducement Plan.
Restricted Stock Units
Restricted stock consists of restricted stock unit awards (RSUs) which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. Employee grants vest over four years. Forfeitures of RSUs are recognized as they occur. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.
Activity with respect to the Company’s restricted stock units during the three months ended March 31, 2024 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2024	32,558	$4.30
Granted	308,700	1.92
Vested/Issued	—	—
Forfeited	—	—
Nonvested shares at current period end	341,258	$2.15
As of March 31, 2024, there was $0.7 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 3.55 years.
Compensation Expense Summary
The Company recognized the following compensation cost related to employee and non-employee share-based compensation activity for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Selling, general and administrative	$2,342	$1,640
Research and development	1,247	1,100
Total	$3,589	$2,740
The Company uses the Black-Scholes option pricing model to determine the estimated fair value for share-based option awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Forfeitures are recognized and accounted for as they occur.
The calculation was based on the following assumptions:

	Three Months Ended March 31,
	2024	2023
Weighted average grant date fair value (per share)	$1.43	$8.57
Risk-free interest rate	4.13% - 4.14%	3.42% - 4.17%
Expected volatility	89.22% - 91.46%	89.94% - 95.72%
Expected term (in years)	5.0 - 6.1	5.8 - 6.1
Expected dividend yield	—	—
The Company determines the assumptions used in the option pricing model in the following manner:
Risk-Free Interest Rate – For the determination of the risk-free interest rates, the Company utilizes the U.S. Treasury yield curve for instruments in effect at the time of measurement with a term commensurate with the expected term assumption.
Expected Volatility – The Company based its estimate of expected volatility on a weighted average using the Company's limited historical stock price volatility data, supplemented with the estimated and expected volatilities of a guideline group of publicly traded companies. For these analyses, the Company selected companies with comparable characteristics including enterprise value, risk profiles, and with historical share price information sufficient to meet the expected life of the share-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its share-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
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
Merger Warrants to Purchase Common Stock
The Company had warrants outstanding for the purchase of 29,167 shares of the Company’s common stock at both March 31, 2024, and December 31, 2023. These warrants were assumed in the Merger and were issued by Aerpio in October 2019, for the purchase of 40,000 shares (after taking into account the reverse stock split of the Company’s common stock at a ratio of 15:1 effected on August 26, 2021 immediately prior to the closing of the Merger, (the "Reverse Stock Split")) of the Company’s common stock at an exercise price of $7.29 per share (after taking into account the Reverse Stock Split). These warrants were fully vested as of the date of the Merger and expire on October 24, 2024. No warrants were exercised during the three months ended March 31, 2024. At the grant date, the fair value of these awards was determined using a Black-Scholes option pricing model.
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
The calculation was based on the following assumptions:

Three Months Ended March 31, 2024
Strike price (per share)	$4.00
Risk-free interest rate	5.41%
Expected volatility	60.99%
Expected term (in years)	0.5
Expected dividend yield	—
As of March 31, 2024, and December 31, 2023, 904,688 and 659,146 shares of common stock were available for issuance under the 2021 ESPP, respectively. The Company had an outstanding liability of $0.2 million and $0.1 million as of March 31, 2024, and December 31, 2023, respectively, which will be recognized over six months. No shares were issued under the 2021 ESPP during the three months ended March 31, 2024, and 2023, respectively.
11. Income Taxes
The Company recorded income tax expense of zero for the three months ended March 31, 2024 and 2023, respectively. The Company continues to maintain a full valuation allowance.

12. Commitments and Contingencies
Litigation
From time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against the Company. In the Request for Arbitration, EOC claims that the Company breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing information to EOC. As a result, EOC is seeking monetary damages. The arbitration process is ongoing. The Company intends to defend itself vigorously in this matter and pursue all relief to which the Company is entitled. The Company is unable to estimate the possible loss or range of loss. No amounts have been accrued as of March 31, 2024. See Note 7 for more information about the EOC License Agreement and its termination.
Purchase Commitments
The Company has ongoing contracts with vendors for clinical trials and contract manufacturing. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of $4.7 million and $5.7 million for expenditures incurred by clinical and contract manufacturing vendors as of March 31, 2024, and December 31, 2023, respectively.
At March 31, 2024, the Company was party to a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as amended effective as of August 1, 2022 and March 31, 2024 (the "Fresenius Agreement"), with Fresenius Kabi that contains specific activities including non-cancellable commitments, minimum purchase commitments, and binding annual forecasts. As of March 31, 2024, there were non-cancellable purchase commitments related to the purchase of inventory for $3.8 million to be paid in 2024.
Mirati Collaboration
In October 2022, the Company entered into a collaboration and supply agreement with Mirati Therapeutics, Inc. (“Mirati”) to evaluate the combination of Mirati’s adagrasib, a KRASG12C selective inhibitor, and FYARRO in KRASG12C mutant non-small cell lung cancer (NSCLC) and other solid tumors. In May 2024, the Company announced the mutually agreed upon termination of the collaboration and supply agreement with Mirati and the discontinuation of the Phase 1/2 study. Under the terms of the agreement, Mirati was responsible for sponsoring and operating the Phase 1/2 study and the Company supplied study drug and jointly shared the cost of the study.
The primary objective of this multi-center, single-arm, open-label Phase 1/2 trial was to determine the optimal dose and recommended Phase 2 dose for the combination of adagrasib and FYARRO in patients with KRASG12C mutant solid tumors. In addition, the study was intended to investigate the safety, tolerability and efficacy of adagrasib and FYARRO in combination in patients both with and without prior exposure to a KRASG12C inhibitor. The trial was built on preclinical data showing enhanced anti-tumor efficacy with the combination of adagrasib and FYARRO relative to either agent alone.
For the three months ended March 31, 2024 and 2023, the Company incurred $0.2 million and $0.4 million in expenses related to the Mirati collaboration, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes to those statements thereto appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ending December 31, 2023 filed with the SEC on March 13, 2024. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. You should read this Quarterly Report completely, including Part II, Item 1A (Risk Factors) of this Quarterly Report and the “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by our forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
In November 2021, the U.S. Food and Drug Administration (the “FDA”) approved FYARRO sirolimus protein-bound particles for injectable suspension (albumin-bound) for the treatment of adult patients with locally advanced unresectable or metastatic malignant PEComa. On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net product sales of $5.4 million and $5.9 million for the three months ended March 31, 2024 and 2023, respectively. See “Results of Consolidated Operations” for further discussion of our results.
In addition to advanced malignant PEComa, based on exploratory data from our completed Phase 2 registrational study, Advanced Malignant PEComa Trial (“AMPECT trial”) and data for FYARRO in other solid tumors with TSC1 and TSC2 inactivating alterations, we initiated a registration-directed tumor-agnostic Phase 2 study (“PRECISION1 trial”) of FYARRO in patients with malignant solid tumors with alterations of the Tuberous Sclerosis Complex 1 (“TSC1”) or Tuberous Sclerosis Complex 2 (“TSC2”) genes. The PRECISION1 trial was opened for enrollment in the United States during the first quarter of 2022 and, on December 14, 2023, we announced results from an interim analysis on the first third of participants in the PRECISION1 trial. This interim analysis included data from the first third of trial participants (n=40) with a minimum of 4.5 months of follow-up, including investigator-assessed response and safety analyzed separately in each of the TSC1 and TSC2 arms. We expect to report the two-thirds interim analysis in the third quarter of 2024, with the overall response rate (ORR) analysis of such two-thirds cohort (n=80) based on independent radiological review with a minimum of six months of follow-up for all patients.

Recent Developments
•PRECISON1 Trial Enrollment and Timing. In April 2024, we fully enrolled the PRECISION1 trial. The trial is expected to be completed by the end of 2024, with results anticipated in early 2025.
•Amendment of Fresenius Kabi Agreement. Effective as of March 2024, we amended our Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as previously amended effective as of August 1, 2022 (collectively, the “Fresenius Agreement”) with Fresenius Kabi, LLC (“Fresenius Kabi”) to, among other things, extend the term of the Fresenius Agreement to July 31, 2024 (or such later date as may be agreed upon between the parties) and amend certain terms related to pricing, forecasting, compliance and our obligation to purchase certain minimum quantities of FYARRO from Fresenius Kabi. Under the Fresenius Agreement, we may purchase FYARRO for either clinical or commercial purposes for use in the United States and Canada.
•Termination of the Mirati Collaboration. In May 2024, we announced that, at our request, we and Mirati Therapeutics, Inc. (“Mirati”) mutually agreed to terminate our collaboration and supply agreement. We entered into the agreement with Mirati in October 2022 to evaluate the combination of Mirati’s adagrasib (KRAZATI®), a KRASG12C selective inhibitor, and FYARRO in KRASG12C mutant non-small cell lung cancer ("NSCLC") and other solid tumors. The Phase 1/2 trial has been discontinued as we prioritize the evaluation of nab-sirolimus in Phase 2 trials for endometrioid endometrial cancer ("EEC") and in neuroendocrine tumors ("NETs").

BMS License Agreement
We have exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to ABI-009 (which we refer to as FYARRO) pursuant to an amended and restated license agreement, dated November 15, 2019, as amended August 31, 2021 (the “BMS License Agreement”) with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of BMS. Under the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. We recorded royalties on net product sales of $0.4 million during the three months ended March 31, 2024 and 2023, under the terms of this agreement. No development payments related to milestones under this agreement were paid during the three months ended March 31, 2024. See Note 7 to the condensed consolidated financial statements for more information about the BMS License Agreement.
On August 30, 2021, the Company and BMS entered into Amendment No. 1 (the "BMS Amendment") to the BMS License Agreement. Under the terms of the BMS Amendment, we paid BMS $5.8 million, representing 50% of the previously outstanding payment obligation under the agreement, following the effective time of our 2021 private investment in public equity (PIPE) financing ("2021 PIPE Financing") that occurred in connection with the closing of the reverse merger of Aerpio Pharmaceuticals, Inc. whereby Aspen Merger Subsidiary, Inc., our wholly-owned subsidiary (“Merger Sub”), merged with and into Aadi Subsidiary, Inc. (formerly known as Aadi Bioscience, Inc. (“Private Aadi”)), with Private Aadi surviving as our wholly-owned subsidiary (the “Merger”). Pursuant to the terms of the BMS Amendment, the remaining portion of the previously outstanding payment obligation ($5.8 million), which is recorded on our condensed consolidated balance sheets as due to licensor, is due on the third anniversary of the effective time of the 2021 PIPE Financing (i.e., August 26, 2024), plus any accrued and unpaid interest due thereon.
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
On June 27, 2022, we received written notice from EOC that EOC has elected to terminate the EOC License Agreement, effective immediately. On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of

Commerce’s International Court of Arbitration against us. The arbitration process is ongoing. We intend to defend ourselves vigorously in this matter and pursue all relief to which we are entitled. We are unable to estimate the possible loss or range of loss, therefore no amounts have been accrued as of March 31, 2024. See Notes 7 and 12 to the condensed consolidated financial statements for more information about the EOC License Agreement, its termination and pending arbitration.
Mirati Collaboration
In October 2022, we entered into a collaboration and supply agreement with Mirati to evaluate the combination of Mirati’s adagrasib and FYARRO in KRASG12C mutant NSCLC and other solid tumors. In May 2024, we announced the mutually agreed upon termination of the collaboration and supply agreement with Mirati and the discontinuation of the Phase 1/2 study. Under the terms of the agreement, Mirati was responsible for sponsoring and operating the Phase 1/2 study and we supplied study drug and jointly shared the cost of the study.
The primary objective of this multi-center, single-arm, open-label Phase 1/2 trial was to determine the optimal dose and recommended Phase 2 dose for the combination of adagrasib and FYARRO in patients with KRASG12C-mutant solid tumors. In addition, the study was intended to investigate the safety, tolerability and efficacy of adagrasib and FYARRO in combination in patients both with and without prior exposure to a KRASG12C inhibitor. The trial was built on preclinical data showing enhanced anti-tumor efficacy with the combination of adagrasib and FYARRO relative to either agent alone.
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

Key Trends and Factors Affecting Comparability Between Periods
•We have built a cross-functional commercial team consisting of marketing, market access and commercial operations and will continue to strategically build our sales and our commercial infrastructure with capabilities designed to scale when necessary to support future commercial launches. Expenses related to our commercialization of FYARRO, including personnel expenses, sales support, and marketing are included in selling, general and administrative expenses for the three months ended March 31, 2024. We expect these expenses to decrease, as compared to prior periods.
•We have built our research and development team and we expect our research and development costs will increase in 2024, relative to prior periods, as a result of significant expenses related to the PRECISION1 trial which was open to enrollment during the year ended December 31, 2023 and continued enrollment through the three months ended March 31, 2024, as well as our anticipated expenses related to clinical programs for FYARRO in EEC and in NETs. We are currently enrolling patients in (i) a Phase 2 open-label, multi-institutional study to evaluate the efficacy and safety of the combination of FYARRO with letrozole for the treatment of advanced or recurrent EEC and (ii) a Phase 2 multicenter, open-label, single-arm trial to evaluate FYARRO in adult patients with functional or non-functional, well-differentiated, locally advanced unresectable or metastatic NETs of the GI tract, lung, or pancreas who have received ≤2 prior lines of therapy, excluding somatostatin analogs (SSTa).
Liquidity and Capital Resources
As of March 31, 2024, we had $88.3 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into the fourth quarter of 2025. We have incurred net losses in each year since inception and as of March 31, 2024, we had an accumulated deficit of $287.3 million. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, and costs associated with the Merger. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials and identifying and designing product candidates, the regulatory approval process for FYARRO outside the United States and in additional indications and any other product candidates we may develop in the future and the commercial launch of FYARRO.
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
Income Tax Expense
During the three months ended March 31, 2024, and 2023, we recognized no income tax expense on the condensed consolidated statements of operations and comprehensive loss. Since our formation in 2011, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items.
Results of Operations:
The following table presents the results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue
Product sales, net	$5,353	$5,867
Total revenue	5,353	5,867
Operating expenses
Selling, general and administrative	10,620	11,207
Research and development	13,593	10,956
Cost of goods sold	652	529
Total operating expenses	24,865	22,692
Loss from operations	(19,512)	(16,825)
Other income (expense), net	1,223	1,602
Loss before income tax expense	(18,289)	(15,223)
Income tax expense	—	—
Net loss	$(18,289)	$(15,223)
Comparison of the Three Months Ended March 31, 2024 and 2023
Product Sales, Net
Our product sales, net consist of sales of FYARRO since its launch in the United States on February 22, 2022. Product sales, net for the three months ended March 31, 2024 and 2023 were $5.4 million and $5.9 million, respectively. The decrease of sales is a result of distributor ordering patterns and fewer new patient initiations than the historical average.
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2024 and 2023, were $10.6 million and $11.2 million, respectively. The decrease of $0.6 million was largely driven by a reduction of $1.1 million in consulting expenses, $0.7 million in legal and other expenses, $0.1 million in commercial and marketing expense, offset by an increase of $1.3 million of personnel expenses primarily related to severance expense due to a workforce reduction primarily related to restructuring of our commercial, medical affairs, and corporate support functions.

Research and Development Expenses
The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Personnel expenses	$6,297	$6,027
Consultants	415	1,399
External clinical development	4,431	2,694
Clinical drug product manufacturing	2,177	753
Other expenses	273	83
Total research and development expenses	$13,593	$10,956
Research and development expenses for the three months ended March 31, 2024 and 2023 were $13.6 million and $11.0 million, respectively. The increase of $2.6 million was driven by a $1.7 million increase in clinical development expenses primarily related to the PRECISION1 trial and $1.4 million in clinical drug product manufacturing, offset by a decrease of $0.5 million in headcount, consultants, and other expenses.
Cost of Goods Sold
Cost of goods sold was $0.7 million and $0.5 million for the three months ended March 31, 2024, and 2023, respectively, primarily reflecting royalties incurred on product sold.
Other Income (Expense), Net
Other income, net for the three months ended March 31, 2024 was $1.2 million, compared to other expense, net of $1.6 million for the three months ended March 31, 2023. The change was primarily driven by a decrease in short-term investments held during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Liquidity and Capital Resources
Overview
As of March 31, 2024 we had $88.3 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into the fourth quarter of 2025.
We have incurred net losses in each year since inception and as of March 31, 2024, we had an accumulated deficit of $287.3 million. Our net losses were $18.3 million and $15.2 million for the three months ended March 31, 2024 and 2023, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical studies and clinical trials, identifying and designing product candidates, the regulatory approval process for FYARRO outside the United States and in additional indications and any other product candidates we may develop in the future, and the continued commercialization of FYARRO. We expect our expenses, and the potential for losses, to increase as we conduct clinical trials of FYARRO in additional indications and seek to expand our pipeline.
On September 22, 2022, we received funding of $72.2 million, net from a private investment in public equity financing (the “2022 PIPE Financing”) with certain investors (the “2022 PIPE Investors”).
On March 17, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an “at the market offering” pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar value of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of March 31, 2024, no shares of common stock had been sold under the Sales Agreement.
The shares of our common stock to be offered and sold under the Sales Agreement will be issued and sold pursuant to our shelf registration statement on the Form S-3 (File No. 333-277018) (the “Shelf Registration Statement”), which was filed with the SEC on February 12, 2024 and which became effective April 30, 2024. No securities have yet been sold under the

Shelf Registration Statement. We filed a prospectus supplement with the SEC on May 3, 2024 in connection with the offer and sale of the shares pursuant to the Sales Agreement.
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
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(19,653)	$(21,310)
Net cash provided by investing activities	10,555	16,329
Net cash (used in) provided by financing activities	(10)	8
Net decrease in cash, cash equivalents and restricted cash	$(9,108)	$(4,973)
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
For the three months ended March 31, 2024, cash used in operating activities was $19.7 million and resulted from (i) our net loss of $18.3 million, (ii) a $4.8 million net increase in our operating assets and liabilities, primarily driven by a decrease in accounts payable and accrued liabilities and a decrease in prepaid expenses and other current assets, accounts receivable, and inventory, and (iii) $3.4 million in non-cash adjustments, which were primarily related share based compensation, discount amortization on short-term investments, lease expense, depreciation and amortization.
For the three months ended March 31, 2023, cash used in operating activities was $21.3 million and resulted from (i) our net loss of $15.2 million, and (ii) a $7.8 million net increase in our operating assets and liabilities, primarily driven by an increase in accounts receivable, prepaid expenses, inventory and a decrease in accounts payable and accrued liabilities, and other non-current assets, offset by net non-cash adjustments totaling $1.7 million, which was primarily related to share based compensation, discount amortization on short-term investments, lease expense, depreciation and amortization.
Investing Activities
Cash provided by investing activities for the three months ended March 31, 2024 related to maturities of short-term investments of $18.9 million, offset by purchases of short-term investments of $7.6 million and fixed assets of $0.7 million.
Cash provided by investing activities for the three months ended March 31, 2023 related to maturities of short-term investments of $40.8 million, offset by purchases of short-term investments of $23.1 million and fixed assets of $1.4 million.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2024 related to the deferred offering costs.
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
Rent expense is being recorded on a straight-line basis. Rent expense related to the Pacific Palisades and Morristown leases was $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. See Note 6 to the condensed consolidated financial statements for details related to future lease payments.
In January 2022, we entered into the Fresenius Agreement with Fresenius Kabi, pursuant to which Fresenius Kabi will manufacture FYARRO for us and we will purchase FYARRO as a finished drug product from Fresenius Kabi, on a purchase order basis. The Fresenius Agreement contains specific activities such as non-cancellable commitments, minimum purchase commitments, or binding annual forecasts. Under the Fresenius Agreement, which is effective through July 31, 2024 (or such later date as may be agreed between the parties in writing), we may purchase FYARRO for either clinical or commercial purposes for use in the United States and Canada.
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
For a discussion of our critical accounting estimates, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 13, 2024. There have been no material changes to the critical accounting estimates previously disclosed in our Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide information under this Item.
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
For discussion of legal proceedings, see Item 1 of Part I, “Condensed Consolidated Financial Statements - Note 12” in this Quarterly Report.
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
We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have a single product, FYARRO, approved for commercial sale by the FDA in November 2021 and launched commercially in the United States for treatment of advanced malignant PEComa in February 2022. We generated net product sales for FYARRO of $5.4 million and $5.9 million for the three months ended March 31, 2024 and 2023, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.
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
Based on the AMPECT trial and data for FYARRO in other solid tumors with truncating Tuberous Sclerosis Complex 1 (“TSC1”) and Tuberous Sclerosis Complex 2 (“TSC2”) inactivating alterations, and following discussions with the FDA, we opened enrollment for our registration-directed tumor-agnostic Phase 2 trial (“PRECISION1 trial”) in malignant solid tumors harboring TSC1 or TSC2 inactivating alterations in the first quarter of 2022. In addition, we are currently enrolling patients in (i) a Phase 2 open-label, multi-institutional study to evaluate the efficacy and safety of the combination of

FYARRO with letrozole for the treatment of advanced or recurrent endometrioid-type endometrial cancer ("EEC") and (ii) a Phase 2 multicenter, open-label, single-arm trial to evaluate adult patients with functional or non-functional, well-differentiated, locally advanced unresectable or metastatic neuroendocrine tumors ("NETs") of the GI tract, lung, or pancreas who have received ≤2 prior lines of therapy excluding somatostatin analogs (SSTa).
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
We have incurred significant net losses since our inception, have only recently begun to generate revenue from product sales and have financed our operations principally through private placements and public offerings of our securities, federal grants and proceeds from licenses. Our net losses were $18.3 million and $15.2 million for the three months ended March 31, 2024 and 2023, respectively. We had an accumulated deficit of $287.3 million as of March 31, 2024, and $269.0 million as of December 31, 2023. These losses have resulted primarily from costs incurred in connection with research and development activities, costs incurred in connection with commercializing FYARRO and general and administrative costs associated with our operations. We have only one product approved for commercial sale which generated net product sales of $5.4 million for the three months ended March 31, 2024, and we continue to incur significant selling, general and administrative expenses as well as research and development expenses related to our ongoing operations. As a result, we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of commercializing FYARRO, research and development, including identifying and designing additional product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for FYARRO and any future product candidates. We expect our expenses, and the potential for losses, to increase substantially as we commercialize FYARRO, continue to conduct clinical trials of FYARRO and seek to expand our pipeline. The amount of our future expenses and potential losses is uncertain.
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
As of March 31, 2024, we had $88.3 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments will enable us to fund our planned operating expenses and capital expenditures into the fourth quarter of 2025. Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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

In addition to advanced malignant PEComa, based on exploratory data from the completed AMPECT trial and data for FYARRO in other solid tumors with TSC1 and TSC2 inactivating alterations, we initiated PRECISION1, our registration-directed tumor-agnostic Phase 2 study of FYARRO in patients with malignant solid tumors harboring TSC1 or TSC2 alterations. We completed a Type B meeting with the FDA in which we discussed the trial design. The PRECISION1 trial is ongoing, with the first patient dosed in March 2022 and the trial full enrolled in April 2024. On December 14, 2023, we announced results from an interim analysis on the first third of participants in the PRECISION1 trial. The trial is expected to be completed by the end of 2024 with results anticipated in early 2025. Our product development costs could increase if we experience delays. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize FYARRO or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on FYARRO and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of additional clinical development of FYARRO include, among other things:
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
From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as our interim analysis on the first third of participants in the PRECISION1 trial, which was announced on December 14, 2023. Preliminary data is based on a preliminary analysis of then available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report tumor responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit, independent radiographic or clinical review, and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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
We intend to develop FYARRO and potentially other product candidates, in combination with one or more currently approved or unapproved therapies to treat cancer or other diseases. For example, in the third quarter of 2023, we commenced a Phase 2 open-label, multi-institutional study to evaluate the efficacy and safety of the combination of FYARRO with letrozole for the treatment of advanced or recurrent EEC. Patients may not be able to tolerate FYARRO or any of our future product candidates in combination with other therapies or dosing of FYARRO or any of our future product candidates in combination with other therapies may have unexpected consequences. Even though FYARRO has received FDA approval for advanced malignant PEComa, and even if FYARRO receives regulatory approval for additional indications, or if any of our product candidates that we develop in the future were to receive regulatory approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with such products, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which FYARRO or any future product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for FYARRO or any future product candidates, the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions requiring additional clinical trials, or our own products being removed from the market or being less successful commercially.
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
Our clinical trials have been and may in the future be undertaken in the United States. We may choose to conduct additional clinical trials internationally as well. For example, we are currently conducting our PRECISION1 trial of FYARRO in the United States and South Korea, but we may conduct the trial in other countries in the future. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from United States clinical trials are intended to serve as the basis for regulatory approval in foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
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

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020, and subsequently was amended and supplemented by the CPRA, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. Numerous other states in the U.S. have proposed or enacted similar legislation. While the CCPA and many other similar state laws exempt some data regulated by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and certain clinical trials data, the CCPA and such other laws, to the extent applicable to our business and operations, may increase our compliance costs and potential liability. Further, some states have enacted more specific legislation, such as Washington’s enactment of the My Health, My Data Act, which includes a private right of action. The U.S. federal government is also contemplating federal privacy legislation. The evolving trend toward more stringent privacy legislation in the United States, including the foregoing laws and regulations and the potential for future laws and regulations,could increase our compliance costs and potential liability and adversely affect our business.

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
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding certain payments and other transfers of value made to covered recipients in the previously year, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; our failure to submit required information timely, accurately, and completely may result in significant civil monetary penalties and may increase our liability under other federal laws or regulations; and
•additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including, for example, the GDPR, the UK GDPR, and state laws and regulations, including general legislation such as the CCPA, and sector- or subject matter-specific laws and regulations, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways. Many state laws in the U.S. are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state and other laws and regulations and if we fail or are alleged to comply with an applicable requirement of any of these laws or regulations, we could be subject to claims, demands, and litigation initiated by private individuals or entities, regulatory investigations and other proceedings, and fines, penalties, and other liabilities.
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
We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to manufacture supplies of FYARRO or any future product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of FYARRO and product candidates for preclinical studies and clinical trials under the guidance of members of our organization. In the case of FYARRO, we rely on a single third-party manufacturer, Fresenius Kabi, LLC (“Fresenius Kabi”), and currently have no alternative manufacturer in place. On January 13, 2022, we entered into a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as amended effective as of August 1, 2022 and March 31, 2024 (collectively, the “Fresenius Agreement”), with Fresenius Kabi pursuant to which Fresenius Kabi will manufacture FYARRO for intravenous use for us, and we will purchase FYARRO as a finished drug product from Fresenius Kabi, on a purchase-order basis. The Fresenius Agreement is effective through July 31, 2024 (or such later date as may be agreed between the parties in writing). Under the Fresenius Agreement, we may purchase FYARRO for either clinical or commercial purposes for use in the United States and Canada. The price of FYARRO will be fixed, subject to the ability of Fresenius Kabi to increase pricing under specified circumstances. We also have an obligation to purchase certain minimum quantities of FYARRO and any failure to purchase those minimum quantities will result in an additional payment from us to Fresenius Kabi. We have other supply agreements in place for key raw materials used in the manufacture of FYARRO such as for the drug substance sirolimus and for human albumin, which are key ingredients in the drug product. If we were to engage another third-party manufacturer, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a bridging study, that any new manufacturing process will produce FYARRO or any other product candidate we may develop in the future, if approved, according to the specifications previously submitted to the FDA or another regulatory authority. If we were to experience an unexpected loss of supply of FYARRO or any other product candidate that we may develop in the future for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations in commercializing FYARRO for advanced malignant PEComa, or be required to restart or repeat, any pending or ongoing clinical trials for FYARRO in other indications or for any other product candidates we may develop in the future, in a timely manner or on budget. Moreover, if we are unable to keep up with demand for FYARRO, our revenue could be impaired, market acceptance for FYARRO could be adversely affected.
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
We rely on a single-source supplier, Fresenius Kabi, for our drug product FYARRO. In January 2022, we entered into the Fresenius Agreement, which we most recently amended effective as March 31, 2024 to, among other things, extend the term of the Fresenius Agreement to July 31, 2024 (or such later date as may be agreed upon between the parties) and amend certain terms related to pricing, forecasting, compliance and our obligation to purchase certain minimum quantities of FYARRO from Fresenius Kabi. We also have supply agreements in place for key raw materials used in the manufacture of FYARRO such as for the drug substance sirolimus and for human albumin, which are key ingredients in the drug product. Our suppliers could discontinue the manufacturing or supply of FYARRO at any time. We do not carry a significant inventory of FYARRO or our key raw materials used in the manufacture of FYARRO. Our suppliers may not be able to meet our demand for their products, either because of acts of nature, the nature of our agreements with those manufacturers or our relative importance to them as a customer, and our manufacturers may decide in the future to discontinue or reduce the level of business they conduct with us either entirely or for a particular territory. The loss of any of the foregoing would require significant time and effort to locate and qualify an alternative source of supply. We currently rely on a single company for such manufacturing for FYARRO. Any contractual disputes between us and such manufacturer, the termination of the Fresenius Agreement or loss of manufacturing ability by such manufacturer could similarly require significant time, effort and expense to locate and qualify an alternative source of manufacturing, which could materially harm our business.
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

Under the EOC License Agreement (as defined herein), we received an upfront payment and were eligible to receive regulatory and sales-based milestone payments upon the occurrence of certain milestone events totaling $257 million, as well as tiered royalties based on annual net sales of FYARRO. In addition, EOC was responsible for development, regulatory submissions, and commercialization in China, Hong Kong, Macau and Taiwan (collectively, the “EOC Territory”). The EOC License Agreement was terminated effective June 27, 2022, and EOC initiated a Request for Arbitration with the International Chamber of Commerce's International Court of Arbitration against us on the same date. Under the EOC License Agreement, we relied on EOC for a substantial portion of the financial resources and for the development, regulatory, and commercialization activities for FYARRO in the EOC Territory. In addition, EOC's termination of the EOC License Agreement prior to completing development or commercialization of FYARRO under the collaboration adversely impacts the potential approval and our revenue from the licensed product in the EOC Territory and we will not receive future revenues from the collaboration. It may be necessary for us to assume the responsibility at our own expense for the development of FYARRO in the EOC Territory or find another partner for the territory. In that event, we would likely need to seek additional funding and our potential to generate future revenues from FYARRO could be significantly reduced and our business could be materially and adversely harmed. See Notes 7 and 12 to the condensed and consolidated financial statements for more information about the EOC License Agreement, its termination and resulting arbitration.
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
Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements. For example, on June 27, 2022, EOC elected to terminate the EOC License Agreement, effective immediately, due to alleged material breaches by us. We disagree with, and continue to dispute, EOC’s allegations of material breach and the matter is currently in arbitration. See Notes 7 and 12 to the unaudited consolidated financial statements for more information about the EOC License Agreement, its termination, and resulting arbitration. Under the EOC License Agreement, we relied on EOC for a substantial portion of the financial resources and for the development, regulatory, and commercialization activities for FYARRO in the EOC Territory. In addition, EOC’s termination of the EOC License Agreement prior to completing development or commercialization of FYARRO under the collaboration adversely impacts the potential approval and our revenue from the licensed product in the EOC Territory and we will not receive future revenues from the collaboration. It may be necessary for us to assume the responsibility at our own expense for the development of FYARRO in the EOC Territory or find another partner for the territory. In that event, we would likely need to seek additional funding and our potential to generate future revenues from FYARRO could be significantly reduced and our business could be materially and adversely harmed.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to our Business
Our success is highly dependent on our ability to attract and retain highly skilled executive officers, key scientific personnel and employees.
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers or key scientific personnel could be detrimental to us if we cannot recruit suitable replacements in a timely manner. On November 9, 2022, we announced the transition of Neil Desai, our founder, director, President and Chief Executive Officer to Executive Chairman, and the appointment of Brendan Delaney, our Chief Operating Officer, to President and Chief Executive Officer, each effective January 1, 2023. Following such transition, on March 3, 2023, we announced Mr. Delaney’s resignation as President and CEO, effective March 14, 2023, and the appointment of Scott Giacobello, our Chief Financial Officer to Interim CEO and President, effective March 15, 2023. Mr. Giacobello served as our Interim CEO and President until the appointment of David Lennon as President and CEO, effective October 2, 2023, and Mr. Giacobello continued in his role as Chief Financial Officer. These leadership transitions, as well as future other senior management changes, could disrupt and have a detrimental effect on our business. We will need to hire additional personnel as we expand our clinical development and commercial activities. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.
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
As of March 31, 2024, we had 75 full-time employees, including 51 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of systems and information), which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. These risks may be heightened due to the increasing number of our and our vendors' and contractors' personnel working remotely. Further geopolitical events such as wars and conflicts may increase the cybersecurity threats we and the third parties we work with face. Any disruption or security breach or incident resulting in a loss, destruction, unavailability, or unauthorized alteration, dissemination, or other processing of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, have prevented or will prevent significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, or unauthorized alteration, dissemination, or other processing of, or damage to, our data that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, any such event that were to occur and cause interruptions in our operations could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss, unauthorized alteration, or unavailability of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, interruptions or other disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, disclosure, or other processing of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information or individually identifiable health information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads or is perceived to lead to unauthorized access, use, disclosure, or other processing of individually identifiable health information or personal information, including such information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of such information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular information, which could result from breaches experienced by us or by our vendors, contractors or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. Any disruption or security incident resulting or perceived to result, in any loss, destruction, or unauthorized alteration or other processing of, or damage to, our data (including personal information and other information relating to individuals, and our confidential or proprietary information or that of third parties), we could be exposed to claims, demands, litigation and governmental investigations and other proceedings, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties, and other liabilities.
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
Our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under United States tax law. Our NOLs generated in tax years beginning before January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable United States federal tax law, and therefore could expire unused. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of our current year taxable income. As of December 31, 2023, after consideration of the NOLs that have been estimated to expire unused under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), we had federal NOL carryforwards of approximately $187.2 million, $44.1 million of which will begin to expire in 2030 and the remaining $143.1 million do not expire. We also have state NOL carryforwards of approximately $92.0 million available as of December 31, 2023, which begin to expire in 2037.
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

Legislation or other changes in United States and international tax laws could increase our tax liability and adversely affect after-tax profitability. For example, beginning in 2022, the legislation commonly known as the Tax Cuts and Jobs Act of 2017, or the Tax Act, requires U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside of the United States must be capitalized and amortized over a 15-year period. Further, in August 2022, the United States enacted the Inflation Reduction Act, which implemented a number of changes, including a 1% excise tax on stock buybacks and an alternative minimum tax on adjusted financial statement income. Such enacted and other proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred tax assets in future periods.
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
Although no third party has asserted a claim of patent infringement against us as of the date of this Quarterly Report, others may hold proprietary rights that could prevent FYARRO or our other product candidates that we may develop in the future from being marketed. For example, various patent offices periodically grant mode of action patents and a third party may have or obtain a patent with claims covering modes of action relevant to our product or product candidates. While these mode of action patents may be difficult to enforce, the third party may assert a claim of patent infringement directed at FYARRO or any other product candidates we may develop in the future. Any patent-related legal action or any claim relating to intellectual property infringement that is successfully asserted against us claiming damages and seeking to enjoin commercial activities relating to our products or processes could subject us to significant liability for damages, including treble damages and attorney’s fees if it was determined that we willfully infringed, and require us to obtain a license to manufacture or market our product or product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product or product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent or delay us from developing and commercializing our product or product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of our outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product or product candidates and technology.
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
As described in Note 12 (Commitments and contingencies) to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have been, are, and may in the future become, party to lawsuits and legal proceedings including, without limitation, actions and proceedings in the ordinary course of business relating to our collaboration partners, directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. In the Request for Arbitration, EOC claims that we breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing information to EOC. As a result, EOC is seeking monetary damages. The arbitration process is ongoing.
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
Our stock price is volatile.
The market price of our common stock could be subject to significant fluctuations. From the completion of the Merger on August 26, 2021 through March 31, 2024, the closing price for our common stock ranged from a low of $1.59 to a high of $33.00 per share. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
•general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including turmoil in the global banking system, deteriorating market conditions due to investor concerns regarding inflation and conflicts in Ukraine and the Middle East;
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
On February 12, 2024, we filed a universal shelf registration statement on Form S-3 (File No. 333-277018) (the “Shelf Registration Statement”), which became effective on April 30, 2024. No securities have yet been sold under the Shelf Registration Statement. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. SEC rules provide that companies with a public float of less than $75 million may only sell shares under a Form S-3 shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the public float. If we do not meet this public float requirement, any offering by us under the Shelf Registration Statement or any future registration statement on Form S-3 that we may file with the SEC will be limited to raising an aggregate of one-third of our public float in any 12-month period.
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
SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3. As of the filing of this Quarterly Report on Form 10-Q, we are subject to General Instruction I.B.6 to Form S-3, referred to as the baby shelf rules. Under these regulations, the amount of funds we can raise through primary public offerings of securities in any 12-month period using a registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates of the Company. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using a Form S-3 until such time as our public float exceeds $75 million. Furthermore, if we are required to file a new registration statement on another form, it may incur additional costs and be subject to delays due to review by the SEC staff.
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
Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of March 31, 2024, we had cash, cash equivalents and short-term investments of $88.3 million, consisting of U.S. government treasury bills, commercial paper, corporate debt securities, and government agency bonds. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on December 7, 2022).

10.1*+	Amendment No.2 to the Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, dated April 1, 2024, by and between Aadi Bioscience, Inc. and Fresenius Kabi, LLC

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
*    Filed herewith.
**    The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
+    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AADI BIOSCIENCE, INC.

Date: May 8, 2024	By:	/s/ David J. Lennon
David J. Lennon, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)