Form 10-Q
period 2024-06-30
Aadi Bioscience, Inc.
filed 2024-08-07
CIK 1422142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, the registrant had 24,614,834 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
AADI BIOSCIENCE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$41,139	$62,888
Short-term investments	37,429	45,957
Accounts receivable, net	5,920	5,488
Inventory	6,098	6,427
Prepaid expenses and other current assets	2,419	3,826
Total current assets	93,005	124,586
Property and equipment, net	6,004	4,802
Operating lease right-of-use assets	982	1,169
Other assets	1,629	1,866
Total assets	$101,620	$132,423

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,265	$5,898
Accrued liabilities	13,751	14,306
Operating lease liabilities, current portion	374	434
Due to licensor payable (Note 7)	5,757	5,757
Total current liabilities	22,147	26,395
Operating lease liabilities, net of current portion	682	833
Total liabilities	22,829	27,228
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 24,614,834 and 24,554,205 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	380,651	374,129
Accumulated other comprehensive (loss) income	(27)	27
Accumulated deficit	(301,835)	(268,963)
Total stockholders’ equity	78,791	105,195
Total liabilities and stockholders’ equity	$101,620	$132,423
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share data and earnings per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Product sales, net	$6,179	$6,202	$11,532	$12,069
Total revenue	6,179	6,202	11,532	12,069
Operating expenses
Selling, general and administrative	7,892	11,776	18,512	22,983
Research and development	13,093	13,315	26,686	24,271
Cost of goods sold	778	656	1,430	1,185
Total operating expenses	21,763	25,747	46,628	48,439
Loss from operations	(15,584)	(19,545)	(35,096)	(36,370)
Other income (expense)
Foreign exchange loss	(2)	(3)	(3)	(3)
Interest income	1,061	1,635	2,343	3,295
Interest expense	(58)	(58)	(116)	(116)
Total other income (expense), net	1,001	1,574	2,224	3,176
Net loss	$(14,583)	$(17,971)	$(32,872)	$(33,194)
Other comprehensive loss:
Unrealized (loss) income on available-for-sale debt securities	(19)	(12)	(54)	71
Comprehensive loss	$(14,602)	$(17,983)	$(32,926)	$(33,123)
Net loss per share, basic and diluted	$(0.54)	$(0.67)	$(1.22)	$(1.23)
Weighted average number of common shares outstanding, basic and diluted	27,010,013	26,879,089	26,995,356	26,878,672
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, including share amounts)
(Unaudited)

	For the Three and Six Months Ended June 30, 2024
	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2023	24,554	$2	$374,129	$27	$(268,963)	$105,195
Share-based compensation expense	—	—	3,589	—	—	3,589
Unrealized loss on investments, net of tax	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(18,289)	(18,289)
Balance at March 31, 2024	24,554	$2	$377,718	$(8)	$(287,252)	$90,460
Share-based compensation expense	—	—	2,839	—	—	2,839
Issuance of shares under the employee stock purchase plan	61	—	94	—	—	94
Unrealized loss on investments, net of tax	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(14,583)	(14,583)
Balance at June 30, 2024	24,615	$2	$380,651	$(27)	$(301,835)	$78,791

	For the Three and Six Months Ended June 30, 2023
	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2022	24,435	$2	$361,689	$(115)	$(203,198)	$158,378
Share-based compensation expense	—	—	2,740	—	—	2,740
Issuance of common stock upon exercise of stock options	2	—	8	—	—	8
Unrealized gain on investments, net of tax				83		83
Net loss	—	—	—	—	(15,223)	(15,223)
Balance at March 31, 2023	24,437	$2	$364,437	$(32)	$(218,421)	$145,986
Share-based compensation expense	—	—	3,054	—	—	3,054
Issuance of common stock upon exercise of stock options	34		68	—	—	68
Issuance of shares under the employee stock purchase plan	49		294			294
Unrealized loss on investments, net of tax				(12)		(12)
Net loss	—	—	—	—	(17,971)	(17,971)
Balance at June 30, 2023	24,520	$2	$367,853	$(44)	$(236,392)	$131,419
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(32,872)	$(33,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,428	5,794
Amortization of premiums and discounts on short-term investments, net	(809)	(2,062)
Non-cash interest expense	58	58
Non-cash lease expense	230	231
Depreciation	99	81
Changes in operating assets and liabilities:
Accounts receivable	(432)	(1,814)
Inventory	328	(1,362)
Prepaid expenses and other current assets	2,427	845
Other non-current assets	253	275
Operating lease liabilities	(254)	(250)
Accounts payable and accrued liabilities	(4,266)	(6,670)
Net cash used in operating activities	(28,810)	(38,068)
Cash flows from investing activities:
Purchases of property and equipment	(1,280)	(2,058)
Purchase of short-term investments	(26,555)	(23,052)
Maturity of short-term investments	34,819	92,000
Net cash provided by investing activities	6,984	66,890
Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	—	76
Proceeds from issuance of common stock under employee stock purchase plan	94	294
Deferred offering costs paid for financing	(17)	(49)
Net cash provided by financing activities	77	321
Net (decrease) increase in cash, cash equivalents and restricted cash	(21,749)	29,143
Cash, cash equivalents and restricted cash, beginning of year	62,952	39,083
Cash, cash equivalents and restricted cash, end of period	$41,203	$68,226

Supplemental disclosure of cash flow information:
Interest paid during the period	$115	$115
Supplemental disclosure of non-cash activities:
Accrued property and equipment	$591	$519
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
Merger with Aerpio Pharmaceuticals, Inc.
On August 26, 2021 (the “Closing Date”), Aadi Bioscience, Inc., a Delaware corporation (f/k/a Aerpio Pharmaceuticals, Inc.), completed its business combination with Aadi Subsidiary, Inc. (f/k/a as Aadi Bioscience, Inc., or “Private Aadi”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated May 16, 2021, by and among Aadi, Aspen Merger Subsidiary, Inc. (“Merger Sub”) and Private Aadi (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private Aadi, with Private Aadi surviving as a wholly owned subsidiary of ours (the “Merger”).
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
The Company has experienced net losses since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $301.8 million as of June 30, 2024. For the three months ended June 30, 2024 and 2023, the Company had a net loss of $14.6 million and $18.0 million, respectively. For the six months ended June 30, 2024 and 2023, the Company had a net loss of $32.9 million and $33.2 million, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital through the issuance of convertible promissory notes, grant funding, the sale of securities, and proceeds from license agreements.
The Company had cash, cash equivalents and short-term investments of $78.6 million at June 30, 2024. Management believes the Company’s current cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report. If the Company is unable to achieve and maintain profitability, it will need additional financing to support its continuing operations and pursue its strategic objectives. Additional financing may be achieved through a combination of equity offerings and debt financings. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.
On March 17, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen as its sales agent for an at-the-marketing-offering. Any sales under the Sales Agreement may result in dilution to existing shareholders. As of June 30, 2024, no shares of common stock had been sold under this Sales Agreement.
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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and available-for-sale marketable debt securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. While the Company has not experienced any losses in such deposits, the recent failure of Silicon Valley Bank, at which the Company holds cash and cash equivalents in multiple accounts, exposed the Company to credit risk prior to the resolution by the Federal Deposit Insurance Corporation in a manner that fully protected all depositors. The Company has not experienced any losses on deposits since inception.
The Company’s accounts receivable are derived from customers located in the United States. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses on customers’ accounts when deemed necessary. The Company does not typically require collateral from its customers. Credit losses historically have not been material. The Company continuously monitors customer payments and maintains an allowance for credit losses based on its assessment of various factors including historical experience, age of the receivable balances, and other current economic conditions or other factors that may affect customers’ ability to pay.

Customer Concentration
For the three months ended June 30, 2024 and 2023, two customers represented 58% and 41%, and 55% and 45% of the Company's revenue, respectively.
For the six months ended June 30, 2024 and 2023, two customers represented 55% and 44%, and 53% and 46% of the Company’s revenue, respectively.
Additionally, two customers accounted for 38% and 62% of net accounts receivable as of June 30, 2024.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid marketable securities purchased with original maturities of three months or less at the time of purchase date to be cash equivalents. Restricted cash consists of a letter of credit secured by restricted cash in connection with one of the Company's office leases and is included in other assets on the condensed consolidated balance sheets. Refer to Note 6 for further information over the Company's leases.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$41,139	$62,888
Restricted cash, non-current	64	64
Total cash, cash equivalents and restricted cash	$41,203	$62,952
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
At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the decline in fair value below amortized cost is a result of credit losses or other factors, whether the Company expects to recover the amortized cost of the security, the Company's intent to sell and if it is more likely than not that the Company will be required to sell the securities before the recovery of amortized cost. The Company records changes in allowance for expected credit loss in other income (expense), net. There has been no allowance for expected credit losses recorded during any of the periods presented. See Note 4 for further information.
Accounts Receivable, Net
Accounts receivable are recorded net of customer allowances for chargebacks and allowance for credit losses. Allowance for chargebacks is based on contractual terms. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances and credit loss. Receivables are recorded to an allowance for credit loss when it is probable that amounts will not be collected based on terms of the customer contracts. As of June 30, 2024 and December 31, 2023, recorded customer allowances for chargebacks were $0.1 million and $0.2 million, respectively. There were no allowances for credit losses and no receivables were written off for the periods ended June 30, 2024 and December 31, 2023, respectively.
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
Details of inventory are presented as follows (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$3,989	$4,640
Work in process	1,649	1,366
Finished goods	460	421
Total	$6,098	$6,427
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
Details of property and equipment are presented as follows (in thousands):

	June 30, 2024	December 31, 2023
Computers and software	$470	$464
Construction in process	5,680	4,389
Furniture and fixtures	65	65
Lab equipment	25	25
Leasehold improvements	133	129
Total	$6,373	$5,072
Accumulated depreciation	(369)	(270)
Property and equipment, net	$6,004	$4,802
Construction in process mainly consists of lab, production, and testing equipment. Depreciation expense on property, plant, and equipment amounted to $50,000 and $43,000 for the three months ended June 30, 2024 and 2023, respectively.

Depreciation expense on property, plant, and equipment amounted to $99,000 and 81,000 for the six months ended June 30, 2024 and 2023, respectively
Leases
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
Commitments and Contingencies
The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of June 30, 2024 and December 31, 2023.
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
The total amount deducted from gross product sales for the allowances described above for the three months ended June 30, 2024, and 2023, was $1.9 million and $1.1 million, respectively, and for the six months ended June 30, 2024 and 2023 was $3.0 million and $2.1 million, respectively.
The following table sets forth the changes in the accrued revenue allowances (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$857	$1,916	$1,065	$1,434
Provision for Current Period Sales	1,901	1,094	2,985	2,130
Payments	(1,469)	(1,083)	(2,761)	(1,637)
Balance at end of period	$1,289	$1,927	$1,289	$1,927
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
Net Loss per Share
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Basic and diluted weighted average shares of common stock outstanding for the three and six months ended June 30, 2024, includes the weighted average effect of 2,426,493 Pre-Funded Warrants, which were issued in September 2022, for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.0001 per share. See Note 8 for more information on the Pre-Funded Warrants.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Six Months Ended June 30,
	2024	2023
Options to purchase common stock	5,451,333	4,085,366
Restricted Stock Units to acquire common stock	333,848	—
Warrants to purchase common stock	29,167	29,167
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires a company to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker. The standard is effective for the Company beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. The standard does not have an impact to the Company's condensed consolidated financial statements.
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
3. Fair Value Measurement
The following table sets forth the recurring fair value of the Company’s financial assets and liabilities, allocated into the Level 1, Level 2 and Level 3 hierarchy that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$36,820	$—	$—	$36,820
U.S. government treasury bills (2)	28,942	—	—	28,942
Commercial paper	—	3,536	—	3,536
Corporate bonds	—	7,947	—	7,947
Total financial assets	$65,762	$11,483	$—	$77,245

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$61,034	$—	$—	$61,034
U.S. government treasury bills	19,458	—	—	19,458
Commercial paper	—	8,717	—	8,717
Corporate bonds (2)	—	13,447	—	13,447
Government agency	—	5,482	—	5,482
Total financial assets	$80,492	$27,646	$—	$108,138
(1)Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)Includes investments classified as cash and cash equivalents in the accompanying consolidated balance sheets.
All marketable securities had a contractual maturity of less than one year as of June 30, 2024.

4. Short-Term Investments and Cash Equivalents
The following table summarizes the Company's short-term investments (in thousands):

		As of June 30, 2024
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$36,820	$—	$—	$36,820
U.S. government treasury bills	Less than 1	28,961	—	(19)	28,942
Commercial paper	Less than 1	3,540	—	(4)	3,536
Corporate bonds	Less than 1	7,951	1	(5)	7,947
Total		$77,272	$1	$(28)	$77,245

		As of December 31, 2023
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$61,034	$—	$—	$61,034
U.S. government treasury bills	Less than 1	19,441	17	—	19,458
Commercial paper	Less than 1	8,712	6	(1)	8,717
Corporate bonds	Less than 1	13,438	10	(1)	13,447
Government agency	Less than 1	5,486	—	(4)	5,482
Total		$108,111	$33	$(6)	$108,138
5. Accrued Liabilities
Details of accrued liabilities are presented as follows (in thousands):

	June 30, 2024	December 31, 2023
Accrued professional fees	$2,107	$2,504
Accrued salaries and payroll	1,272	1,590
Accrued bonus	2,549	3,081
Accrued clinical	1,809	1,416
Accrued contract manufacturing	4,677	4,315
Accrued other - sales related	720	772
Accrued other	617	628
Total accrued liabilities	$13,751	$14,306
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

The following table summarizes information related to the Company’s leases (in thousands):

	June 30, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	$982	$1,169

Liabilities:
Operating lease liabilities, current	$374	$434
Operating lease liabilities, non-current	682	833
Total operating lease liabilities	$1,056	$1,267
Rent expense for the three and six months ended June 30, 2024 and 2023 is presented on the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating leases rent expense	$115	$115	$230	$231
Cash paid for leases and included in operating cash flows for the six months ended June 30, 2024 and 2023 is presented on the following table (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid included in operating cash flows	$254	$250
The future minimum lease payments required under the operating leases as of June 30, 2024, are summarized below (in thousands):

Future Minimum Lease Payments:
2024	259
2025	320
2026	231
2027	280
2028	109
Total minimum lease payments	$1,199
Less: amount representing interest	(143)
Present value of operating lease liabilities	$1,056
Less: operating lease liabilities, current	(374)
Operating lease liabilities, non-current	$682
Remaining lease term (in years)	3.45
Incremental borrowing rate	7.58%
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
The BMS License Agreement will remain in effect from the effective date of April 9, 2014 until expiration of all milestone and royalty payment obligations under the agreement, unless terminated by either of the parties upon giving advance notice as specified in the BMS License Agreement. Under the terms of the BMS License Agreement, BMS agreed to supply the Company with licensed products of FYARRO necessary for clinical or non-clinical development.

Under the terms of the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. During the three months ended June 30, 2024 and 2023, royalties on net product sales were $0.5 million and $0.5 million, respectively. During the six months ended June 30, 2024 and 2023, royalties on net product sales were $0.9 million and $0.9 million, respectively. No payments related to sublicense fees were paid during the three and six months ended June 30, 2024 or 2023.
On August 30, 2021, the Company and BMS entered into Amendment No. 1 (the “Amendment”) to the BMS License Agreement related to certain intellectual property rights of BMS pertaining to the compound known as FYARRO. Under the terms of the Amendment, the Company paid BMS $5.8 million representing 50% of the previously outstanding payment obligation under the terms of the BMS License Agreement, following the effective time of the Company's 2021 private investment in public equity financing (the “2021 PIPE Financing”). Pursuant to the terms of the Amendment, the remaining previously outstanding payment obligation of $5.8 million is due on the third anniversary of the effective time of the 2021 PIPE Financing, or August 26, 2024, plus any accrued and unpaid interest due thereon (the “Balloon Payment”). The Balloon Payment shall accrue interest, beginning August 26, 2021 until paid in full, at a rate equal to 4.00% per annum based on the weighted average amount outstanding during the applicable calendar quarter, and interest is payable quarterly in arrears. In addition, the parties agreed to amend the royalty rates payable to BMS based on net sales of products subject to the BMS License Agreement.
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
8. Stockholders’ Equity
Preferred Stock
As of June 30, 2024 and December 31, 2023, under the Company’s certificate of incorporation, as amended and restated, the Company has 10,000,000 shares of authorized preferred stock, par value $0.0001 per share, with no shares outstanding.

Common Stock and Pre-Funded Warrants
As of June 30, 2024 and December 31, 2023, the Company had 300,000,000 shares of authorized common stock, par value of $0.0001 per share under the Company's certificate of incorporation, as amended and restated. As of June 30, 2024 and December 31, 2023, the shares of common stock outstanding were 24,614,834 and 24,554,205, respectively.
In March 2022, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company LLC (“Cowen”), with respect to an “at the market offering” program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $75.0 million through Cowen as its sales agent. The Company will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of June 30, 2024, no shares of common stock had been sold pursuant to the Sales Agreement.
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
On September 26, 2022, the Company and the 2022 PIPE Investors entered into a Registration Rights Agreement (the “2022 PIPE Registration Rights Agreement”) providing for the registration for resale of the securities sold under the Purchase Agreement, including the shares issuable upon the exercise of the Pre-Funded Warrants, that are not then registered on an effective registration statement, pursuant to a registration statement filed with the SEC. The Company filed a Form S-3 registration statement to register the resale of such securities on October 26, 2022, which became effective on November 4, 2022. The Pre-Funded Warrants meet the criteria to be classified within stockholders’ equity. As of June 30, 2024, all Pre-Funded Warrants are still outstanding.
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
9. Share-Based Compensation
2014 Plan (as amended and restated in February 2017, the “Private Aadi Plan”)
In connection with the Merger, the Company assumed the Private Aadi Plan, which was amended and restated in February 2017, and the issued and outstanding stock options under the Private Aadi Plan (the Private Aadi common stock underlying the awards was adjusted for shares of the Company’s common stock pursuant to the Merger Agreement). The Private Aadi Plan allowed for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock unit awards and other stock awards. In connection with the closing of the Merger and the adoption of the 2021 Plan (as defined below), no further awards may be issued under the Private Aadi Plan.
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
Subject to the adjustment provisions contained in the 2021 Plan and the evergreen provision described below, a total of 2,070,784 shares of common stock was initially reserved for issuance pursuant to the 2021 Plan. In addition, the shares reserved for issuance under the 2021 Plan include any shares of common stock (i) subject to awards of stock options or other awards granted under the Prior Plans that expire or otherwise terminate without having been exercised in full and shares of common stock granted under the Prior Plans that are forfeited or repurchased by the Company, and (ii) any shares of common stock subject to stock options or similar awards granted under the Private Aadi Plan that were assumed in the Merger (provided that the maximum number of shares that may be added to the 2021 Plan pursuant to this sentence is 764,154 shares).
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
As a result of the evergreen increase, a total of 982,168 shares were added to the 2021 Plan on January 1, 2024 and 977,400 shares of common stock were added to the 2021 Plan on January 1, 2023.
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
2023 Inducement Equity Incentive Plan
On September 27, 2023, the Company adopted the 2023 Inducement Equity Incentive Plan (the “Inducement Plan”), pursuant to which the Company may from time to time make equity grants to new employees as a material inducement to their employment. The Company reserved 600,000 shares of common stock for issuance under the Inducement Plan. The only persons eligible to receive awards under the Inducement Plan are individuals who are new employees and satisfy the standards for inducement grants under applicable Nasdaq listing rules.
As of June 30, 2024, 256,456, 37,921, 5,000,804, and 490,000 shares were outstanding 2014 Private Aadi Plan, 2017 Plan , 2021 Plan, and 2023 Inducement Plan, respectively. As of June 30, 2024, no shares were outstanding under the 2011 Plan.

The following table summarizes the stock option activity during the six months ended June 30, 2024:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2024	4,579,659	$14.11	8.37	$25
Granted	1,461,715	1.87
Exercised	—	—
Expired/cancelled	(590,041)	11.41
Outstanding as of June 30, 2024	5,451,333	$11.05	8.40	$16
Options exercisable as of June 30, 2024	2,478,035	$13.97	7.81	$16
Vested and expected to vest as of June 30, 2024	5,451,333	$11.05	8.40	$16
As of June 30, 2024, there was $18.3 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.1 years.
The total intrinsic value of the options exercised during the three months ended June 30, 2024, and 2023, was $0 and $0.2 million, respectively. The total intrinsic value of the options exercised during the six months ended June 30, 2024 and 2023 was $0 and $0.2 million, respectively.
As of June 30, 2024, and December 31, 2023, 466,938 and 657,734 shares were reserved for issuance under the 2021 Plan, respectively. As of June 30, 2024 and December 31, 2023, 110,000 shares were reserved for issuance under the 2023 Inducement Plan.
Restricted Stock Units
The value of restricted stock unit awards (RSUs) is based on the Company’s stock price on the date of grant. Employee grants vest over four years. Forfeitures of RSUs are recognized as they occur. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.
Activity with respect to the Company’s restricted stock units during the six months ended June 30, 2024 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2024	32,558	$4.30
Granted	308,700	1.92
Vested/Issued	—	—
Forfeited	(7,410)	1.92
Nonvested shares at current period end	333,848	$2.15
As of June 30, 2024 there was $0.6 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 3.45 years.
Compensation Expense Summary
The Company recognized the following compensation cost related to employee and non-employee share-based compensation activity for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling, general and administrative	$1,772	$1,846	$4,114	$3,486
Research and development	1,067	1,208	2,314	2,308
Total	$2,839	$3,054	$6,428	$5,794
The Company uses the Black-Scholes option pricing model to determine the estimated fair value for share-based option awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Forfeitures are recognized and accounted for as they occur.

The calculation was based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average grant date fair value (per share)	$1.27	$6.07	$1.39	$7.95
Risk-free interest rate	4.27% - 4.29%	3.47% - 3.85%	4.13% - 4.29%	3.42% - 4.17%
Expected volatility	89.96% - 90.53%	91.54% - 99.29%	89.22% - 91.46%	89.94% - 99.29%
Expected term (in years)	5.50 - 6.06	5.50 - 6.08	5.00 - 6.08	5.50 - 6.08
Expected dividend yield	—	—	—	—
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
Merger Warrants to Purchase Common Stock
The Company had warrants outstanding for the purchase of 29,167 shares of the Company’s common stock at both June 30, 2024, and December 31, 2023. These warrants were assumed in the Merger and were issued by Aerpio in October 2019, for the purchase of 40,000 shares (after taking into account the reverse stock split of the Company’s common stock at a ratio of 15:1 effected on August 26, 2021 immediately prior to the closing of the Merger (the "Reverse Stock Split")) of the Company’s common stock at an exercise price of $7.29 per share (after taking into account the Reverse Stock Split). These warrants were fully vested as of the date of the Merger and expire on October 24, 2024. No warrants were exercised during the six months ended June 30, 2024. At the grant date, the fair value of these awards was determined using a Black-Scholes option pricing model.
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
The calculation was based on the following assumptions:

	Three and Six Months Ended June 30, 2024	Three and Six Months Ended June 30, 2023
Strike price (per share)	$1.56 - $4.00	$5.98 - $11.40
Risk-free interest rate	5.40% - 5.41%	4.40% - 5.24%
Expected volatility	60.99% - 140.00%	105.68% - 176.11%
Expected term (in years)	0.5	0.5
Expected dividend yield	—	—
As of June 30, 2024, and December 31, 2023, 844,059 and 659,146 shares of common stock were available for issuance under the 2021 ESPP, respectively. The Company had an outstanding liability of $43,000 and $0.1 million as of June 30, 2024, and December 31, 2023, respectively, which will be recognized over six months. For the six months ended June 30, 2024 and December 31, 2023, 60,629 and 77,565 shares were issued under the 2021 ESPP, respectively.
11. Income Taxes
The Company recorded no income tax expense for the three and six months ended June 30, 2024 and June 30, 2023. The Company continues to maintain a full valuation allowance.
12. Commitments and Contingencies
Litigation
From time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against the Company. In the Request for Arbitration, EOC claims that the Company breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing information to EOC. As a result, EOC is seeking monetary damages. The arbitration process is ongoing and the Company expects a decision in the second half of 2024. The Company is defending itself vigorously in this matter and pursuing all relief to which the Company is entitled. The Company is unable to estimate the possible loss or range of loss, therefore no amounts have been accrued as of June 30, 2024. See Note 7 for more information about the EOC License Agreement and its termination.
Purchase Commitments
The Company has ongoing contracts with vendors for clinical trials and contract manufacturing. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of $6.5 million and $5.7 million for expenditures incurred by clinical and contract manufacturing vendors as of June 30, 2024, and December 31, 2023, respectively.
At June 30, 2024, the Company was party to a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as amended effective as of August 1, 2022 and March 31, 2024 (the "Fresenius Agreement"), with Fresenius Kabi that contains specific activities including non-cancellable commitments, minimum purchase commitments, and binding annual forecasts. As of June 30, 2024, there were non-cancellable purchase commitments under the Fresenius Agreement related to the purchase of inventory for $4.6 million to be paid in 2024.
Mirati Collaboration
In October 2022, the Company entered into a collaboration and supply agreement with Mirati Therapeutics, Inc. (“Mirati”) to evaluate the combination of Mirati’s adagrasib, a KRASG12C selective inhibitor, and FYARRO in KRASG12C mutant non-

small cell lung cancer (NSCLC) and other solid tumors. In May 2024, the Company announced the mutually agreed upon termination of the collaboration and supply agreement with Mirati and the discontinuation of the Phase 1/2 study. Under the terms of the agreement, Mirati was responsible for sponsoring and operating the Phase 1/2 study and the Company supplied study drug and jointly shared the cost of the study, which will continue during the winding down process.
For the three months ended June 30, 2024 and 2023, the Company incurred $0.5 million and $0.2 million in expenses related to the Mirati collaboration, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred $0.7 million and $0.5 million in expenses related to the Mirati collaboration, respectively

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
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
•our financial performance;
•statements regarding the legal proceedings related to the termination of the EOC License Agreement (as defined herein), including our expectations regarding the timing of the arbitration decision;
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
Throughout this document we refer to FYARRO (nab-sirolimus, sirolimus protein-bound particles for injectable suspension (albumin-bound)) as FYARRO in the context of commercialization for the treatment of advanced malignant perivascular epithelioid cell tumor (PEComa), investigational use, our clinical trials, regulatory matters such as orphan drug designation, our license agreement with Bristol-Myers Squibb Company and our former agreements with Mirati Therapeutics, Inc. and EOC Pharma (Hong Kong) Limited, all further discussed throughout this document.

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
In November 2021, the U.S. Food and Drug Administration (the “FDA”) approved FYARRO sirolimus protein-bound particles for injectable suspension (albumin-bound) for the treatment of adult patients with locally advanced unresectable or metastatic malignant PEComa. On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net product sales of $6.2 million and $11.5 million for the three and six months ended June 30, 2024, respectively. See “Results of Consolidated Operations” for further discussion of our results.
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
•Termination of the Mirati Collaboration. In May 2024, we announced that, at our request, we and Mirati Therapeutics, Inc. (“Mirati”) mutually agreed to terminate our collaboration and supply agreement. We entered into the agreement with Mirati in October 2022 to evaluate the combination of Mirati’s adagrasib (KRAZATI®), a KRASG12C selective inhibitor, and FYARRO in KRASG12C mutant non-small cell lung cancer ("NSCLC") and other solid tumors. Enrollment in Phase 1/2 trial has been discontinued as we prioritize the evaluation of nab-sirolimus in Phase 2 trials for endometrioid endometrial cancer ("EEC") and in neuroendocrine tumors ("NETs").
BMS License Agreement
We have exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to ABI-009 (which we refer to as FYARRO) pursuant to an amended and restated license agreement, dated November 15, 2019, as amended August 31, 2021 (the “BMS License Agreement”) with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of BMS. Under the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. During the three months ended June 30, 2024 and 2023, royalties on net product sales were $0.5 million and $0.5 million, respectively under the terms of this agreement. During the six months ended June 30, 2024 and 2023, royalties on net product sales were $0.9 million and $0.9 million, respectively under the terms of this agreement. No development payments related to milestones under this agreement were paid during the three and six months ended June 30, 2024. See Note 7 to the condensed consolidated financial statements for more information about the BMS License Agreement.
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
On June 27, 2022, we received written notice from EOC that EOC has elected to terminate the EOC License Agreement, effective immediately. On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. The arbitration process is ongoing and we expect a decision in the second half of 2024. We are defending ourselves vigorously in this matter and pursuing all relief to which we are entitled. We are unable to estimate the possible loss or range of loss, and therefore no amounts have been accrued as of June 30, 2024. See Notes 7 and 12 to the condensed consolidated financial statements for more information about the EOC License Agreement, its termination and pending arbitration.

Former Mirati Collaboration
In October 2022, we entered into a collaboration and supply agreement with Mirati to evaluate the combination of Mirati’s adagrasib and FYARRO in KRASG12C mutant NSCLC and other solid tumors. In May 2024, we announced the mutually agreed upon termination of the collaboration and supply agreement with Mirati. Enrollment in the Phase 1/2 study has been closed and the study is winding down. Under the terms of the agreement, Mirati was responsible for sponsoring and operating the Phase 1/2 study and we supplied study drug and jointly shared the cost of the study, which will continue during the winding down process.
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
Key Trends and Factors Affecting Comparability Between Periods
•We have built a cross-functional commercial team consisting of marketing, market access and commercial operations and will continue to strategically build our sales and our commercial infrastructure with capabilities designed to scale when necessary to support future commercial launches. Expenses related to our commercialization of FYARRO, including personnel expenses, sales support, and marketing are included in selling, general and administrative expenses for the three and six months ended June 30, 2024. We expect these expenses to decrease, as compared to prior periods.
•We have built our research and development team and we expect our research and development costs will increase in 2024, relative to prior periods, as a result of significant expenses related to the PRECISION1 trial which was open to enrollment during the year ended December 31, 2023 and continued enrollment through the three and six months ended June 30, 2024, as well as our anticipated expenses related to clinical programs for FYARRO in

EEC and in NETs. We are currently enrolling patients in (i) a Phase 2 open-label, multi-institutional study to evaluate the efficacy and safety of the combination of FYARRO with letrozole for the treatment of advanced or recurrent EEC and (ii) a Phase 2 multicenter, open-label, single-arm trial to evaluate FYARRO in adult patients with functional or non-functional, well-differentiated, locally advanced unresectable or metastatic NETs of the GI tract, lung, or pancreas who have received ≤2 prior lines of therapy, excluding somatostatin analogs (SSTa).
•Under the BMS License Agreement, as described above, we expect to make a payment of $5.8 million to BMS no later than August 26, 2024.
•We anticipate that we will receive a decision in the EOC arbitration process in the second half of 2024. If we are required under the decision to pay any amounts to EOC, then such amounts may increase, potentially significantly, our sales, general and administrative expenses in the second half of 2024
Liquidity and Capital Resources
As of June 30, 2024, we had $78.6 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into the fourth quarter of 2025. We have incurred net losses in each year since inception and as of June 30, 2024, we had an accumulated deficit of $301.8 million. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, and costs associated with the Merger. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials and identifying and designing product candidates, the regulatory approval process for FYARRO outside the United States and in additional indications and any other product candidates we may develop in the future and the commercial launch of FYARRO.
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
Income Tax Expense

During the three and six months ended June 30, 2024 and 2023, we recognized no income tax expense on the condensed consolidated statements of operations and comprehensive loss. Since our formation in 2011, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items.
Results of Operations:
The following table presents the results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Product sales, net	$6,179	$6,202	$11,532	$12,069
Total revenue	6,179	6,202	11,532	12,069
Operating expenses
Selling, general and administrative	7,892	11,776	18,512	22,983
Research and development	13,093	13,315	26,686	24,271
Cost of goods sold	778	656	1,430	1,185
Total operating expenses	21,763	25,747	46,628	48,439
Loss from operations	(15,584)	(19,545)	(35,096)	(36,370)
Other income (expense), net	1,001	1,574	2,224	3,176
Loss before income tax expense	(14,583)	(17,971)	(32,872)	(33,194)
Income tax expense	—	—	—	—
Net loss	$(14,583)	$(17,971)	$(32,872)	$(33,194)
Comparison of the Six Months Ended June 30, 2024 and 2023
Product Sales, Net
Our product sales, net consist of sales of FYARRO since its launch in the United States on February 22, 2022. Product sales, net for the three months ended June 30, 2024 and 2023 were $6.2 million and $6.2 million, respectively. For the six months ended June 30, 2024 and 2023, product sales, net were $11.5 million and $12.1 million, respectively. The decrease of sales for the six months ended is a result of distributor ordering patterns and fewer new patient initiations than the historical average.
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2024 and 2023 were $7.9 million and $11.8 million, respectively. The $3.9 million decrease was primarily driven by a reduction of $1.3 million in commercial and marketing expense, $1.3 million in legal and other expenses, $1.0 million of personnel expenses, and $0.3 million of consulting and insurance expenses.
Selling, general and administrative expenses for the six months ended June 30, 2024 and 2023 were $18.5 million and $23.0 million, respectively. The $4.5 million decrease was primarily driven by a reduction of $2.4 million of commercial and marketing expenses, $2.0 million of legal and other expenses, and $0.3 million of consulting and insurance expenses, offset by an increase of $0.2 million of personnel expense primarily related to severance expense.

Research and Development Expenses
The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Personnel expenses	$5,519	$6,616	$11,816	$12,434
Consultants	310	1,153	726	2,530
External clinical development	4,872	3,703	9,303	6,464
Clinical drug product manufacturing	2,189	1,751	4,366	2,504
Other expenses	203	92	475	339
Total research and development expenses	$13,093	$13,315	$26,686	$24,271
Research and development expenses for the three months ended June 30, 2024 and 2023 were $13.1 million and $13.3 million, respectively. The decrease of $0.2 million was primarily driven by a $1.8 million decrease in headcount, consultants, and other expenses, offset by an increase of $1.2 million of clinical development expenses related to clinical programs for FYARRO in EEC and in NETs, and $0.4 million in clinical drug product manufacturing.
Research and development expenses for the six months ended June 30, 2024 and 2023 were $26.7 million and $24.3 million, respectively. The $2.4 million increase was primarily driven by a $2.8 million increase in clinical development expenses related to the PRECISION1 trial and $1.9 million in clinical drug product manufacturing, offset by a decrease of $2.3 million in headcount, consultants, and other expenses.
Cost of Goods Sold
Cost of goods sold for the three months ended June 30, 2024 and 2023 was $0.8 million and $0.7 million, respectively. Cost of goods sold for the six months ended June 30, 2024 and 2023 was $1.4 million and $1.2 million, respectively. The increase of cost of goods sold of $0.1 million and $0.2 million for the three and six months ended June 30, 2024 compared to the same period in 2023 was primarily driven by an increase of costs incurred on sales of FYARRO and costs to manufacture and prepare the product for sale.
Other Income (Expense), Net
Other income, net for the three months ended June 30, 2024 was $1.0 million, compared to other income, net of $1.6 million for the three months ended June 30, 2023. The change was primarily driven by a decrease in short-term investments held during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.
Other income, net for the six months ended June 30, 2024 was $2.2 million, compared to other income, net of $3.2 million for the six months ended June 30, 2023. The change was primarily driven by a decrease in short-term investments held during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Liquidity and Capital Resources
Overview
As of June 30, 2024 we had $78.6 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into the fourth quarter of 2025.
We have incurred net losses in each year since inception and as of June 30, 2024, we had an accumulated deficit of $301.8 million. Our net losses were $14.6 million and $18.0 million for the three months ended June 30, 2024 and 2023, respectively, and $32.9 million and $33.2 million for the six months ended June 30, 2024 and 2023, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical studies and clinical trials, identifying and designing product candidates, the regulatory approval process for FYARRO outside the United States and in additional indications and any other product candidates we may develop in the future, and the continued commercialization of FYARRO. We expect our expenses, and the potential for losses, to increase as we conduct clinical trials of FYARRO in additional indications and seek to expand our pipeline.

On September 22, 2022, we received funding of $72.2 million, net from a private investment in public equity financing (the “2022 PIPE Financing”) with certain investors (the “2022 PIPE Investors”).
On March 17, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an “at the market offering” pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar value of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of June 30, 2024, no shares of common stock had been sold under the Sales Agreement.
The shares of our common stock to be offered and sold under the Sales Agreement will be issued and sold pursuant to our shelf registration statement on the Form S-3 (File No. 333-277018) (the “Shelf Registration Statement”), which was filed with the SEC on February 12, 2024 and which became effective April 30, 2024. No securities have yet been sold under the Shelf Registration Statement. We filed a prospectus supplement with the SEC on May 3, 2024 in connection with the offer and sale of the shares pursuant to the Sales Agreement. The prospectus supplement offers up to an aggregate of $13.5 million in shares of our common stock. We will be required to file another prospectus supplement in the event we want to offer more than $13.5 million in shares of our common stock in accordance with the Sales Agreement.
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
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(28,810)	$(38,068)
Net cash provided by investing activities	6,984	66,890
Net cash provided by financing activities	77	321
Net (decrease) increase in cash, cash equivalents and restricted cash	$(21,749)	$29,143
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
For the six months ended June 30, 2024, cash used in operating activities was $28.8 million and resulted from (i) our net loss of $32.9 million, (ii) a $1.9 million net increase in our operating assets and liabilities, primarily driven by a decrease in accounts payable and accrued liabilities and a decrease in prepaid expenses and other current assets and inventory, and (iii) $6.0 million in non-cash adjustments, which were primarily related to share based compensation, discount amortization on short-term investments, lease expense, depreciation and amortization.
For the six months ended June 30, 2023, cash used in operating activities was $38.1 million and resulted from (i) our net loss of $33.2 million, (ii) a $9.0 million net increase in our operating assets and liabilities, primarily driven by a decrease in accounts payable and accrued liabilities and a decrease in prepaid expenses and other current assets, offset by an increase in accounts receivable and inventory, and (iii) $4.1 million in non-cash adjustments, which were primarily related to share based compensation, discount amortization on short-term investments, lease expense, depreciation and amortization.

Investing Activities
Cash provided by investing activities for the six months ended June 30, 2024 was $7.0 million related to maturities of short-term investments of $34.8 million, offset by purchases of short-term investments of $26.6 million and fixed assets of $1.3 million.
Cash provided by investing activities for the six months ended June 30, 2023 was $66.9 million related to maturities of short-term investments of $92.0 million, offset by purchases of short-term investments of $23.1 million and fixed assets of $2.1 million.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2024 was $0.1 million and related to the purchase of common stock under the employee stock purchase plan offset by financing costs related to the Sales Agreement.
Cash provided by financing activities for the six months ended June 30, 2023 was $0.3 million and related to the purchase of common stock under the employee stock purchase plan and exercise of stock options offset by financing costs related to the Sales Agreement.
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
Rent expense is being recorded on a straight-line basis. Rent expense related to the Pacific Palisades and Morristown leases was $0.1 million for the three months ended June 30, 2024 and 2023, $0.2 million for the six months ended June 30, 2024 and 2023. See Note 6 to the condensed consolidated financial statements for details related to future lease payments.
In January 2022, we entered into a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as amended effective as of August 1, 2022, March 31, 2024, and July 31, 2024 (the “Fresenius Agreement”) with Fresenius Kabi, LLC (“Fresenius Kabi”), pursuant to which Fresenius Kabi manufactures FYARRO for us and we purchase FYARRO as a finished drug product from Fresenius Kabi, on a purchase order basis. The Fresenius Agreement contains specific activities such as non-cancellable commitments, minimum purchase commitments, or binding annual forecasts. Under the Fresenius Agreement, which is effective through September 30, 2024, we purchase FYARRO for either clinical or commercial purposes for use in the United States and Canada.
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

Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by such company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We are substantially dependent on the success of our lead product candidate, FYARRO. If we are unable to successfully commercialize FYARRO for the advanced malignant perivascular epithelioid cell tumor ("PEComa") indication or complete development of, obtain approval for and commercialize FYARRO for one or more other indications in a timely manner, our business will be harmed.
•Even following commercialization of FYARRO for the advanced malignant PEComa indication, we will require additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
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
•We may not be successful in growing our product pipeline through acquisitions and in-licenses.
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
We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have a single product, FYARRO, approved for commercial sale by the FDA in November 2021 and launched commercially in the United States for treatment of advanced malignant PEComa in February 2022. We generated net product sales for FYARRO of $6.2 million and $11.5 million for the three and six months ended June 30, 2024, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.
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
We have incurred significant net losses since our inception, have only recently begun to generate revenue from product sales and have financed our operations principally through private placements and public offerings of our securities, federal grants and proceeds from licenses. Our net losses were $14.6 million and $18.0 million for the three months ended June 30, 2024 and 2023, respectively. We had an accumulated deficit of $301.8 million as of June 30, 2024, and $269.0 million as of December 31, 2023. These losses have resulted primarily from costs incurred in connection with research and development activities, costs incurred in connection with commercializing FYARRO and general and administrative costs associated with our operations. We have only one product approved for commercial sale which generated net product sales of $6.2 million and $11.5 million for the three and six months ended June 30, 2024, respectively, and we continue to incur significant selling, general and administrative expenses as well as research and development expenses related to our ongoing operations. As a result, we expect to continue to incur significant operating expenses for the foreseeable future due to the cost of commercializing FYARRO, research and development, including identifying and designing additional product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for FYARRO and any future product candidates. We expect our expenses, and the potential for losses, to increase substantially as we commercialize FYARRO, continue to conduct clinical trials of FYARRO and seek to expand our pipeline. The amount of our future expenses and potential losses is uncertain.
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
•our ability to complete investigational new drug ("IND") application enabling studies and successfully submit INDs or IND supplements or comparable applications, which become effective without any objections by the FDA or comparable regulatory authorities before commencing a clinical trial for any future product candidates;
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
As of June 30, 2024, we had $78.6 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments will enable us to fund our planned operating expenses and capital expenditures into the fourth quarter of 2025. Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
In May 2021, we completed the filing of a rolling NDA for FYARRO to the FDA for approval to treat patients with advanced malignant PEComa and the FDA approved FYARRO for advanced malignant PEComa in November 2021. Our NDA was based on results from our AMPECT trial, which involved patients for whom there were no approved therapies in the United States. FYARRO will require additional clinical development, expansion of manufacturing capabilities, regulatory approval from foreign regulatory authorities in jurisdictions outside of the United States where we plan to market FYARRO for advanced malignant PEComa and potentially in additional indications, if approved, substantial investment and significant marketing efforts before we can generate any substantial revenues from product sales. We are not permitted to market or promote FYARRO for any non-PEComa indications, until we receive regulatory approval from the FDA and comparable foreign regulatory authorities for any such additional indication, and we may never receive such regulatory approvals.
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
In addition to advanced malignant PEComa, based on exploratory data from the completed AMPECT trial and data for FYARRO in other solid tumors with TSC1 and TSC2 inactivating alterations, we initiated PRECISION1, our registration-directed tumor-agnostic Phase 2 study of FYARRO in patients with malignant solid tumors harboring TSC1 or TSC2 alterations. We completed a Type B meeting with the FDA in which we discussed the trial design. The PRECISION1 trial is ongoing, with the first patient dosed in March 2022 and the trial full enrolled in April 2024. On December 14, 2023, we announced results from an interim analysis on the first third of participants in the PRECISION1 trial and expect to report the two-thirds interim analysis in the third quarter of 2024. The trial is expected to be completed by the end of 2024 with results anticipated in early 2025. Our product development costs could increase if we experience delays. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize FYARRO or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on FYARRO and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of additional clinical development of FYARRO include, among other things:
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
Cancer therapies are sometimes characterized by line of therapy (first-line, second-line, third-line, etc.) and the FDA often approves new therapies initially only for a particular line or lines of use. When cancer is detected early enough, first-line therapy, such as chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. FYARRO for advanced malignant PEComa has been approved as a first-line therapy. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. Our completed and planned clinical trials for FYARRO are with patients who may have received one or more prior treatments. There is no guarantee that product candidates that we develop, even if approved, would be approved for first-line or second-line therapy and, prior to any such approvals, we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.
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

Before obtaining regulatory approval from the EMA or other foreign regulatory authorities for the sale of FYARRO for advanced malignant PEComa or any additional indications that we may seek approval for, or other product candidates that we may develop in the future, we, among other requirements, may need to complete preclinical development and extensive clinical trials to demonstrate with substantial evidence the safety and efficacy of such product or other product candidates. Each product or product candidate must demonstrate an adequate risk versus benefit profile in our intended patient population and for our intended use. Drug product must also be manufactured and tested in accordance with regional regulatory requirements which may differ from region to region. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is inherently uncertain. A failure of one or more preclinical studies or clinical trials can occur at any stage of the process. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies in the biopharmaceutical industry that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their products. Our current or future clinical trials may not ultimately be successful or support further clinical development of FYARRO or any other product candidates we may develop in the future.
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
From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as our interim analysis on the first third of participants in the PRECISION1 trial, which was announced on December 14, 2023, and our anticipated two-thirds interim analysis, which we expect to announce in the third quarter of 2024. Preliminary data is based on a preliminary analysis of then available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report tumor responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit, independent radiographic or clinical review, and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.
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
The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genetic alteration that the companion diagnostic was developed to detect. If the FDA, EMA or a comparable regulatory authority requires approval of a companion diagnostic for any future product candidate or new indication that we may develop, whether before or concurrently with approval of such product candidate, we, and/or future collaborators, may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of such product candidate. Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. In June 2023, FDA announced a new voluntary pilot program through which drug manufacturers can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests, or LDTs, and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. In April 2024, the FDA published a final rule that phases out its enforcement discretion for most LDTs and amends the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. If we or our collaborators develop any LDTs, such products would be subject to FDA regulation as medical devices, and we would need to invest significant time and resources to ensure ongoing compliance with FDA quality system regulations and other post-market regulatory requirements. In January 2024, FDA announced its plans to reclassify certain high-risk in vitro diagnostics, including companion diagnostics, as Class II (or moderate risk) devices. We will continue to evaluate the impact of FDA guidance and other developments in the diagnostic space. This guidance and future issuances from the FDA and other regulatory authorities may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.
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
Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require a pharmaceutical manufacturer to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as any future litigation in view of the Supreme Court’s overturn of the Chevron doctrine, new legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
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
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent regulatory approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.
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
We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to manufacture supplies of FYARRO or any future product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of FYARRO and product candidates for preclinical studies and clinical trials under the guidance of members of our organization. In the case of FYARRO, we rely on a single third-party manufacturer, Fresenius Kabi, LLC (“Fresenius Kabi”), and currently have no alternative manufacturer in place. On January 13, 2022, we entered into a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as amended effective as of August 1, 2022, March 31, 2024 and July 31, 2024 (collectively, the “Fresenius Agreement”), with Fresenius Kabi pursuant to which Fresenius Kabi will manufacture FYARRO for intravenous use for us, and we will purchase FYARRO as a finished drug product from Fresenius Kabi, on a purchase-order basis. The Fresenius Agreement is effective through September 30, 2024 (or such later date as may be agreed between the parties in writing). Under the Fresenius Agreement, we may purchase FYARRO for either clinical or commercial purposes for use in the United States and Canada. The price of FYARRO will be fixed, subject to the ability of Fresenius Kabi to increase pricing under specified circumstances. We also have an obligation to purchase certain minimum quantities of FYARRO and any failure to purchase those minimum quantities will result in an additional payment from us to Fresenius Kabi. We have other supply agreements in place for key raw materials used in the manufacture of FYARRO such as for the drug substance sirolimus and for human albumin, which are key ingredients in the drug product. If we were to engage another third-party manufacturer, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a bridging study, that any new manufacturing process will produce FYARRO or any other product candidate we may develop in the future, if approved, according to the specifications previously submitted to the FDA or another regulatory authority. If we were to experience an unexpected loss of supply of FYARRO or any other product candidate that we may develop in the future for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations in commercializing FYARRO for advanced malignant PEComa, or be required to restart or repeat, any pending or ongoing clinical trials for FYARRO in other indications or for any other product candidates we may develop in the future, in a timely manner or on budget. Moreover, if we are unable to keep up with demand for FYARRO, our revenue could be impaired, market acceptance for FYARRO could be adversely affected.
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
We rely on a single-source supplier, Fresenius Kabi, for our drug product FYARRO. In January 2022, we entered into the Fresenius Agreement, which we most recently amended effective as July 31, 2024 to, among other things, extend the term of the Fresenius Agreement to September 30, 2024 (or such later date as may be agreed upon between the parties). We also have supply agreements in place for key raw materials used in the manufacture of FYARRO such as for the drug substance sirolimus and for human albumin, which are key ingredients in the drug product. Our suppliers could discontinue the manufacturing or supply of FYARRO at any time. Our suppliers may not be able to meet our demand for their products, either because of acts of nature, the nature of our agreements with those manufacturers or our relative importance to them as a customer, and our manufacturers may decide in the future to discontinue or reduce the level of business they conduct with us either entirely or for a particular territory. The loss of any of the foregoing would require significant time and effort to locate and qualify an alternative source of supply. We currently rely on a single company for such manufacturing for FYARRO. Any contractual disputes between us and such manufacturer, the termination of the Fresenius Agreement or loss of manufacturing ability by such manufacturer could similarly require significant time, effort and expense to locate and qualify an alternative source of manufacturing, which could materially harm our business.
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
As of June 30, 2024, we had 70 full-time employees, including 48 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
As described in Note 12 (Commitments and contingencies) to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have been, are, and may in the future become, party to lawsuits and legal proceedings including, without limitation, actions and proceedings in the ordinary course of business relating to our collaboration partners, directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. In the Request for Arbitration, EOC claims that we breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing information to EOC. As a result, EOC is seeking monetary damages. The arbitration process is ongoing and we expect a decision in the second half of 2024.
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
Our stock price is volatile.
The market price of our common stock could be subject to significant fluctuations. From the completion of the Merger on August 26, 2021 through June 30, 2024, the closing price for our common stock ranged from a low of $1.46 to a high of $33.00 per share. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of June 30, 2024, we had cash, cash equivalents and short-term investments of $78.6 million, consisting of U.S. government treasury bills, commercial paper, and corporate debt securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Amendment to Fresenius Agreement
On August 7, 2024, we entered into Amendment No.3 (the “Amendment”) to the Fresenius Agreement with Fresenius Kabi. The Amendment is effective as of July 31, 2024. Pursuant to the Amendment, among other things, the term of the Agreement is extended until September 30, 2024 (or such later date as may be agreed upon between the parties).
The Amendment contains other customary terms applicable to the manufacture of therapeutics in the biotechnology industry. The foregoing summary is not complete and is qualified in its entirety by reference to the Amendment, which will be filed as an exhibit in our subsequent periodic report to be filed under the Securities Exchange Act of 1934, as amended.
This disclosure is provided in this Part II, Item 5 in lieu of disclosure under Item 1.01 of Form 8-K.

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

10.1+
Amendment No.2 to the Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, dated April 1, 2024, by and between Aadi Bioscience, Inc. and Fresenius Kabi, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024).

10.2*#	Executive Employment Agreement, dated August 15, 2022, by and between the Company and Bryan E. Ball.

10.3*#	Amended and Restated Outside Director Compensation Plan.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
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
#    Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AADI BIOSCIENCE, INC.

Date: August 7, 2024	By:	/s/ Scott Giacobello
Scott Giacobello
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)