Form 10-Q
period 2024-09-30
Aadi Bioscience, Inc.
filed 2024-11-06
CIK 1422142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024, the registrant had 24,647,392 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
AADI BIOSCIENCE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$30,537	$62,888
Short-term investments	32,082	45,957
Accounts receivable, net	6,540	5,488
Inventory	5,468	6,427
Prepaid expenses and other current assets	2,688	3,826
Total current assets	77,315	124,586
Property and equipment, net	5,982	4,802
Operating lease right-of-use assets	886	1,169
Other assets	1,515	1,866
Total assets	$85,698	$132,423

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,374	$5,898
Accrued liabilities	14,117	14,306
Operating lease liabilities, current portion	322	434
Due to licensor payable (Note 7)	—	5,757
Total current liabilities	15,813	26,395
Operating lease liabilities, net of current portion	624	833
Other liabilities	393	—
Total liabilities	16,830	27,228
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 24,614,834 and 24,554,205 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	383,208	374,129
Accumulated other comprehensive income	39	27
Accumulated deficit	(314,381)	(268,963)
Total stockholders’ equity	68,868	105,195
Total liabilities and stockholders’ equity	$85,698	$132,423
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share data and earnings per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Product sales, net	$7,212	$5,959	$18,744	$18,028
Total revenue	7,212	5,959	18,744	18,028
Operating expenses
Selling, general and administrative	7,186	11,221	25,698	34,204
Research and development	9,997	11,890	36,683	36,161
Restructuring charges	2,638	—	2,638	—
Cost of goods sold	804	697	2,234	1,882
Total operating expenses	20,625	23,808	67,253	72,247
Loss from operations	(13,413)	(17,849)	(48,509)	(54,219)
Other income (expense)
Foreign exchange loss	(1)	—	(4)	(3)
Interest income	906	1,605	3,249	4,900
Interest expense	(38)	(58)	(154)	(174)
Total other income (expense), net	867	1,547	3,091	4,723
Net loss	$(12,546)	$(16,302)	$(45,418)	$(49,496)
Other comprehensive loss:
Unrealized gain on available-for-sale debt securities	66	28	12	99
Comprehensive loss	$(12,480)	$(16,274)	$(45,406)	$(49,397)
Net loss per share, basic and diluted	$(0.46)	$(0.60)	$(1.68)	$(1.84)
Weighted average number of common shares outstanding, basic and diluted	27,041,327	26,946,683	27,010,791	26,901,810
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, including share amounts)
(Unaudited)

	For the Three and Nine Months Ended September 30, 2024
	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2023	24,554	$2	$374,129	$27	$(268,963)	$105,195
Share-based compensation expense	—	—	3,589	—	—	3,589
Unrealized loss on investments, net of tax	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(18,289)	(18,289)
Balance at March 31, 2024	24,554	$2	$377,718	$(8)	$(287,252)	$90,460
Share-based compensation expense	—	—	2,839	—	—	2,839
Issuance of shares under the employee stock purchase plan	61	—	94	—	—	94
Unrealized loss on investments, net of tax	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(14,583)	(14,583)
Balance at June 30, 2024	24,615	$2	$380,651	$(27)	$(301,835)	$78,791
Share-based compensation expense	—	—	2,557	—	—	2,557
Unrealized gain on investments, net of tax	—	—	—	66	—	66
Net loss	—	—	—	—	(12,546)	(12,546)
Balance at September 30, 2024	24,615	$2	$383,208	$39	$(314,381)	$68,868

	For the Three and Nine Months Ended September 30, 2023
	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2022	24,435	$2	$361,689	$(115)	$(203,198)	$158,378
Share-based compensation expense	—	—	2,740	—	—	2,740
Issuance of common stock upon exercise of stock options	2	—	8	—	—	8
Unrealized gain on investments, net of tax	—	—	—	83	—	83
Net loss	—	—	—	—	(15,223)	(15,223)
Balance at March 31, 2023	24,437	$2	$364,437	$(32)	$(218,421)	$145,986
Share-based compensation expense	—	—	3,054	—	—	3,054
Issuance of common stock upon exercise of stock options	34	—	68	—	—	68
Issuance of shares under the employee stock purchase plan	49	—	294	—	—	294
Unrealized loss on investments, net of tax	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(17,971)	(17,971)
Balance at June 30, 2023	24,520	$2	$367,853	$(44)	$(236,392)	$131,419
Share-based compensation expense	—	—	3,049	—	—	3,049
Issuance of common stock upon exercise of stock options	6	—	2	—	—	2
Unrealized gain on investments, net of tax	—	—	—	28	—	28
Net loss	—	—	—	—	(16,302)	(16,302)
Balance at September 30, 2023	24,526	$2	$370,904	$(16)	$(252,694)	$118,196
The accompanying notes are an integral part of these condensed consolidated financial statements.

AADI BIOSCIENCE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(45,418)	$(49,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,985	8,843
Amortization of premiums and discounts on short-term investments, net	(1,118)	(2,650)
Non-cash interest expense	38	58
Non-cash lease expense	345	346
Depreciation expense	146	125
Changes in operating assets and liabilities:
Accounts receivable	(1,052)	(3,855)
Inventory	958	(1,040)
Prepaid expenses and other current assets	2,606	2,574
Other non-current assets	367	398
Operating lease liabilities	(383)	(375)
Accounts payable, accrued liabilities, and other current liabilities	(10,365)	(4,947)
Other liabilities	394	—
Net cash used in operating activities	(44,497)	(50,019)
Cash flows from investing activities:
Purchases of property and equipment	(1,468)	(3,156)
Purchase of short-term investments	(36,483)	(50,542)
Maturity of short-term investments	50,020	133,255
Net cash provided by investing activities	12,069	79,557
Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	—	78
Proceeds from issuance of common stock under employee stock purchase plan	94	294
Deferred offering costs paid for financing	(17)	(126)
Net cash provided by financing activities	77	246
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,351)	29,784
Cash, cash equivalents and restricted cash, beginning of year	62,952	39,083
Cash, cash equivalents and restricted cash, end of period	$30,601	$68,867

Supplemental disclosure of cash flow information:
Interest paid during the period	$173	$173
Supplemental disclosure of non-cash activities:
Deferred transaction costs included in accounts payable and accrued liabilities	$—	$9
Accrued property and equipment	$428	$122
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
The Company has experienced net losses since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $314.4 million as of September 30, 2024. For the three months ended September 30, 2024 and 2023, the Company had a net loss of $12.5 million and $16.3 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company had a net loss of $45.4 million and $49.5 million, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital through the issuance of convertible promissory notes, grant funding, the sale of securities, and proceeds from license agreements.
The Company had cash, cash equivalents and short-term investments of $62.6 million at September 30, 2024. Management believes the Company’s current cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report. If the Company is unable to achieve and maintain profitability, it will need additional financing to support its continuing operations and pursue its strategic objectives. Additional financing may be achieved through a combination of equity offerings and debt financing. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.
On March 17, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell, from time to time at the Company’s sole discretion, subject to limitations under applicable securities laws, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen as its sales agent for an at-the-marketing-offering. Any sales under the Sales Agreement may result in dilution to existing shareholders. As of September 30, 2024, no shares of common stock had been sold under this Sales Agreement.

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
Restructuring Charges
Restructuring charges consist primarily of employee severance, contract termination costs and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. For one-time employee terminations benefits, the Company recognizes the liability in full on the communication date when future services are not required or amortizes the liability ratably over the service period, if required. The fair value of termination benefits reflects the Company’s estimate of expected utilization of certain Company-funded post-employment benefits. One-time termination benefits include severance and continuation of health insurance coverage for certain employees.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and available-for-sale marketable debt securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. While the Company has not experienced any losses in such deposits, the 2023 failure of Silicon Valley Bank, at which the Company holds cash and cash equivalents in multiple accounts, exposed the Company to credit risk prior to the resolution by the

Federal Deposit Insurance Corporation in a manner that fully protected all depositors. The Company has not experienced any losses on deposits since inception.
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
Customer Concentration
For the three months ended September 30, 2024 and 2023, two customers represented 54% and 44%, and 56% and 44% of the Company's revenue, respectively.
For the nine months ended September 30, 2024 and 2023, two customers represented 55% and 44%, and 54% and 46% of the Company’s revenue, respectively.
Additionally, two customers accounted for 60% and 40% of net accounts receivable as of September 30, 2024.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid marketable securities purchased with original maturities of three months or less at the time of purchase date to be cash equivalents. Restricted cash consists of a letter of credit secured by restricted cash in connection with one of the Company's office leases and is included in other assets on the condensed consolidated balance sheets. Refer to Note 6 for further information on the Company's leases.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$30,537	$62,888
Restricted cash, non-current	64	64
Total cash, cash equivalents and restricted cash	$30,601	$62,952
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
Accounts Receivable, Net
Accounts receivable are recorded net of customer allowances for chargebacks and allowance for credit losses. Allowance for chargebacks is based on contractual terms. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances and credit loss. Receivables are recorded to an allowance for credit loss when it is probable that amounts will not be collected based on terms of the customer contracts. As of September 30, 2024 and December 31, 2023, recorded customer allowances for chargebacks were $32,000 and $0.2 million, respectively. There were no allowances for credit losses and no receivables were written off for the periods ended September 30, 2024 and December 31, 2023, respectively.
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
Details of inventory are presented as follows (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$3,547	$4,640
Work in process	702	1,366
Finished goods	1,219	421
Total	$5,468	$6,427
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

Details of property and equipment are presented as follows (in thousands):

	September 30, 2024	December 31, 2023
Computers and software	$471	$464
Construction in process	5,704	4,389
Furniture and fixtures	65	65
Lab equipment	25	25
Leasehold improvements	133	129
Total	$6,398	$5,072
Accumulated depreciation	(416)	(270)
Property and equipment, net	$5,982	$4,802
Construction in process mainly consists of lab, production, and testing equipment. Depreciation expense on property, plant, and equipment amounted to $47,000 and $44,000 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense on property, plant, and equipment amounted to $0.1 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Commitments and Contingencies
The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of September 30, 2024 and December 31, 2023.

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
The total amount deducted from gross product sales for the allowances described above for the three months ended September 30, 2024, and 2023, was $1.7 million and $1.3 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $4.7 million and $3.4 million, respectively.

The following table sets forth the changes in the accrued revenue allowances (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$1,289	$1,927	$1,065	$1,434
Provision for current period sales	1,710	1,269	4,695	3,399
Payments	(1,894)	(550)	(4,655)	(2,187)
Balance at end of period	$1,105	$2,646	$1,105	$2,646
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
Employee Stock Purchase Plan
Share-based compensation expense for employee stock purchases under the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”) is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as an expense on a straight-line basis over the applicable six-month 2021 ESPP offering period.
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
Net Loss per Share
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Basic and diluted weighted average shares of common stock outstanding for the three and nine months ended September 30, 2024, includes the weighted average effect of 2,426,493 Pre-Funded Warrants (as defined below), which were issued in September 2022, for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.0001 per share. See Note 8 for more information on the Pre-Funded Warrants.

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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Nine Months Ended September 30,
	2024	2023
Options to purchase common stock	5,256,229	4,116,510
Restricted Stock Units to acquire common stock	317,408	—
Warrants to purchase common stock	29,167	29,167
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures”, which requires enhanced disclosures about significant segment expenses. The amendments are effective retrospectively to all prior periods presented in the financial statements, for fiscal years beginning after December 15, 2023. The new guidance is not expected to have a material impact on our financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company beginning in fiscal year 2025, with early adoption permitted. The Company does not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on the consolidated financial statements and related disclosures.
3. Fair Value Measurement
The following table sets forth the recurring fair value of the Company’s financial assets and liabilities, allocated into the Level 1, Level 2 and Level 3 hierarchy that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$29,802	$—	$—	$29,802
U.S. government treasury bills	24,169	—	—	24,169
Commercial paper	—	1,723	—	1,723
Corporate bonds	—	6,190	—	6,190
Total financial assets	$53,971	$7,913	$—	$61,884

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$61,034	$—	$—	$61,034
U.S. government treasury bills	19,458	—	—	19,458
Commercial paper	—	8,717	—	8,717
Corporate bonds (2)	—	13,447	—	13,447
Government agency	—	5,482	—	5,482
Total financial assets	$80,492	$27,646	$—	$108,138
(1)Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)Includes investments classified as cash and cash equivalents in the accompanying consolidated balance sheets.
All marketable securities had a contractual maturity of less than one year as of September 30, 2024.

4. Short-Term Investments and Cash Equivalents
The following table summarizes the Company's short-term investments (in thousands):

		As of September 30, 2024
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$29,802	$—	$—	$29,802
U.S. government treasury bills	Less than 1	24,143	26	—	24,169
Commercial paper	Less than 1	1,721	2	—	1,723
Corporate bonds	Less than 1	6,179	11	—	6,190
Total		$61,845	$39	$—	$61,884

		As of December 31, 2023
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$61,034	$—	$—	$61,034
U.S. government treasury bills	Less than 1	19,441	17	—	19,458
Commercial paper	Less than 1	8,712	6	(1)	8,717
Corporate bonds	Less than 1	13,438	10	(1)	13,447
Government agency	Less than 1	5,486	—	(4)	5,482
Total		$108,111	$33	$(6)	$108,138
5. Accrued Liabilities
Details of accrued liabilities are presented as follows (in thousands):

	September 30, 2024	December 31, 2023
Accrued professional fees	$2,132	$2,504
Accrued salaries and payroll	1,652	1,590
Accrued restructuring charges	1,777	—
Accrued bonus	1,250	3,081
Accrued clinical	1,494	1,416
Accrued contract manufacturing	4,196	4,315
Accrued other - sales related	941	772
Accrued other	675	628
Total accrued liabilities	$14,117	$14,306
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

The following table summarizes information related to the Company’s leases (in thousands):

	September 30, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	$886	$1,169

Liabilities:
Operating lease liabilities, current	$322	$434
Operating lease liabilities, non-current	624	833
Total operating lease liabilities	$946	$1,267
Rent expense for the three and nine months ended September 30, 2024 and 2023 is presented on the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating leases rent expense	$115	$115	$345	$346
Cash paid for leases and included in operating cash flows for the nine months ended September 30, 2024 and 2023 is presented on the following table (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid included in operating cash flows	$383	$375
The future minimum lease payments required under the operating leases as of September 30, 2024, are summarized below (in thousands):

Future Minimum Lease Payments:
2024	$130
2025	320
2026	231
2027	280
2028	109
Total minimum lease payments	$1,070
Less: amount representing interest	(124)
Present value of operating lease liabilities	$946
Less: operating lease liabilities, current	(322)
Operating lease liabilities, non-current	$624
Remaining lease term (in years)	3.33
Incremental borrowing rate	7.62%
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
Under the terms of the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. During the three months ended September 30, 2024 and 2023, royalties on net product sales were $0.5 million and $0.4 million, respectively. During the nine months ended September 30, 2024 and 2023, royalties on net product sales were $1.4 million and $1.3 million, respectively. No payments related to sublicense fees were paid during the three and nine months ended September 30, 2024 or 2023.
On August 30, 2021, the Company and BMS entered into Amendment No. 1 (the “Amendment”) to the BMS License Agreement related to certain intellectual property rights of BMS pertaining to the compound known as FYARRO. Under the terms of the Amendment, the Company paid BMS $5.8 million representing 50% of the previously outstanding payment obligation under the terms of the BMS License Agreement, following the effective time of the Company's 2021 private investment in public equity financing (the “2021 PIPE Financing”). Pursuant to the terms of the Amendment, the remaining previously outstanding payment obligation of $5.8 million, is due on the third anniversary of the effective time of the 2021 PIPE Financing, or August 26, 2024 plus any accrued and unpaid interest due thereon (the “Balloon Payment”). The Balloon Payment accrued interest, beginning August 26, 2021 until paid in full, at a rate equal to 4.00% per annum based on the weighted average amount outstanding during the applicable calendar quarter, with interest payable quarterly in arrears. In accordance with the terms of the Amendment, the Company paid the outstanding payment obligation of $5.8 million by the due date. In addition, under the Amendment the parties agreed to amend the royalty rates payable to BMS based on net sales of products subject to the BMS License Agreement.
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
On June 27, 2022, the Company received written notice from EOC that EOC elected to terminate the EOC License Agreement, effective immediately, due to alleged material breaches by the Company under such agreement. The Company disputed EOC’s allegations of material breach. See Note 12 for information regarding the subsequent arbitration between EOC and the Company regarding this dispute.
8. Stockholders’ Equity
Preferred Stock
As of September 30, 2024 and December 31, 2023, under the Company’s certificate of incorporation, as amended and restated, the Company has 10,000,000 shares of authorized preferred stock, par value $0.0001 per share, with no shares outstanding.

Common Stock and Pre-Funded Warrants
As of September 30, 2024 and December 31, 2023, the Company had 300,000,000 shares of authorized common stock, par value of $0.0001 per share, under the Company's certificate of incorporation, as amended and restated. As of September 30, 2024 and December 31, 2023, the shares of common stock outstanding were 24,614,834 and 24,554,205, respectively.
In March 2022, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen, with respect to an “at the market offering” program pursuant to which the Company may offer and sell, from time to time at its sole discretion, subject to limitations under applicable securities laws, shares of common stock having aggregate gross proceeds of up to $75.0 million through Cowen as its sales agent. The Company will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of September 30, 2024, no shares of common stock had been sold pursuant to the Sales Agreement.
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
On September 26, 2022, the Company and the 2022 PIPE Investors entered into a Registration Rights Agreement (the “2022 PIPE Registration Rights Agreement”) providing for the registration for resale of the securities sold under the Purchase Agreement, including the shares issuable upon the exercise of the Pre-Funded Warrants, that are not then registered on an effective registration statement, pursuant to a registration statement filed with the SEC. The Company filed a Form S-3 registration statement to register the resale of such securities on October 26, 2022, which became effective on November 4, 2022. The Pre-Funded Warrants meet the criteria to be classified within stockholders’ equity. As of September 30, 2024, all Pre-Funded Warrants are still outstanding.
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
As of September 30, 2024, 255,029, 37,921, 4,790,687 and 490,000 shares were outstanding under the 2014 Private Aadi Plan, 2017 Plan, 2021 Plan, and 2023 Inducement Plan, respectively. As of September 30, 2024, no shares were outstanding under the 2011 Plan.

The following table summarizes the stock option activity during the nine months ended September 30, 2024:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2024	4,579,659	$14.11	8.37	$25
Granted	1,461,715	1.87
Exercised	—	—
Expired/cancelled	(785,145)	11.79
Outstanding as of September 30, 2024	5,256,229	$10.99	8.15	$290
Options exercisable as of September 30, 2024	2,629,899	$14.04	7.57	$78
Vested and expected to vest as of September 30, 2024	5,256,229	$10.99	8.15	$290
As of September 30, 2024, there was $14.5 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.9 years.
The total intrinsic value of the options exercised during the three months ended September 30, 2024 and 2023, was $0 and $31,000, respectively. The total intrinsic value of the options exercised during the nine months ended September 30, 2024 and 2023 was $0 and $0.2 million, respectively.
As of September 30, 2024, and December 31, 2023, 678,482 and 657,734 shares were reserved for issuance under the 2021 Plan, respectively. As of September 30, 2024, and December 31, 2023, 110,000 shares were reserved for issuance under the 2023 Inducement Plan.
Restricted Stock Units
The value of restricted stock unit awards (RSUs) is based on the Company’s stock price on the date of grant. Employee grants vest over four years. Forfeitures of RSUs are recognized as they occur. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.
Activity with respect to the Company’s restricted stock units during the nine months ended September 30, 2024 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2024	32,558	$4.30
Granted	308,700	1.92
Forfeited	(23,850)	1.92
Nonvested shares at current period end	317,408	$2.16
As of September 30, 2024 there was $0.5 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 3.4 years.
Compensation Expense Summary
The Company recognized the following compensation cost related to employee and non-employee share-based compensation activity for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative	$1,590	$1,931	$5,704	$5,417
Research and development	967	1,118	3,281	3,426
Total	$2,557	$3,049	$8,985	$8,843
The Company uses the Black-Scholes option pricing model to determine the estimated fair value for share-based option awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Forfeitures are recognized and accounted for as they occur.

The calculation was based on the following assumptions:

	Three Months Ended September 30, (1)	Nine Months Ended September 30,
	2023	2024	2023
Weighted average grant date fair value (per share)	$4.77	$1.39	$7.78
Risk-free interest rate	4.06% - 4.34%	4.13% - 4.29%	3.42% - 4.33%
Expected volatility	97.58% - 101.03%	89.22% - 91.46%	89.94% - 101.03%
Expected term (in years)	5.15 - 6.08	5.00 - 6.08	5.15 - 6.08
Expected dividend yield	—	—	—
(1) No awards were granted during the three months ended September 30, 2024
The Company determines the assumptions used in the option pricing model in the following manner:
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
Merger Warrants to Purchase Common Stock
The Company had warrants outstanding for the purchase of 29,167 shares of the Company’s common stock at both September 30, 2024, and December 31, 2023. These warrants were assumed in the Merger and were issued by Aerpio in October 2019, for the purchase of 40,000 shares (after taking into account the reverse stock split of the Company’s common stock at a ratio of 15:1 effected on August 26, 2021 immediately prior to the closing of the Merger (the "Reverse Stock Split")) of the Company’s common stock at an exercise price of $7.29 per share (after taking into account the Reverse Stock Split). These warrants were fully vested as of the date of the Merger and expire on October 24, 2024. No warrants were exercised during the nine months ended September 30, 2024. At the grant date, the fair value of these awards was determined using a Black-Scholes option pricing model.
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
The calculation was based on the following assumptions:

	Three and Nine Months Ended September 30, 2024	Three and Nine Months Ended September 30, 2023
Strike price (per share)	$1.56 - $4.00	$5.98 - $11.40
Risk-free interest rate	5.40% - 5.41%	4.40% - 5.24%
Expected volatility	60.99% - 140.00%	105.68% - 176.11%
Expected term (in years)	0.5	0.5
As of September 30, 2024, and December 31, 2023, 844,059 and 659,146 shares of common stock were available for issuance under the 2021 ESPP, respectively. The Company had an outstanding liability of $0.1 million and $0.1 million as of September 30, 2024, and December 31, 2023, respectively, which will be recognized over six months. As of September 30, 2024 and December 31, 2023, 60,629 and 77,565 shares were issued under the 2021 ESPP, respectively.
11. Income Taxes
The Company recorded no income tax expense for the three months ended September 30, 2024 and 2023. The Company recorded no income tax expense for the nine months ended September 30, 2024 and 2023. The Company continues to maintain a full valuation allowance.
12. Commitments and Contingencies
Litigation
From time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against the Company. In the Request for Arbitration, EOC claimed that the Company breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing information to EOC. As a result, EOC was seeking monetary damages. On September 26, 2024, the arbitration panel issued a Final Award which concluded that the Company did not breach the EOC License Agreement and accordingly is not liable for any damages to EOC. See Note 7 for more information about the EOC License Agreement and its termination.
Purchase Commitments
The Company has ongoing contracts with vendors for clinical trials and contract manufacturing. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of $5.7 million for expenditures incurred by clinical and contract manufacturing vendors as of September 30, 2024, and December 31, 2023.
At September 30, 2024, the Company was party to a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as amended effective as of August 1, 2022, March 31, 2024, and July 31, 2024 (the "Fresenius Agreement"), with Fresenius Kabi that contains specific activities including non-cancellable commitments, minimum purchase commitments, and binding annual forecasts. As of September 30, 2024, there were non-cancellable purchase commitments under the Fresenius Agreement related to the purchase of inventory for $4.4 million to be paid in the remainder of 2024. The Fresenius Agreement expired pursuant to its terms on September 30, 2024.

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
For the three and nine months ended September 30, 2024, the Company incurred $0.3 million and $1.0 million in expenses related to the Mirati collaboration. For the three and nine months ended September 30, 2023, the Company incurred $0.1 million and $0.7 million in expenses related to the Mirati collaboration.
13. Restructuring
On August 21, 2024, the Company announced a restructuring plan to reduce the Company’s workforce by approximately 32% in response to the Company's announcement on August 20, 2024 that it will halt the registration-intended PRECISION1 trial of nab-sirolimus in patients with solid tumors harboring TSC1 or TSC2 inactivating alterations. The Company recorded a total restructuring charge of $2.6 million, which consists of one-time termination benefits such as severance costs and related benefits. For the three and nine months ended September 30, 2024, the Company made cash payments related to the restructuring of $0.4 million. As of September 30, 2024, the $2.2 million one-time termination benefits remain payable and are recorded within the accrued expenses and other liabilities line item on the Company's condensed balance sheet. Restructuring payments commenced in September 2024 and will extend through December 2024.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains express or implied forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:
•our assessment of strategic options and our ability to identify and implement any strategic transactions;
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
•our belief that we presently have sufficient supply of FYARRO for at least the next two years based on our estimated demand for PEComa sales;
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
Throughout this document we refer to FYARRO (nab-sirolimus, sirolimus protein-bound particles for injectable suspension (albumin-bound)) as FYARRO in the context of commercialization for the treatment of advanced malignant perivascular epithelioid cell tumor (PEComa), investigational use, our clinical trials, regulatory matters such as orphan drug designation, our license agreement with Bristol Myers Squibb Company and our former agreements with Mirati Therapeutics, Inc. and EOC Pharma (Hong Kong) Limited, all further discussed throughout this document.
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
In November 2021, the U.S. Food and Drug Administration (the “FDA”) approved FYARRO sirolimus protein-bound particles for injectable suspension (albumin-bound) for the treatment of adult patients with locally advanced unresectable or metastatic malignant perivascular epithelioid cell tumor (“PEComa”). On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net product sales of $7.2 million and $18.7 million for the three and nine months ended September 30, 2024, respectively. See “Results of Consolidated Operations” for further discussion of our results.
Recent Developments
•Clinical Trials Updates. On August 20, 2024, we halted the PRECISION1 trial, a registration-directed tumor-agnostic Phase 2 study of FYARRO in patients with Tuberous Sclerosis Complex 1 ("TSC1") and Tuberous Sclerosis Complex 2 ("TSC2") alterations, based on efficacy results from a planned interim analysis of efficacy results from two-thirds of participants in the trial. An analysis by the Independent Data Monitoring Committee demonstrated that the study was unlikely to exceed an efficacy threshold necessary to support an accelerated approval, the key goal of this Phase 2 study. We are completing the wind-down of the PRECISION1 trial and all patients who were still receiving benefit at the time the study was halted were transitioned to an expanded access protocol. We expect to report out the PRECISION1 trial results in 2025.
To further preserve cash runway, we paused new enrollment, but continue dosing previously enrolled patients, in two, ongoing Phase 2 trials of FYARRO for advanced or recurrent endometrioid-type endometrial cancer (EEC) and neuroendocrine tumors (NETs). Both studies have enrolled sufficient patients (n=24 and n=12 for EEC and NETs, respectively) to assess initial efficacy signals in the fourth quarter of 2024.
•Strategic Review. On August 20, 2024, we announced our commencement of a comprehensive strategic review to maximize shareholder value. Such strategic review is ongoing.

•Employee Matters. On August 16, 2024, our Board of Directors (the “Board”) approved a plan of termination that resulted in a workforce reduction of 22 employees, representing approximately 32% of our workforce.
In addition, as of October 1, 2024, Neil Desai, Ph.D., our former Executive Chairman, and Loretta Itri, our former Chief Medical Officer, ceased their respective employments with the company. Dr. Desai will continue to serve as a member of our Board. Dr. Itri will provide consulting services to the company for up to ten hours per month for an initial three-month term.
•Arbitration Win. On September 26, 2024, we received the arbitration panel's Final Award in our arbitration against EOC Pharma (Hong Kong) Limited ("EOC"). EOC had claimed that we breached certain provisions of our license agreement with EOC, dated December 8, 2020 (the “EOC License Agreement”), including failing to provide certain manufacturing information to EOC and, as a result, EOC sought monetary damages against us. In the arbitration panel's Final Award, it found and concluded, among other things, that we did not breach the EOC License Agreement and accordingly we are not liable for any damages to EOC. See Notes 7 and 12 to the condensed consolidated financial statements and "EOC License Agreement" below for more information about the EOC License Agreement, its termination and the arbitration proceedings.
BMS License Agreement
We have exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to ABI-009 (which we refer to as FYARRO) pursuant to an amended and restated license agreement, dated November 15, 2019, as amended August 31, 2021 (the “BMS License Agreement”) with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of BMS. Under the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. During the three months ended September 30, 2024 and 2023, royalties on net product sales were $0.5 million and $0.4 million, respectively under the terms of this agreement. During the nine months ended September 30, 2024 and 2023, royalties on net product sales were $1.4 million and $1.3 million, respectively under the terms of this agreement. No development payments related to milestones under this agreement were paid during the three and nine months ended September 30, 2024. See Note 7 to the condensed consolidated financial statements for more information about the BMS License Agreement.
On August 30, 2021, the Company and BMS entered into Amendment No. 1 (the “Amendment”) to the BMS License Agreement. Under the terms of the Amendment, we paid BMS $5.8 million, representing 50% of the previously outstanding payment obligation under the agreement, following the effective time of our 2021 private investment in public equity (PIPE) financing ("2021 PIPE Financing") that occurred in connection with the closing of the reverse merger of Aerpio Pharmaceuticals, Inc. whereby Aspen Merger Subsidiary, Inc., our wholly-owned subsidiary (“Merger Sub”), merged with and into Aadi Subsidiary, Inc. (formerly known as Aadi Bioscience, Inc. (“Private Aadi”)), with Private Aadi surviving as our wholly-owned subsidiary (the “Merger”). Pursuant to the terms of the amendment, the remaining portion of the previously outstanding payment obligation ($5.8 million), was paid by the third anniversary of the effective time of the 2021 PIPE Financing (i.e., August 26, 2024).
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
On June 27, 2022, we received written notice from EOC that EOC elected to terminate the EOC License Agreement, effective immediately. On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. On September 26, 2024, the arbitration panel issued a Final Award which, among other things, found and concluded that we did not breach the EOC License Agreement and accordingly we are not liable for any damages to EOC. See Notes 7 and 12 to the condensed consolidated financial statements for more information about the EOC License Agreement, its termination and the arbitration proceedings.
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
Key Trends and Factors Affecting Comparability Between Periods
•Commercial sale of FYARRO was launched on February 22, 2022, for the treatment of patients with advanced malignant PEComa. We recorded net product sales of $7.2 million and $18.7 million during the three and nine months ended September 30, 2024, respectively.
•We had built a cross-functional commercial team consisting of marketing, market access and commercial operations. Expenses related to our commercialization of FYARRO, including personnel expenses, sales support, and marketing are included in selling, general and administrative expenses for the three and nine months ended September 30, 2024. We expect these expenses to decrease, as compared to prior periods, due to our workforce reductions in 2024.
•We expect to decrease our investment in research and development as a result of our halt and subsequent wind-down of the PRECISION1 study following interim data results and the pause of enrollment of our two Phase 2 trials of FYARRO in patients with EEC and NETs, respectively.
•Under the BMS License Agreement, as described above, we made a payment of $5.8 million to BMS on August 26, 2024.
•Our future expenses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on our strategic review and the ultimate outcome of that process.
Liquidity and Capital Resources
As of September 30, 2024, we had $62.6 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into the second half of 2026.
We have incurred net losses in each year since inception and as of September 30, 2024, we had an accumulated deficit of $314.4 million. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, and costs associated with the Merger. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials and identifying and designing product candidates, the regulatory approval process for FYARRO outside the United States and in additional indications and any other product candidates we may develop in the future and the continued commercialization of FYARRO.
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
The ultimate impact of these global and national events and circumstances, either individually or in aggregate, is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to mitigate potentially negative impacts to our business. For example, during the COVID-19 pandemic, our clinical trials were affected by the closure of offices, lack of resources and closure of borders, among other measures being put in place around the world and we made certain modifications to employee travel, with masking and vaccination requirements in our offices, and with our employees working remotely fully or intermittently. Any inability to travel and conduct face-to-face meetings, as well as constraints surrounding hospital infrastructure and staff, can also make it more difficult to enroll and maintain patients in clinical trials. We will continue to actively monitor the rapidly evolving situation related to these global and national events, and may take further actions to mitigate potential negative impacts to our business, and that may alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which these global or national events and circumstances may affect our future business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain. We will continue to evaluate the impact that these events could have on our operations, financial position, results of operations and cash flows in fiscal year 2024.
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
Costs for certain activities, such as manufacturing, nonclinical studies and clinical trials are generally recognized based on the evaluation of the progress of completion of specific tasks using information and data provided by our vendors and collaborators. Research and development activities are central to our business. We expect to decrease our investment in research and development as a result of our halt and subsequent wind-down of the PRECISION1 study following interim data results and the pause of our two Phase 2 trials of FYARRO in patients with EEC and NETs, respectively. As a result, we expect that our research and development expenses will decrease in the foreseeable future.
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
Income Tax Expense
During the three and nine months ended September 30, 2024 and 2023, we recognized no income tax expense on the condensed consolidated statements of operations and comprehensive loss. Since our formation in 2011, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations:
The following table presents the results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Product sales, net	$7,212	$5,959	$18,744	$18,028
Total revenue	7,212	5,959	18,744	18,028
Operating expenses
Selling, general and administrative	7,186	11,221	25,698	34,204
Research and development	9,997	11,890	36,683	36,161
Restructuring charges	2,638	—	2,638	—
Cost of goods sold	804	697	2,234	1,882
Total operating expenses	20,625	23,808	67,253	72,247
Loss from operations	(13,413)	(17,849)	(48,509)	(54,219)
Other income (expense), net	867	1,547	3,091	4,723
Loss before income tax expense	(12,546)	(16,302)	(45,418)	(49,496)
Net loss	$(12,546)	$(16,302)	$(45,418)	$(49,496)
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Product Sales, Net
Our product sales, net consist of sales of FYARRO since its launch in the United States on February 22, 2022. Product sales, net for the three and nine months ended September 30, 2024 were $7.2 million and $18.7 million, respectively. For the three and nine months ended September 30, 2023, product sales, net were $6.0 million and $18.0 million, respectively. The increase in the three and nine months ended September 30, 2024 compared to the same period in the prior year was primarily due to strong demand.
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2024 and 2023 were $7.2 million and $11.2 million, respectively. The $4.0 million decrease was primarily driven by a reduction of $2.3 million in personnel expenses, $1.5 million in commercial and marketing expenses, and $0.3 million of legal and other expenses, offset by an increase of $0.1 million related to consulting expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023 were $25.7 million and $34.2 million, respectively. The $8.5 million decrease was driven by a reduction of $4.0 million in commercial and marketing expenses, $2.3 million in legal and other expenses, $2.1 million in personnel expenses, and $0.1 million of consulting and insurance expenses.

Research and Development Expenses
The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Personnel expenses	$3,857	$6,215	$15,673	$18,067
Consultants	250	663	975	3,193
External clinical development	4,044	4,021	13,347	10,485
Clinical drug product manufacturing	1,617	743	5,984	3,247
Other expenses	229	248	704	1,169
Total research and development expenses	$9,997	$11,890	$36,683	$36,161
Research and development expenses for the three months ended September 30, 2024 and 2023 were $10.0 million and $11.9 million, respectively. The $1.9 million decrease was primarily driven by a $2.8 million decrease in personnel expense, consulting expense, and other expenses, offset by an increase of $0.9 million of clinical drug product manufacturing.
Research and development expenses for the nine months ended September 30, 2024 and 2023 were $36.7 million and $36.2 million, respectively. The $0.5 million increase was primarily driven by a $2.9 million increase in clinical development expenses related to the EEC, NET, and PRECISION1 trials, and $2.7 million in clinical drug product manufacturing, offset by a decrease of $5.1 million in personnel expense, consulting expense, and other expenses.
Restructuring Charges
Restructuring charges for the three and nine months ended September 30, 2024 were $2.6 million. The increase in restructuring expense was due to a restructuring plan to reduce the Company's workforce by 32% in response to our announcement on August 20, 2024 that we will halt the registration-intended PRECISION1 trial of nab-sirolimus in patients with solid tumors harboring TSC1 or TSC2 inactivating alterations.
Cost of Goods Sold
Cost of goods sold for the three months ended September 30, 2024 and 2023 was $0.8 million and $0.7 million, respectively. Cost of goods sold for the nine months ended September 30, 2024 and 2023 was $2.2 million and $1.9 million, respectively. The increase of cost of goods sold of $0.1 million and $0.3 million for the three and nine months ended September 30, 2024 compared to the same period in 2023 was primarily driven by an increase of costs incurred on sales of FYARRO and costs to manufacture and prepare the product for sale.
Other Income (Expense), Net
Other income, net for the three months ended September 30, 2024 was $0.9 million, compared to other income, net of $1.5 million for the three months ended September 30, 2023. The change was primarily driven by a decrease in short-term investments held during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.
Other income, net for the nine months ended September 30, 2024 was $3.1 million, compared to other income, net of $4.7 million for the nine months ended September 30, 2023. The change was primarily driven by a decrease in short-term investments held during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
Liquidity and Capital Resources
Overview
As of September 30, 2024 we had $62.6 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into the second half of 2026.
We have incurred net losses in each year since inception and as of September 30, 2024, we had an accumulated deficit of $314.4 million. Our net losses were $12.5 million and $16.3 million for the three months ended September 30, 2024 and 2023, respectively, and $45.4 million and $49.5 million for the nine months ended September 30, 2024 and 2023, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical studies and clinical trials, identifying and designing product candidates, the regulatory approval process for FYARRO outside the United States and any other product candidates we may develop in the future, and the continued commercialization of FYARRO. We expect our expenses to decrease given the recent headcount reductions, the halting and wind-down of the PRECISION1 trial and the pausing of the trials in EEC and NETs.
On September 22, 2022, we received funding of $72.2 million, net from a private investment in public equity financing (the “2022 PIPE Financing”) with certain investors (the “2022 PIPE Investors”).
On March 17, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an “at the market offering” pursuant to which we may offer and sell, from time to time at our sole discretion, subject to limitations under applicable securities laws, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar value of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of September 30, 2024, no shares of common stock had been sold under the Sales Agreement.
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
The following table presents our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(44,497)	$(50,019)
Net cash provided by investing activities	12,069	79,557
Net cash provided by financing activities	77	246
Net (decrease) increase in cash, cash equivalents and restricted cash	$(32,351)	$29,784
Operating Activities
Our cash used in operating activities primarily results from our net loss adjusted for non-cash expenses, changes in working capital components, amounts due to contract research organizations to conduct our clinical programs and employee-related expenditures for research and development and general and administrative activities. Our cash flows from operating activities will continue to be affected by spending to advance and support FYARRO and other operating and general administrative activities, including operating as a public company, and may fluctuate significantly from quarter-to-quarter and year-to-year, depending on our strategic review and the ultimate outcome of that process.
For the nine months ended September 30, 2024, cash used in operating activities was $44.5 million and resulted from (i) our net loss of $45.4 million, (ii) $7.5 million net increase in our operating assets and liabilities, primarily driven by a decrease in accounts payable and accrued liabilities and a decrease in prepaid expenses and other current assets and inventory, and (iii) $8.4 million in non-cash adjustments, which were primarily related to share based compensation, discount amortization on short-term investments, lease expense, and depreciation.
For the nine months ended September 30, 2023, cash used in operating activities was $50.0 million and resulted from (i) our net loss of $49.5 million, (ii) $7.2 million net increase in our operating assets and liabilities, primarily driven by a decrease in accounts payable and accrued liabilities and a decrease in prepaid expenses and other current asset, and (iii) non-cash adjustments totaling $6.7 million, which was primarily related share based compensation, discount amortization on short-term investments, lease expense, and depreciation.
Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2024 was $12.1 million related to maturities of short-term investments of $50.0 million, offset by purchases of short-term investments of $36.5 million, and fixed assets of $1.5 million.
Cash provided by investing activities for the nine months ended September 30, 2023 was $79.6 million related to maturities of short-term investments of $133.3 million, offset by purchases of short-term investments of $50.5 million, and fixed assets of $3.2 million.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2024 was $0.1 million related to the purchase of common stock under the employee stock purchase plan offset by financing costs related to the Sales Agreement.
Cash provided by financing activities for the nine months ended September 30, 2023 was $0.2 million related to the issuance of common stock under the employee stock purchase plan and exercise of stock options offset by financing costs related to the Sales Agreement.
Contractual Obligations and Commitments
In April 2022, we entered into a lease for 10,615 square feet of office space in Morristown, New Jersey. The term of the lease is seventy-three months unless terminated sooner.
In August 2021, we entered into an amendment to extend the lease of our 2,760 square feet of office space in Pacific Palisades, California. We exercised an option, under our prior lease agreement, to extend the term for an additional period of three (3) years and six (6) months, until February 28, 2025, with an option to renew for an additional three (3) years in accordance with the terms of the Pacific Palisades Lease. Included in the renewal were nine months of rent abatement and a rent escalation clause.
Rent expense is being recorded on a straight-line basis. Rent expense related to the Pacific Palisades and Morristown leases for the nine months ended September 30, 2024 and 2023 was $0.3 million. See Note 6 to the condensed consolidated financial statements for details related to future lease payments.
In January 2022, we entered into a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as amended effective as of August 1, 2022, March 31, 2024, and July 31, 2024 (the “Fresenius Agreement”) with Fresenius Kabi, LLC (“Fresenius Kabi”), pursuant to which Fresenius Kabi manufactured FYARRO for us and we purchased FYARRO as a finished drug product from Fresenius Kabi, on a purchase order basis. The Fresenius Agreement contained specific activities such as non-cancellable commitments, minimum purchase commitments, or binding annual forecasts. Under the Fresenius Agreement, which was effective through September 30, 2024, we purchased FYARRO for either clinical or commercial purposes for use in the United States and Canada. Although we believe we presently have sufficient supply of FYARRO for at least the next two years based on our estimated demand and are seeking to enter into a new agreement with Fresenius Kabi for the manufacture of FYARRO, if we are unable to enter into a new agreement on favorable terms or at all, our business could be materially adversely affected.
We also have contracts with various organizations to conduct research and development activities, including clinical trial organizations to manage clinical trial activities and manufacturing companies to manufacture the drug product used in the clinical trials. The scope of the services under these research and development contracts can be modified and the contracts cancelled by us upon written notice. In the event of cancellation, we would be liable for the cost and expenses incurred to date as well as any close out costs of the service arrangement.
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
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
For discussion of legal proceedings, see Item 1 of Part 1, “Condensed Consolidated Financial Statements - Note 12” in this Quarterly Report.
Item 1A. Risk Factors
Investing in our common stock involves significant risks, some of which are described below. In evaluating our business, investors should carefully consider the following risk factors. These risks and uncertainties summarized and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.
Risk Factors Summary
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:
•We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future may not be successful. If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.
•We are a commercial-stage biopharmaceutical company, have a limited operating history and have a single product approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.
•Our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
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
•Our success is highly dependent on our ability to attract and retain highly skilled executive officers, key scientific personnel and employees. If we fail to attract and retain such personnel, we may be unable to continue to successfully develop or commercialize our product or any future product candidates or otherwise implement our business plan, including consummating potential strategic transactions.
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
•Litigation and legal proceedings may substantially increase our costs and harm our business, irrespective of outcome, including any securities class action litigation that might occur in connection with potential strategic transactions.
•Our stock price is volatile.
Risks Related to Strategic Process and Potential Strategic Transaction
We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future may not be successful.
In August 2024, we made the decision to halt the registration-intended Phase 2 study of FYARRO in malignant solid tumors harboring Tuberous Sclerosis Complex 1 (“TSC1”) and Tuberous Sclerosis Complex 2 (“TSC2”) inactivating alterations (the “PRECISION1 trial”) and pause new enrollment in the Phase 2 trials of nab-sirolimus for EEC and NETs. Our board of directors also approved a reduction in our workforce designed to substantially reduce our operating expenses while we undertake a comprehensive assessment of strategic options to maximize stockholder value. These strategic options may include a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we may incur significant costs related to this continued evaluation. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders.

In addition, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly reduce or delay any future distributions to our stockholders.
If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.
Although there can be no assurance that a strategic transaction will result from the process we have undertaken to assess strategic options, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt the orderly operation of our company.
The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:
•increased near-term and long-term expenditures;
•exposure to unknown liabilities;
•higher than expected acquisition, disposition or integration costs;
•incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•write-downs of assets or incurrence of non-recurring, impairment or other charges;
•difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•inability to retain key employees of our company or any acquired business; and
•possibility of future litigation.
Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.
Our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
There can be no assurance that a strategic transaction will be completed and, whether or not such strategic transaction is completed, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.
Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.
Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, and the loss of such employees’ services may adversely impact the ability to consummate such transaction. In August 2024, our board of directors approved a plan of termination that will result in a workforce reduction of 22 employees, representing approximately 32% of the Company’s workforce, which is designed to substantially reduce our operating expenses while we undertake a comprehensive assessment of strategic options to maximize stockholder value. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of strategic options as well as business operations.
We may become involved in securities class action litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.
In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in or be concurrent with investigations by the SEC. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.
Risks Related to Our Business, Financial Condition and Capital Requirements
We are a commercial-stage biopharmaceutical company, have a limited operating history and have a single product approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.
We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have a single product, FYARRO, approved for commercial sale by the FDA in November 2021 and launched commercially in the United States for treatment of advanced malignant PEComa in February 2022. We generated net product sales for FYARRO of $7.2 million and $18.7 million for the three and nine months ended September 30, 2024, respectively. Although we have commenced winding down the PRECISION1 trial and have suspended enrollment in the Phase 2 trials for EEC and NETs, as discussed further below, we continue to incur significant research and development and other expenses related to our ongoing operations. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.
To date, we have devoted substantially all of our resources to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, the commercialization of FYARRO, hiring personnel, raising capital and providing general and administrative support for these operations.
We are not currently enrolling patients in clinical trials with respect to FYARRO. In August 2024, we halted our Phase 2 study of FYARRO in malignant solid tumors harboring Tuberous Sclerosis Complex 1 (“TSC1”) and Tuberous Sclerosis Complex 2 (“TSC2”) inactivating alterations (“PRECISION1 trial”) based on interim data and the related analysis by the Independent Data Monitoring Committee, which determined that the study was unlikely to exceed an efficacy threshold necessary to support an accelerated approval, the key goal of the study. We are completing the wind-down of the PRECISION1 trial and all patients who were still receiving benefit at the time the study was halted were transitioned to an expanded access protocol. In addition, we paused new enrollment, but continue dosing previously enrolled patients, in our (i) Phase 2 open-label, multi-institutional study to evaluate the efficacy and safety of the combination of FYARRO with letrozole for the treatment of advanced or recurrent endometrioid-type endometrial cancer ("EEC") and (ii) Phase 2 multicenter, open-label, single-arm trial to evaluate adult patients with functional or non-functional, well-differentiated, locally advanced unresectable or metastatic neuroendocrine tumors ("NETs") of the GI tract, lung, or pancreas who have received ≤2 prior lines of therapy excluding somatostatin analogs (SSTa). Both studies have enrolled sufficient patients (n=24 and n=12 for EEC and NETs, respectively) to assess initial efficacy signals in the fourth quarter of 2024.
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
We have incurred significant net losses since our inception, have only been generating revenue from product sales since February 2022, and have financed our operations principally through private placements and public offerings of our securities, federal grants and proceeds from licenses. Our net losses were $12.5 million and $16.3 million for the three months ended September 30, 2024 and 2023, respectively. We had an accumulated deficit of $314.4 million as of

September 30, 2024, and $269.0 million as of December 31, 2023. These losses have resulted primarily from costs incurred in connection with research and development activities, costs incurred in connection with commercializing FYARRO and general and administrative costs associated with our operations. We have only one product approved for commercial sale which generated net product sales of $7.2 million and $18.7 million for the three and nine months ended September 30, 2024, respectively. Although we have commenced winding down the PRECISION1 trial and have suspended enrollment in the Phase 2 trials for EEC and NETs, we continue to incur significant selling, general and administrative expenses as well as research and development expenses related to our ongoing operations, including operating expenses related to the cost of commercializing FYARRO, research and development, including identifying and designing additional product candidates and conducting preclinical studies and clinical trials, and the regulatory approval process for FYARRO and any future product candidates. We expect our expenses to decrease given the recent headcount reductions, the halting and wind-down of the PRECISION1 trial and the pausing of the trials in EEC and NETs. The amount of our future expenses and potential losses is uncertain.
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
We have one product approved for commercialization in the United States, FYARRO, for the treatment of advanced malignant PEComa, which was approved by the FDA in November 2021 and launched commercially in the United States in February 2022. Our ability to generate substantial product sales sufficient to achieve profitability depends on our ability, alone or with strategic collaboration partners, to obtain the regulatory and marketing approvals necessary to successfully complete discovery, development and eventual commercialization of additional indications or any future product candidates, and commercialize FYARRO or any other future product candidates, if approved, in foreign jurisdictions. We do not anticipate generating revenue from product sales significant enough to achieve profitability for the foreseeable future. Our ability to generate future revenue and achieve profitability depends significantly on our ability, or any current or future collaborator’s ability, to achieve several objectives, including, but not limited to:
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
•completing development activities successfully and on a timely basis;
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect this will continue as a result of our ongoing and planned activities, particularly the continued commercialization of FYARRO for its approved indication (advanced malignant PEComa). Our expenses could increase beyond our current expectations if we are required by the FDA, the European Medicines Agency (the “EMA”) or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate, or if there are any delays in any of our clinical trials or the development of any future product candidates. Other unanticipated costs may also arise. In addition, even if we obtain regulatory approval for additional indications for FYARRO or any other product candidates that we may develop in the future, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution activities and ongoing compliance activities. Although we launched FYARRO commercially for advanced malignant PEComa in February 2022, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully commercialize FYARRO for the advanced malignant PEComa indication or complete the development and, if approved, commercialize FYARRO for any additional indications, or any other product candidates we may develop in the future. Upon receiving regulatory approval for FYARRO from the FDA in November 2021, we are only permitted to market or promote FYARRO for the advanced malignant PEComa indication, and not for any other indication, or any other product candidate, in the United States. In addition, we have incurred, and will continue to incur, additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.
As of September 30, 2024, we had $62.6 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments will enable us to fund our planned operating expenses and capital expenditures into the second half of 2026. Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect.

Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
We plan to use our cash, cash equivalents and short-term investments to fund the continued commercialization of FYARRO for the advanced malignant PEComa indication, for manufacturing operations and to fund our other research for other product candidates and development activities, as well as for working capital and other general corporate purposes. Advancing the development of FYARRO in additional indications and any future product candidate will require a significant amount of capital. Our existing cash, cash equivalents and short-term investments will not be sufficient to fund all of the activities that are necessary to complete the development of FYARRO and any future product candidates.
We will be required to obtain further funding to support our continuing operations through public or private equity offerings, debt financings, third-party funding, marketing and distribution arrangements, collaborations with third parties and licensing arrangements or other sources or a combination of these approaches, which may dilute our stockholders or restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to further develop and commercialize FYARRO or any other product candidates we may develop in the future, if approved. Adequate additional financing may not be available to us in sufficient amounts or on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders' ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect stockholder rights and the possibility of such issuance may cause the market price of our shares to decline. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect the conduct of our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to certain of our technologies or our product candidates, or grant licenses on terms that are not favorable to us, which may have a material adverse effect on our business, operating results and prospects. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from rising inflation and interest rates, monetary policy changes, the COVID‑19 pandemic, the conflicts in Ukraine and the Middle East, and otherwise. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
We have only one commercial product that has launched, completed development and been approved by the FDA, which is FYARRO for advanced malignant PEComa. Our future success is dependent on our ability to successfully commercialize FYARRO, and to timely and successfully obtain regulatory approval for additional indications for FYARRO. We are investing the majority of our efforts and financial resources to continue commercialization of FYARRO for the advanced malignant PEComa indication.
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
•INDs going into effect with the FDA for future clinical trials;
•the initiation and successful patient enrollment and completion of additional clinical trials of FYARRO on a timely basis;
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
We are not currently enrolling patients in clinical trials with respect to FYARRO. In August 2024, we halted our Phase 2 study of FYARRO in malignant solid tumors harboring Tuberous Sclerosis Complex 1 (“TSC1”) and Tuberous Sclerosis Complex 2 (“TSC2”) inactivating alterations (“PRECISION1 trial”) based on interim data and the related analysis by the Independent Data Monitoring Committee, which determined that the study was unlikely to exceed an efficacy threshold necessary to support an accelerated approval, the key goal of the study. We are completing the wind-down of the PRECISION1 trial and all patients who were still receiving benefit at the time the study was halted were transitioned to an expanded access protocol. In addition, we paused new enrollment, but continue dosing previously enrolled patients, in our (i) Phase 2 studies in EEC and NETs. Both studies have enrolled sufficient patients (n=24 and n=12 for EEC and NETs, respectively) to assess initial efficacy signals in the fourth quarter of 2024.
Our product development costs could increase if we experience further delays. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize FYARRO or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on FYARRO and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of additional clinical development of FYARRO include, among other things:
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
•failure to demonstrate the efficacy of FYARRO;
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
Cancer therapies are sometimes characterized by line of therapy (first-line, second-line, third-line, etc.) and the FDA often approves new therapies initially only for a particular line or lines of use. When cancer is detected early enough, first-line therapy, such as chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. FYARRO for advanced malignant PEComa has been approved as a first-line therapy. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. Our completed clinical trials for

FYARRO are with patients who may have received one or more prior treatments. There is no guarantee that product candidates that we develop, even if approved, would be approved for first-line or second-line therapy and, prior to any such approvals, we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.
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
For example, we initiated our PRECISION1 Phase 2 study of FYARRO in malignant solid tumors harboring TSC1 and TSC2 inactivating alterations based on exploratory data from our completed Phase 2 registrational study, Advanced Malignant PEComa Trial (“AMPECT trial”), and data for FYARRO in other solid tumors with TSC1 and TSC2 inactivating alterations. In August 2024, we had to halt, and subsequently wind-down, the PRECISION1 trial based on interim data and the related analysis by the Independent Data Monitoring Committee, which determined that the study was unlikely to exceed an efficacy threshold necessary to support an accelerated approval, the key goal of the study. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA, and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Additionally, while we are aware of several other approved and clinical-stage mTOR inhibitors being developed by multiple other companies, to our knowledge, there are no mTOR inhibitors approved specifically for the treatment of advanced malignant PEComa other than FYARRO. As such, the development of FYARRO and our stock price may be impacted by inferences, whether correct or not, that are drawn between the success of our product and those of other companies’ mTOR inhibitors. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety and efficacy results, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.
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
Patients in our completed and future clinical trials may in the future suffer other significant adverse events or other side effects not observed or anticipated based on our preclinical studies or previous clinical trials. FYARRO or any future product candidates may be used in populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, FYARRO is being studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Patients treated with FYARRO or our other product candidates that we may develop in the future may also be undergoing surgical, radiation and/or chemotherapy treatments, which can cause side effects or adverse events that are unrelated to FYARRO or any future product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our FYARRO clinical trials will die or experience major adverse clinical events either during the course of our clinical trials or after such trials, which has occurred in the past.
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
Any results from early preclinical studies and clinical trials of FYARRO or other product candidates that we may develop in the future may not necessarily be predictive of the results from later preclinical studies and clinical trials. Similarly, even if we are able to complete preclinical studies and clinical trials according to our current development timeline, the results from such preclinical studies and clinical trials may not be replicated in subsequent preclinical studies or clinical trial results.
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
Some of our future clinical trials may utilize an open-label study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to biases, including a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open- label trial may not be predictive of future clinical trial results with FYARRO or any future product candidates when studied in a controlled environment with a placebo or active control.
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
Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical trials, delaying or potentially preventing us from completing recruitment for one or more of our trials. Patient enrollment and retention for clinical trials may be affected by other factors, including:
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

Our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. Furthermore, any negative results we may report in clinical trials of FYARRO or any future product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Enrollment delays in our clinical trials may result in increased development costs for FYARRO and any other product candidates that we may develop in the future and jeopardize our ability to obtain regulatory approval for the sale of FYARRO in additional indications or any future product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, there is a risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, may not survive the full terms of the clinical trials. As a result, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods. In addition, we rely on clinical trial sites to ensure timely conduct of our clinical trials and, while we have entered into agreements governing their services, we are limited in our ability to compel their actual performance.
We may develop product candidates in combination with other therapies, which exposes us to additional risks.
We may develop product candidates, in combination with one or more currently approved or unapproved therapies to treat cancer or other diseases. Patients may not be able to tolerate product candidates in combination with other therapies or dosing of product candidates in combination with other therapies may have unexpected consequences. Even if any of our product candidates that we develop in the future were to receive regulatory approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with such products, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for product candidates, the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions requiring additional clinical trials, or our own products being removed from the market or being less successful commercially.
We may also evaluate product candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. We will not be able to market and sell product candidate in combination with any such unapproved therapies that do not ultimately obtain regulatory approval.
If the FDA, EMA or other comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with product candidate, we may be unable to obtain approval of or successfully market product candidates we develop. These unapproved therapies face the same risks described with respect to product candidates currently in development, including serious adverse effects and delays in their clinical trials. In addition, other companies may also develop their products or product candidates in combination with the unapproved therapies with which we are developing product candidates for use in combination. Any setbacks in these companies’ clinical trials, including the emergence of serious adverse effects, may delay or prevent the development and approval of product candidates that we may develop in the future.
Additionally, if the third-party providers of therapies or therapies in development used in combination with product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of product candidates, if approved, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
As product candidates progress through preclinical studies and clinical trials to regulatory approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, we may introduce alternative formulations or dosage forms of FYARRO in additional clinical trials for other indications. Such material changes will require regulatory approval before implementation and carry the risk that they will not achieve these intended objectives. Any of these changes could cause FYARRO and any other product candidate that we may develop in the future to perform differently and affect the results of clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize FYARRO or any other product candidates that we may develop in the future, if approved, and generate revenue.
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
Brexit and uncertainty in the regulatory framework as well as future legislation in the United Kingdom, European Union, and other jurisdictions can lead to disruption in the execution of international multi-center clinical trials, the monitoring of adverse events through pharmacovigilance programs, the evaluation of the benefit-risk profiles of new medicinal products, and determination of marketing authorization across different jurisdictions. Uncertainty in the regulatory framework could also result in disruption to the supply and distribution as well as the import/export both of active pharmaceutical ingredients and finished product. Such a disruption could create supply difficulties for future clinical trials. The cumulative effects of the disruption to the regulatory framework, uncertainty in future regulation, and changes to existing regulations may increase our development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom and increase our costs. We cannot predict the impact of such changes and future regulation on our business or the results of our operations.
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
•restrictions on our ability to conduct clinical trials, including full or partial clinical holds on, or the suspension or termination of, future trials;
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
Fast Track designation is designed to facilitate the development and expedite the review of therapies intended for the treatment of a serious or life-threatening condition which demonstrate the potential to address unmet medical needs for the condition. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. If any product candidates that we may develop in the future that receives Fast Track designation does not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. The FDA may withdraw any Fast Track Designation at any time. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures and we may not experience a faster development process, review or approval compared to conventional FDA procedures.
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
If we, or any contract manufacturers and suppliers we engage, fails to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.
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
We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to manufacture supplies of FYARRO or any future product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of FYARRO and product candidates for preclinical studies and clinical trials under the guidance of members of our organization. In the case of FYARRO, we rely on a single third-party manufacturer, Fresenius Kabi, LLC (“Fresenius Kabi”), and currently have no alternative manufacturer in place. On January 13, 2022, we entered into a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as amended effective as of August 1, 2022, March 31, 2024 and July 31, 2024 (collectively, the “Fresenius

Agreement”), with Fresenius Kabi pursuant to which Fresenius Kabi manufactured FYARRO for intravenous use for us, and we purchased FYARRO as a finished drug product from Fresenius Kabi, on a purchase-order basis for either clinical or commercial purposes for use in the United States and Canada. The term of the Fresenius Agreement expired on September 30, 2024. Although we believe we presently have sufficient supply of FYARRO for at least the next two years based on our estimated demand and are seeking to enter into a new agreement with Fresenius Kabi for the manufacture of FYARRO, if we are unable to enter into a new agreement on favorable terms or at all, our business could be materially adversely affected.
We have other supply agreements in place for key raw materials used in the manufacture of FYARRO such as for the drug substance sirolimus and for human albumin, which are key ingredients in the drug product. If we were to engage another third-party manufacturer, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a bridging study, that any new manufacturing process will produce FYARRO or any other product candidate we may develop in the future, if approved, according to the specifications previously submitted to the FDA or another regulatory authority. If we were to experience an unexpected loss of supply of FYARRO or any other product candidate that we may develop in the future for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations in commercializing FYARRO for advanced malignant PEComa, or be required to restart or repeat, any future clinical trials for FYARRO in other indications or for any other product candidates we may develop in the future, in a timely manner or on budget. Moreover, if we are unable to keep up with demand for FYARRO, our revenue could be impaired, market acceptance for FYARRO could be adversely affected.
We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Further, any delay in identifying and qualifying a manufacturer for commercial production could negatively impact the commercialization of FYARRO, and, in the event that we do not have sufficient product to complete clinical trials, it could delay such trials. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
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
We do not have complete control over all aspects of the manufacturing process of our contract manufacturing partners and are dependent on these contract manufacturing partners for compliance with cGMP regulations for manufacturing both active pharmaceutical ingredients (“API”) and finished drug products. To date, we have obtained drug substance and drug product from third-party manufacturers to support preclinical and clinical testing of FYARRO. We are in the process of developing our supply chain for FYARRO, including through a new supply agreement with Fresenius Kabi. As we commercialize FYARRO or any other product candidates we may develop in the future through development, we will consider redundant supply for the API and drug product for FYARRO and each of our product candidates that we may develop in the future to protect against any potential supply disruptions. However, we may be unsuccessful in putting in place such framework agreements or protecting against potential supply disruptions.
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
In addition, the manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of FYARRO or in our third-party manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any stability or other issues relating to the manufacture of our product candidates may occur in the future. Further, as product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause FYARRO or any of our other product candidates that we may develop in the future to perform differently and affect commercialization or the results of future clinical trials. In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for FYARRO or any of our product candidates that we may develop in the future. Further, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.
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
We rely on a single-source supplier, Fresenius Kabi, for our drug product FYARRO. In January 2022, we entered into the Fresenius Agreement, which we most recently amended effective as July 31, 2024 to, among other things, extend the term of the Fresenius Agreement to September 30, 2024. The term of the Fresenius Agreement has now expired. Although we believe we presently have sufficient supply of FYARRO for at least the next two years based on our estimated demand and are seeking to enter into a new agreement with Fresenius Kabi for the manufacture of FYARRO, if we are unable to enter into a new agreement on favorable terms or at all, our business could be materially adversely affected.
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
We currently rely on a single company for such manufacturing for FYARRO. Any contractual disputes between us and such manufacturer, the inability to enter into a new commercial supply agreement with Fresenius Kabi or loss of manufacturing ability by such manufacturer could similarly require significant time, effort and expense to locate and qualify an alternative source of manufacturing, which could materially harm our business.
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
We do not have the ability to independently conduct all of our preclinical studies and clinical trials. We have relied and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct, supervise and monitor our preclinical studies and clinical trials of FYARRO for additional indications and other product candidates we may develop in the future. We enter into agreements with third parties that have a significant role in the conduct of our preclinical studies and clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the conduct of such third party, the amount or timing of resources that any such third party will devote to our preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. The third parties we rely on for these services may also (i) have staffing difficulties, (ii) fail to comply with contractual obligations, (iii) experience regulatory compliance issues, (iv) undergo changes in priorities or become financially distressed, or (v) have relationships with other entities, some of which may be our competitors, which may draw time and resources from our development programs. The third parties with whom we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies and clinical trials being delayed or unsuccessful. Some of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements with a third party, this would delay our drug development activities.
Our reliance on these third parties for such drug development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and legal, regulatory, and scientific requirements and standards. Moreover, the FDA requires us and our third parties to comply with applicable GLP and GCP standards, regulations for conducting, monitoring, recording and reporting the results of preclinical studies and clinical trials to assure that the data and reported results are reliable and accurate and for clinical trials that the rights, integrity and confidentiality of trial participants are protected and that they are adequately informed of the potential risks of participating in clinical trials. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our preclinical studies and clinical trials substantially comply with GCP regulations. In addition, our clinical trials must be conducted with product candidates produced under current cGMP regulations and will require a large number of test patients. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties. We are also required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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
We may enter into collaborations with third parties for the development and commercialization of FYARRO in additional indications or for any future product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
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
Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements. For example, on June 27, 2022, EOC elected to terminate the EOC License Agreement, effective immediately, due to alleged material breaches by us. See Notes 7 and 12 to the unaudited consolidated financial statements for more information about the EOC License Agreement, its termination, and resulting arbitration (including the arbitration panel's final award in our favor). Under the EOC License Agreement, we relied on EOC for a substantial portion of the financial resources and for the development, regulatory, and commercialization activities for FYARRO in the EOC Territory. In addition, EOC’s termination of the EOC License Agreement prior to completing development or commercialization of FYARRO under the collaboration adversely impacts the potential approval and our revenue from the licensed product in the EOC Territory and we will not receive future revenues from the collaboration. It may be necessary for us to assume the responsibility at our own expense for the development of FYARRO in the EOC Territory or find another partner for the territory. In that event, we would likely need to seek additional funding and our potential to generate future revenues from FYARRO could be significantly reduced and our business could be materially and adversely harmed.
Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to our Business
Our success is highly dependent on our ability to attract and retain highly skilled executive officers, key scientific personnel and employees.
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers or key scientific personnel could be detrimental to us if we cannot recruit suitable replacements in a timely manner. Any leadership transitions, as well as future other senior management changes, could disrupt and have a detrimental effect on our business. We may need to hire additional personnel in connection with future clinical development and commercial activities. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.
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
In order to successfully implement our plans and strategies, from time to time we may need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2024, we had 53 full-time employees, including 34 employees engaged in research and development. In order to successfully implement our plans and strategies, from time to time we may need additional managerial, operational, development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under United States tax law. Our federal NOLs generated in tax years beginning before January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable United States federal tax law, and therefore could expire unused. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of our current year taxable income. As of December 31, 2023, after consideration of the NOLs that have been estimated to expire unused under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), we had federal NOL carryforwards of approximately $187.2 million, $44.1 million of which will begin to expire in 2030 and the remaining $143.1 million do not expire. We also have state NOL carryforwards of approximately $92.0 million available as of December 31, 2023, which begin to expire in 2037.
Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We have experienced such ownership changes in the past and we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside our control. To the extent such limitations will cause NOL and research and development credit carryforwards to expire unused, these tax attributes have been removed from our deferred tax assets. Our ability to utilize our NOLs and certain other tax attributes could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations. Moreover, due to suspensions on the use of NOLs or other regulatory changes by certain jurisdictions, our NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For example, in June 2024, California enacted legislation that limits the use of state NOLs for tax years beginning on or after January 1, 2024 and before January 1, 2027.
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
Although we own or license fourteen (14) issued patents in the United States, we cannot be certain that the claims in our other United States pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (the “USPTO”), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patent will not be found invalid or unenforceable if challenged.
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
Although we own, co-own, or have exclusively licensed at least fourteen (14) issued patents in the United States and pending patent applications in the United States and other countries, filing, prosecuting and defending patents on our product or product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States, assuming that rights are obtained in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. In addition, the statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications and we may not timely file foreign patent applications.
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
General Risks
Litigation and legal proceedings may substantially increase our costs and harm our business.
As described in Note 12 (Commitments and contingencies) to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have been, are, and may in the future become, party to lawsuits and legal proceedings including, without limitation, actions and proceedings in the ordinary course of business relating to our collaboration partners, directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. For example, in June 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. In the Request for Arbitration, EOC claimed that we breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing information to EOC. As a result, we became party to a lengthy arbitration process and, although we were found not liable for any damages to EOC in the arbitration panel’s final award in September 2024, we nevertheless experienced management distraction and incurred significant legal fees to defend ourselves.

The expense of defending against litigation and legal proceedings may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such lawsuits or legal proceedings is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Litigation and legal proceedings are subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition.
Our stock price is volatile.
The market price of our common stock could be subject to significant fluctuations. From the completion of the Merger on August 26, 2021 through September 30, 2024, the closing price for our common stock ranged from a low of $1.21 to a high of $33.00 per share. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
•the hiring or loss of key employees;

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
We must maintain effective internal control over financial reporting in order to accurately and timely report our results of operations and financial condition. In addition, as a public company, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our disclosure controls and procedures quarterly and the effectiveness of our internal control over financial reporting at the end of each fiscal year. We rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals. Although we may implement, document, and modify policies and procedures to maintain effective internal controls, we may identify deficiencies and weaknesses or fail to remediate previously identified deficiencies in our internal controls.
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
Unfavorable market and global economic conditions as a result of multiple global events, adverse developments affecting the financial services industry, the conflicts in Ukraine and the Middle East, increasing interest rates and general economic downturns, could adversely affect our business, financial condition or results of operations.
While the potential economic impact brought by multiple adverse global circumstances, such as conflicts in Ukraine and the Middle East, potential uncertainty related to Taiwan and its relationship with China, increasing interest rates, adverse developments affecting the financial services industry and general economic downturns are difficult to assess or predict, both as to magnitude and duration, these events have resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for FYARRO or our any of our future product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. In the event of prolonged business interruptions due to geopolitical events, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume our business or clinical operations. We have no operations in the Middle East, Russia, Belarus or Ukraine, but we do not and cannot know if the current uncertainties in these geopolitical areas, which are unfolding in real-time, may escalate and result in broad economic and security conditions or rationing of medical supplies, which could limit our ability to conduct clinical trials outside the United States or result in material implications for our business. In addition, our insurance policies typically contain a war exclusion of some description and we do not know how our insurers are likely to respond in the event of a loss alleged to have been caused by geopolitical uncertainties. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of September 30, 2024, we had cash, cash equivalents and short-term investments of $62.6 million, consisting of U.S. government treasury bills, commercial paper, and corporate debt securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
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
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.
On September 28, 2024, Neil Desai, a director and our former Executive Chairman, terminated a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c), which had been originally adopted on September 20, 2021, as replaced on December 1, 2022.

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

10.1#
Form of Retention Bonus Letters with executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on September 19, 2024).

10.2*+	Amendment No.3 to the Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, effective as of July 31, 2024, by and between Aadi Bioscience, Inc. and Fresenius Kabi, LLC.

10.3*#	Transition Agreement and Release by and between Neil Desai and Aadi Bioscience, Inc., dated October 16, 2024.

10.4*#	Transition Agreement and Release by and between Loretta Itri and Aadi Bioscience, Inc., dated September 16, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded with the Inline XBRL document.)
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

AADI BIOSCIENCE, INC.

Date: November 6, 2024	By:	/s/ Scott Giacobello
Scott Giacobello
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)