Form 10-K
period 2024-12-31
Whitehawk Therapeutics, Inc.
filed 2025-03-28
CIK 1422142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-38560
_______________________________________________
WHITEHAWK THERAPEUTICS, INC.
(Exact name of Registrant as specified in its Charter)
_______________________________________________

Delaware	61-1547850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Headquarters Plaza East Building, 11th Floor, Morristown, NJ	07960
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (551) 321-2234
_______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	WHWK	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2024 was approximately $24.4 million.
The number of shares of registrant’s common stock outstanding as of March 24, 2025 was 46,784,618.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) contains express or implied forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding:
•our estimates regarding expenses, capital requirements, needs for additional financing and the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements, including our belief that, based on our current plans, our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2028;
•our ability to obtain and maintain regulatory approval for our portfolio of three next generation antibody drug conjugates (the “ADC Therapies”) or any other product candidates we may develop in the future, and any related restrictions, limitations or warnings in the label of an approved product candidate;
•the timing, progress and results of preclinical studies and clinical trials for our programs and product candidates (including our anticipated timing of submitting three investigational new drug (“IND”) applications for the ADC Therapies with the U.S. Food and Drug Administration in the coming 12 to 24 months), the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•the anticipated timing of releasing data for current or future clinical trials;
•the anticipated timing of commencement, enrollment, and completion of any current or future clinical trials for the ADC Therapies or any other product candidates we may develop;
•our belief that, with the three ADC Therapies, we have the ability to pursue multiple cancer indications with high potential in large addressable patient populations, including and beyond those indications currently expected to be targeted in the upcoming Phase 1 trials;
•our belief that the ADC Therapies will be able to target cancers expressing specified tumor markers precisely and deliver the potent, cytotoxic Topoisomerase I (TOPO1) inhibitor at the site of cancer;
•our view that we are positioned to unlock the high potential of the ADC Therapies due to our track record of strong execution of novel drug formulation, research, clinical development, and commercialization in oncology, combined with our deep understanding of antibody drug conjugates (ADCs);
•our belief that our team is well positioned to execute on our strategy to develop and, if approved, commercialize the ADC Therapies and future pipeline assets to ultimately bring broad benefit to cancer patients worldwide;
•our manufacturing capabilities and strategy;
•the expectations regarding the beneficial characteristics, safety, efficacy and therapeutic effects of the ADC Therapies and any other product candidates that we may develop;
•the implementation of our business model and our strategic plans for our business;
•our ability to contract with and rely on third parties to assist in conducting our clinical trials and manufacturing the ADC Therapies and any other product candidates we may develop in the future;
•the size and growth potential of the markets for the ADC Therapies and any other product candidates we may develop, if approved, and our ability to serve those markets, either alone or in partnership with others;
•our ability to obtain funding for our operations, including funding necessary to complete development, approval and, if approved, commercialization of the ADC Therapies and any other product candidates we may develop;
•the potential for our business development efforts to maximize the potential value of our portfolio;

•our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•our financial performance; and
•our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals.
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
References in the following discussion to “we,” “our,” “us,” or “Whitehawk” refer to Whitehawk Therapeutics, Inc.

PART I
Item 1. Business.

Overview
We are an oncology therapeutics company applying advanced technologies to established tumor biology that are intended to efficiently deliver improved cancer treatments. We have deep experience in chemistry, formulation, and drug delivery, as well as research, clinical, and commercial pharmaceutical development, resulting in successfully taking product candidates from the clinic to approval, launch, and commercialization.
We recently entered into an intellectual property license agreement (the “WuXi License Agreement”) with WuXi Biologics (Shanghai FX) Co., Ltd. (“WuXi Biologics”) for the development and global commercialization of a portfolio of three next generation antibody drug conjugates (“ADCs”) targeting clinically validated, broadly overexpressed tumor antigens in high potential cancer indications with significant unmet need. These ADCs are constructed utilizing an advanced linker-payload platform called CPT113 that has been shown to provide increased stability in blood circulation and deliver targeted release of a Topoisomerase I (“TOPO1”) inhibitor payload into cancer cells.
These in-licensed assets originated through the collaborative efforts of WuXi Biologics, a leading global contract research, development and manufacturing organization (“CRDMO”), and Hangzhou DAC Biotechnology (“Hangzhou DAC”), a global leader in ADC innovation, where Hangzhou DAC’s CPT113 linker-payload has been conjugated to novel antibodies developed by WuXi Biologics against three tumor targets: Protein Tyrosine Kinase 7 (“PTK7”), Mucin 16 (“MUC16”) and Seizure-related Protein 6 (“SEZ6”). The antibody targeting MUC16 targets the membrane-bound form of MUC16 (mMUC16). The antibody targeting SEZ6 is a biparatopic SEZ6 ("biSEZ6") antibody targeting two different epitopes on SEZ6. We believe the resulting ADCs will be able to target cancers expressing these respective tumor markers precisely and deliver the potent, cytotoxic TOPO1 inhibitor at the site of cancer. Each of these ADCs have demonstrated tumor cell binding, tumor cell line cytotoxicity, and in vivo antitumor activity in preclinical models of cancer. We refer to these in-licensed ADC assets as the "ADC Therapies" herein.
We anticipate submitting three investigational new drug (“IND”) applications with the U.S. Food and Drug Administration (“FDA”) in the coming 12 to 24 months, starting with HWK-007 for the treatment of solid tumors, including non-small cell lung cancer (“NSCLC”) and ovarian cancer, in the second half of 2025; HWK-016 for the treatment of cancers of female origin by the end of 2025; and HWK-206 for the treatment of cancers of neuroendocrine origin in mid-2026. With these three assets, we have the ability to pursue multiple cancer indications with high potential in large addressable patient populations, including and beyond those indications currently expected to be targeted in the upcoming Phase 1 trials.
Our track record of strong execution of novel drug formulation, research, clinical development, and commercialization in oncology, combined with our deep understanding of ADCs positions us to unlock the high potential of this differentiated ADC portfolio. Our management team has extensive experience in the discovery, development, and commercialization of cancer therapeutics, including in senior roles at leading oncology companies. We are supported by our board of directors and specialized scientific advisors, who contribute their deep understanding of drug discovery and development. Furthermore, our investor base includes top life science investors. We believe that our team is well positioned to execute our strategy to develop and, if approved, commercialize the ADC Therapies and future pipeline assets to ultimately bring broad benefit to cancer patients worldwide.
Legacy FYARRO Business.
Historically, our lead drug product was FYARRO® (sirolimus protein-bound particles for injectable suspension (albumin-bound); nab-sirolimus), which combines two established technologies: nanoparticle albumin-bound (nab) technology and the anti-cancer agent, sirolimus. Nab-sirolimus is a potent inhibitor of the mTOR biological pathway with demonstrated anti-cancer activity in advanced malignant perivascular epithelioid cell tumor (“PEComa”), a rare cancer. We exclusively licensed FYARRO, previously called ABI-009, nab-sirolimus, from Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol-Myers Squibb Company (“BMS”) and we refer to the development, production and commercial sale of FYARRO herein as the “FYARRO Business”. On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net product sales of $26.0 million and $24.4 million for the years ended December 31, 2024 and 2023, respectively.
On December 19, 2024, we entered into a Stock Purchase Agreement (the “Divestiture Agreement”) with KAKEN INVESTMENTS INC., a Delaware corporation (“KAKEN”), KAKEN PHARMACEUTICAL CO., LTD (“Guarantor”), and Aadi Subsidiary, Inc., a Delaware corporation and our former wholly owned subsidiary and the operating company for the FYARRO Business (“Aadi Subsidiary”). Under the Divestiture Agreement, KAKEN acquired 100% of the outstanding shares of capital stock of Aadi Subsidiary from us at the closing of the transaction for a cash payment of $102.4 million

(following applicable purchase price adjustments under the Divestiture Agreement) (the "FYARRO Divestiture"). The divestiture transaction closed on March 25, 2025 and, as a result, we no longer operate the FYARRO Business.
Our Strategy
Our vision is to make bold choices in applying technology to efficiently deliver improved oncology therapies for people living with difficult-to-treat cancers. The principal components of our strategy include:
•We leverage “next wave” ADC architecture.
Recently, next wave ADCs have been associated with double-digit improvement in objective response rates (“ORR”) over first generation ADCs against the same target across a variety of solid tumors, including ovarian, breast cancer, and lung cancers. Next wave ADC architectures are typified by improved linker-antibody stability, optimized pharmacokinetics and improved inhibitor payloads, such as using TOPO1 inhibitor in lieu of monomethyl auristatin E (“MMAE”).
•We preferentially pursue clinically validated targets and identify opportunities for differentiation.
Rather than expend resources on target discovery, we leverage our team’s deep experience in oncology and biologics, review existing oncology target literature, and engage with key opinion leaders to identify promising tumor antibodies, antibody conjugates, and antigens. We focus on tumor targets of product candidates previously tested in clinical trials by other biopharmaceutical companies and where the trials results were made available, the rationale for discontinuation of such product candidates were well-known and where we have identified opportunities for differentiation. We also prioritize those targets that we believe have both strong precedent data and potential broader applicability, including expansion beyond the indications in which they were initially tested.
•We innovate antibody design to improve ADC performance.
We strive to develop ADCs that couple next wave ADC architecture with cutting-edge antibody strategies to further improve antibody performance, including, but not limited to, high affinity, biparatopic, Fc modifications that increase ADC potency or safety.
•We focus our development strategies to demonstrate differentiation of our assets compared to first generation ADCs to maximize our asset’s competitive profile.
Our development strategy leverages precedent data from first generation ADCs to benchmark potential improvements to guide further expansion in both precedent and non-precedent indications. We also plan to pursue combination strategies early in our programs to reach more patients and take full advantage of Project Frontrunner, the FDA’s effort to shift cancer therapeutics development in earlier lines of therapy.
•We utilize an efficient virtual model with outsourced clinical development and manufacturing.
We plan to utilize an outsourced model for research, development and manufacturing operations. Initially, we intend to continue to benefit from the continuity of partnership with WuXi Biologics and Hangzhou DAC for near-term IND-enabling studies and ADC manufacturing. We will expand our CRDMO network as appropriate as our portfolio advances further in clinical trials.
•We look to continue to build our portfolio through strategic partnerships. We plan to continue to use our management and board expertise, as well as our extensive network, to maximize and grow our portfolio through additional strategic partnerships and transactions.
Our Portfolio
We were deliberate in identifying promising tumor targets that are broadly expressed across multiple cancer types, and plan to focus our initial development efforts on high potential indications where first generation ADCs against these targets have already shown proof of concept in Phase 1 clinical trials. The three tumor targets we selected – PTK7, MUC16 and SEZ6 – are each validated by a first-generation ADC that demonstrated promising efficacy in key indications, but were discontinued, largely due to safety and limited therapeutic index. Importantly, we prioritized the ability to be in the clinic quickly, and we expect to file INDs in the next 12 to 24 months, starting with our PTK7-directed asset in the second half of 2025, followed closely by the MUC16-directed asset by the end of 2025, and the SEZ6-directed asset in mid-2026.
•HWK-007 presents a differentiated opportunity to be among the first next wave ADCs in clinical development for high PTK7 expressing cancers, including NSCLC, ovarian cancer, and several other major indications.

•HWK-016 is potentially the first ADC that targets membrane-bound portion of MUC16, a glycoprotein often overexpressed in cancers of female origin, such as ovarian cancer, endometrial cancer, cervical cancer, or breast cancer.
•HWK-206 is designed to bind to two epitopes on SEZ6, which is often overexpressed in cancers of neuroendocrine origin. We believe this biparatopic approach can potentially improve internalization and drive increased effectiveness of the ADC.
We believe that improving ADC architecture can increase treatment efficacy in solid tumors. Each of the ADC Therapies utilizes the advanced CPT113 linker-payload technology from Hangzhou DAC, which consists of a highly stable yet cleavable linker that delivers a TOPO1 inhibitor payload, and high affinity antibodies designed using the industry-leading antibody capability of Wuxi Biologics. The portfolio leverages an advanced ADC platform technology and are engineered for minimal off-target toxicity, greater stability and higher therapeutic index. We believe these assets can potentially overcome the limitations that hindered the first generation ADC therapies against these targets to deliver improved results for patients. Under the WuXi License Agreement, we have worldwide development and commercialization rights to all of our product candidates. We intend to develop each of our programs as a monotherapy and also in combination with other therapies.
Industry Background
Antibody-Drug Conjugates
An antibody-drug conjugate (“ADC”) consists of an antibody that is connected to a drug (the payload) via a linker. An ADC can be a preferred alternative to systemic chemotherapies, particularly for cancer such as solid tumors, as it can deliver potent antibody-directed payloads directly to the tumor cells. This targeted approach can limit off-target toxicities of chemotherapy and/or allow for greatly improved potency against cancer. With these improvements in cancer outcomes, the ADC market with an estimated $11 billion in sales at the end of 2023 is expected to grow to over $50 billion by 2030.
As of the end of 2024, 13 ADCs have been approved by the FDA (mostly first generation; two have been withdrawn) against multiple cancers, including blood, breast, and lung cancers. Despite the benefit seen with first generation ADCs, there continues to be significant need for improved ADCs with safer payloads, improved stability and optimized pharmacokinetics. For example, first generation ADCs often use tubulin inhibitor-based payloads, such as MMAE-based payloads, that have been associated with a class effect of dose-limiting toxicities, like peripheral neuropathy, ocular toxicities and neutropenia.
Next wave ADCs
Recent advances in ADCs have included replacing the tubulin inhibitor-based payloads with Topoisomerase I (“TOPO1”) inhibitor payloads to reduce toxicity, improving linker stability to reduce circulating free payload, and increasing and optimizing the drug-to-antibody ratio (“DAR”) to improve pharmacokinetics and antitumor activity. In a number of ADC programs, next generation ADCs were shown to have improved ORR by 20-40% over their first-generation precursors. For example, the ORR for ABBV-011, a calicheamicin-based ADC with a DAR of 2 and a non-cleavable linker, in small cell lung cancer (“SCLC”) was 19%, while the ORR for ABBV-706, a next wave ADC with a TOPO1 inhibitor payload and a DAR of 6, was 61%, representing a 42% higher response rate compared to ABBV-011.

Switching to an Advanced ADC Platform Technology Delivers Efficacy Gains Compared to 1st Generation ADCs

ADC Target	Indication	Program	Payload, DAR	ORR[1] (%)	ORR Gain (Pts)
B7H4	TNBC	SGNB7H4	MMAE, 2	25	+16
		HS20089	TOPO1, 8	41	
FRa	OvCa	Elahere	DM4, 3.4	32	+18
		PRO1184	TOPO1, 8	50	
TROP2	NSCLC	PF-06664178	MMAE, 2	0	+31
		Dato-dxd	TOPO1, 6	31	
SEZ6	SCLC	ABBV-011	Calicheamicin, 2	19	+42
		ABBV-706	TOPO1, 6	61	
cMET	NSCLC	Teliso-V	MMAE, 2	35	+43
		ABBV-400	TOPO1, 6	78	
HER2	HER2+ BC	Kadcycla	DM1, 3.5	34	+45
		Enhertu	TOPO1, 8	80	

1st generation ADC   Next wave ADC

1 Overall response rate in indicated Phase I patients; exception, Elahere phase III data in ovarian cancer
FRa, Folate receptor alpha; DM4, Ravtansine (tubulin inhibitor); TOPO1, Topoisomerase I inhibitor; MMAE, Monomethyl Auristatin E (tubulin inhibitor) OvCa, Ovarian Cancer; TNBC, Triple negative breast cancer; SCLC, Small cell lung cancer; NSCLC, non-small cell lung cancer; HER2+ BC, Human Epidermal Growth Factor Receptor 2 positive breast cancer.
Source: Published data; Whitehawk analysis.

Our Approach: CPT113-based ADC platform
Each of the ADC Therapies utilizes Hangzhou DAC’s CPT113 platform, which consists of a highly stable yet cleavable linker with proprietary carbon-bridge technology that delivers a TOPO1 inhibitor payload. We believe that the CPT113 platform’s linker stability and payload has the potential to be highly competitive among the next generation ADC platforms. Hangzhou DAC selectively designed and synthesized an advanced linker and payload design that supports stability, limits free payload release and improves the pharmacokinetic characteristics for the associated ADCs. Separately from the ADC Therapies we are licensing, Hangzhou DAC has two internally developed programs utilizing the same platform, DXC006 and DXC1002, that are currently in dose-escalating Phase 1 clinical trials in China.
A critical feature of the CPT113 platform is its stability. First generation ADCs were challenged by high free payload release in circulation. Many approved and marketed ADCs have 1 to 20 percent free payload released into the circulation, which limits their therapeutic windows because the high amounts of free payload can generate off-target side effects. Next generation ADC platforms in development generally seek to lower the amounts of free payload released into circulation. Based on reported pharmacokinetic results across different ADC programs, as shown in the figure below, the CPT113 platform is likely on par with or better than these latest platforms, demonstrating its highly competitive stability.

In-Licensed Platform Stability Compared to First- and Next-Generation Platforms Based on Free Payload Release[1]

Cmax
AUC
Free Payload/ADC[2], %
30
25
20
15
10
5
0
17
27
3.1
19
3.6
13
1.1
1.1
1.1
.61
.58
.49
.80
.63
.07
.10
.06
.32
.04
.06
.02
N/A
.01
.06
.01
.02
1st-Generation (Approved)
Next-Generation (In Development)
CPT113

1.Based on highest species reported in publications on file; note that stability is largely consistent (~1-5X differences) between species for an individual ADC.
2.Calculated based on molar concentration of free payload and ADC in representative pharmacokinetic studies.
The payload component of CPT113 is a proprietary TOPO1 inhibitor based on a modified form of exatecan. Exatecan is a semisynthetic, water-soluble derivative of camptothecin, a naturally occurring plant alkaloid that is known for its TOPO1 inhibition and antitumor activity. TOPO1 are necessary for normal and tumor cell growth, as they are involved in DNA supercoiling and repackaging of DNA during cell division. Inhibition of TOPO1 prevents DNA from rejoining, thereby causing DNA breaks and leading to cell death.
Although exatecan has shown some antitumor activity, it has been associated with acute toxicity when delivered freely in the circulation, however, has been found to be highly effective as an ADC payload due to its ability to improve the overall efficacy and toxicity of the ADC. Multiple companies are utilizing pure exatecan or exatecan derivatives in their ADC platforms. Deruxtecan (“DXd”), for example, has been shown to have potent anti-tumor efficacy with an improved safety profile compared to pure exatecan. Trastuzumab deruxtecan (“T-DXd”), an ADC consisting of a humanized mAb trastuzumab (Herceptin) covalently linked to DXd, is approved for treatment of breast cancer, gastric cancer and gastroesophageal adenocarcinoma and sold by Daiichi Sankyo. Our payload has similar structure, cytotoxicity and preclinical safety profile to DXd.
Our Product Candidates

ADC Program	Candidate selection	IND-enabling*	IND / Phase I*	Tumors with precedent data (US incidence of metastatic cases)	Other target positive tumors
HWK-007 (PTK7)			2H'25	• NSCLC (~63K)[1] • Ovarian (~4K)[2] • Breast (~13K)[2]	• GI cancers • Prostate • Head & Neck • Endometrial • Cervical
HWK-016 (MUC16)			YE'25	• Ovarian (~4K)[2]	• Endometrial • Cervical • Breast • Pancreatic
HWK-206 (SEZ6)		2Q'25	Mid'26	• SCLC (~18K)[3] • Neuroendocrine (~5K)[4]	• CNS tumors • Head & Neck

*Anticipated timing, subject to IND approval, as applicable.

1. JAMA Oncol. 2021;7(12):1824-1832. 2. SEER data 3. https://www.ncbi.nlm.nih.gov/books/NBK482458/. 4. JAMA Oncol. 2017;3(10):1335-1342.

HWK-007
Overview
Our lead product candidate HWK-007 is a next wave ADC with a DAR of 6 targeting PTK7 that we plan to develop for the treatment of non-small cell lung cancer (“NSCLC”) and platinum resistant ovarian cancer (“PROC”), with potential to expand into other indications. We believe HWK-007 has the potential to be among the first in next wave ADCs with a TOPO1 inhibitor payload to enter the clinic. With its optimized linker and TOPO1 inhibitor payload, we hope to improve upon the initial ORRs seen with cofetuzumab pelidotin (“Cofe-P”), a first generation MMAE-based ADC with a DAR 4 targeting PTK7.
HWK-007 has shown superior cytotoxic activity compared to a first generation MMAE-based PTK7 ADC in both in vitro and in vivo preclinical models. We are currently completing IND-enabling studies and expect to submit an IND for the use of HWK-007 in treating solid tumors, including NSCLC and PROC, in the second half of 2025.
Target Overview: Protein tyrosine kinase 7 (PTK7)
Protein tyrosine kinase 7 (“PTK7”) is an oncofetal pseudokinase also known as colon carcinoma kinase 4 (“CCK-4”). PTK7 is a transmembrane protein with an extracellular region comprised of 7 Ig domains and an intracellular domain that is non-catalytic.
PTK7 drives embryonic early development by regulating cell polarity, movement and development of hematopoietic and somatic progenitor cells often interacting with ligands, co-receptors and intracellular transducers in the Wnt signaling pathway. PTK7 is subsequently down-regulated in adult tissues and is known as a catalytically inactive receptor tyrosine kinase (“RTK”). PTK7 is commonly upregulated across a broad spectrum of cancers, being found in tumors associated with endometrial, prostate, cervical, head and neck, breast, colorectal, esophageal, lung, ovarian and gastric intestinal cancers, as shown in the figure below. In fact, PTK7 is almost exclusively re-expressed in primary and metastatic tumor cells and cancer associated fibroblasts (“CAFs”) in the tumor microenvironment. PTK7 is known to promote cancer growth and invasion. Overexpression of PTK7 is associated with poor prognosis, tumor metastasis, and reduced overall survival.

1.Whitehawk analysis based on Human Protein Atlas, Gepia, and literature review.
PTK7 is a clinically validated tumor target. In a Phase 1 trial in patients with advanced solid tumors, including PROC, NSCLC or triple-negative breast cancer (“TNBC”), Cofe-P demonstrated clinical activity with ORR ranging from 16 to 27% in all evaluable patients and 23 to 46% in the subgroup with moderate or high expression of PTK7 (“PTK7 mod-high”), as confirmed by immunohistochemistry (“IHC”) analysis of tumor tissues. In patients treated every three weeks (“Q3W”) cohort, ORR was up to 46% compared to 27% in patients with PROC compared to patients with PTK7 mod-high PROC, 25% compared to 16% in patients with NSCLC compared to patients with PTK7 mod-high NSCLC and 23% compared to 21% in patients with TNBC compared to patients with PTK7 mod-high TNBC. This is an important finding as PTK7 is an ADC target where a high proportion of marker-positive patients express PTK7 at moderate to high levels.
Despite these encouraging signals, Cofe-P’s commercial potential was limited by the reduced dose intensity and narrow therapeutic window driven by toxicities consistent with MMAE-associated class effects, including Grade 3 headache and fatigue. Additionally, 25% (28/112) of the Q3W cohort experienced Grade 3 neutropenia. Overall, common treatment-related adverse events included nausea, alopecia, fatigue, headache, neutropenia and vomiting.

*Mod-high ORR reflects Whitehawk analysis of the PTK7 protein expression and best overall response data for Q3W cohorts in Figure 2 of Maitland et al. Clin Cancer Research, 2021: 27:4511–20. There were 13, 16, and 13 patients with mod-high PTK 7 expressions in PROC, NSCLC, and TNBC, respectively.
Emerging Therapies and their Limitations
Although there are currently no approved ADCs targeting PTK7, there are multiple PTK7 programs currently in, or about to begin, clinical development, some of which are described here:
•PRO1107, being developed by Genmab following its acquisition of ProfoundBio, is currently in Phase 1/2 with the first patient dosed in February 2024. PRO1107 uses an MMAE payload, which is a tubulin inhibitor similar to the payload in Cofe-P, connected through a protease-cleavable hydrophilic linker system called LD343, and has a DAR of 8.
•DAY301 (MTX-13), being developed by Day One Biopharmaceuticals after acquiring development and commercialization rights outside of the Greater China area from MabCare Therapeutics, recently initiated a Phase 1 trial. Unlike Cofe-P and PRO1107, DAY301 has a pure exatecan payload which may be associated with myelosuppression. LY4175408, being developed by Eli Lilly, also has a pure exatecan payload. We expect Eli Lilly will submit its IND in 2025.
•SKB518, being developed by Kelun Biotech, is currently in Phase 1 in China.
We expect multiple external PTK7 ADC programs are projected to present clinical data in 2025 to 2027, which will further validate our target and TOPO1 inhibitor payload approach. Additionally, there are multiple preclinical PTK7 bispecific ADCs in development, including the PTK7 x B7-H3 ADC recently acquired by IDEAYA Biosciences. There are a number of other ADC programs in development for NSCLC targeting other tumor-associated antigens.
Our Product Candidate: HWK-007
HWK-007, as a differentiated next wave PTK7-directed ADC, is poised to be among the first in next wave ADCs with an alternate TOPO1 inhibitor payload to enter the clinic. With its optimized linker and TOPO1 inhibitor payload switch, we are targeting to build on the initial ORRs seen with Cofe-P and potentially deliver superior outcomes for patients.
HWK-007 has already demonstrated superior tumor reduction compared to Cofe-P in both in vitro and in vivo preclinical models. HWK-007 shows superior tumor reduction in a lung cancer cell lines compared to similar doses of Cofe-P. The in vivo antitumor studies were conducted with human tumor xenografts with moderate to high PTK7 expression in nude mice (n=8 per xenograft). As shown in the figure below, in human SCLC xenograft models NCI-H446 (PTK7-mod), both HWK-007 and Cofe-P showed clear dose response in antitumor activity but HWK-007 demonstrated increased antitumor activity compared to Cofe-P at each corresponding dose with tumor regression achieved by HWK-007 at higher doses. Similar results were also observed in xenograft models from other tumor types.

Tumor growth inhibition in NCI-H446 Xenograft model

Tumor volume (mm^3)
3000
2000
1000
0
0
7
14
21
28
35
IV
Days after 1st treatment
PBS
Isotype-CPT113 (4 mg/kg)
Cofe-P (4mg/kg)
Cofe-P (1mg/kg)
Cofe-P (0.25mg/kg)
HWK-007 (4mg/kg)
HWK-007 (1mg/kg)
HWK-007 (0.25mg/kg)

Clinical Development Plan
We plan to complete IND-enabling studies, linker-payload process development, and CMC and submit an IND for the treatment of solid tumors, including NSCLC and PROC, in the second half of 2025. Subject to FDA acceptance, we plan to initiate a Phase 1 trial by the end of 2025.
HWK-016
Overview
Our product candidate HWK-016 is a next wave ADC targeting the membrane-bound portion of MUC16, a glycoprotein often overexpressed in cancers of female origin, such as ovarian cancer, endometrial cancer, cervical cancer, or breast cancer. MUC16 has been previously a challenging target because a large part of its extracellular portion is often cleaved and released or “shed” into the bloodstream, often called cancer antigen 125 (“CA125”). HWK-016 is specifically designed to bind to the membrane-bound portion, which we believe can enable greater therapeutic effect at lower doses. We plan to develop HWK-016 initially for the treatment of PROC, with potential expansion to other ovarian cancers, endometrial cancer, and/or cervical cancer, aiming to deliver a potential best-in-class treatment for these large patient populations.
Our in vitro and in vivo studies show consistent cytotoxic activity by HWK-016, including in the presence of CA125, suggesting that our product candidate does bind to the right epitope. Our product candidate also has an optimized linker and improved TOPO1 inhibitor payload, which we expect can improve response rate and reduce toxicity. We plan to complete IND-enabling studies and submit an IND for the treatment of ovarian cancer by the end of 2025.
Target Overview: MUC16
Mucin 16 (MUC16) is a heavily glycosylated type 1 transmembrane protein with a low level of expression in normal bronchial, endometrial, ovarian and corneal epithelial cells.
MUC16 is upregulated in a number of cancers, including ovarian cancer, endometrial cancer, cervical cancer, or breast cancer, as well as NSCLC, pancreatic and gastric cancers. Overexpression of MUC16 promotes cancer cell proliferation and chemoresistance, while also inhibiting anti-cancer immune responses. Knockdown of MUC16 has been shown to reduce tumor growth, motility, and invasiveness, while overexpression enhances these properties.

MUC16 interacts with various signaling pathways and proteins, such as the JAK2/STAT3/GR axis, PI3k, EGFR and Src family kinases.
1.Whitehawk analysis based on Human Protein Atlas, Gepia, and literature review.
MUC16 consists of an O-glycosylated N-terminal domain, a tandem repeat domain, approximately 56 SEA (sperm protein, enterokinase and agrin) domains, a transmembrane domain and a cytoplasmic tail. MUC16 is unique in its large number of SEA domains, as other mucins such as MUC1, MUC12, MUC13, and MUC17 only possess a single SEA module. SEA domains and their functions are not fully understood but MUC16 is speculated to have two proteolytic sites in the SEA domains, at the 55th and 56th SEA domains. It is believed that MUC16 cleavage occurs at these sites, whereby CA125 is released or “shed” into the bloodstream. The serum levels of CA125 serve as a biomarker for cancer screening and disease monitoring; CA125 is one of the best-known blood biomarkers for ovarian cancer and elevated levels are strongly associated with poor prognosis.
MUC16 is a clinically validated tumor target, including by DMUC4064A, a first generation MMAE-based ADC targeting the tandem repeat region of MUC16, that demonstrated efficacy in PROC in an open-label Phase 1 trial. DMUC4064A, which has a protease-cleavable linker with a DAR of 2, demonstrated 42% ORR at the recommended Phase 2 dose.
Despite this promising response rate, DMUC4064A development was discontinued in 2021 due to a limited therapeutic index, toxicities consistent with MMAE class effects and binding to circulating CA125 that may have hindered effectiveness, also known as an “antigen sink.” Patients treated with DMUC4064A experienced toxicities consistent with other MMAE-based therapies, with 40% of patients reporting ocular toxicities, including Grade 3 ocular events in 9%. Although MUC16 is expressed in certain ocular cell types, we believe the frequency and severity of ocular toxicities were primarily driven by the MMAE payload rather than on-target effects from MUC16 binding. Overall, 25% experience Grade 3 or higher treatment-related adverse events. Common adverse events included fatigue, nausea, abdominal pain, constipation, blurred vision, diarrhea, anemia and peripheral neuropathy. Additionally, lower doses did not produce objective responses, likely due to a portion of the ADC binding to circulating CA125. Consequently, higher doses were necessary to first saturate most of the circulating CA125 before achieving therapeutic efficacy and tumor cell killing.
Sources: Liu J, et al. Gynecol Oncol. 2021;163(3):473-480; Liu J, et al. Ann Oncol. 2016;27(11):2124-2130; Chen Y, et al. Cancer Res. 2007;67(10):4924-4932. ORR, objective response rate.
Emerging Therapies and their Limitations
Currently, there are no approved or actively developing ADCs targeting MUC16. Regeneron is developing two MUC16 bispecific T cell-engaging antibodies; a limitation of this approach, however, includes the modest ORRs observed to date. While several ADCs targeting other antigens in PROC are under development, none offer the combined advantages of high target expression in both depth and frequency, along with the potential for a matched blood-based biomarker like CA125.
Our Product Candidate: HWK-016
Our product candidate is designed to bind to a different region than the targets of prior MUC16 therapies in development. HWK-016 targets membrane-bound MUC16 (mMUC16) below the site of cleavage, so that even if MUC16 is cleaved and release of CA125 occurs, the ADC can stay bound to the cell surface permitting internalization of the TOPO1 inhibitor payload. This allows HWK-016 to bypass the antigen sink of circulating CA125, and directly target the tumor surface.
Preclinical data shows that HWK-016 demonstrates superior tumor growth inhibition in vivo compared to DMUC4064A in a high CA125-shedding model of ovarian cancer. In vitro and in vivo data suggest that this next wave approach has the potential for improved response rates in ovarian cancer and other gynecological cancers. For example, our product candidate HWK-016, along with DMUC and mMUC16 antibodies conjugated to DXd and MMAE payloads, were tested in an in vivo OVCAR-3 CDX model. Nude mice bearing the OVCAR-3 tumor xenograft were treated with a single dose of ADC at 1 mg/kg. mMUC16 ADCs displayed significantly increased in vivo antitumor activity compared to DMUC ADCs, regardless of the cytotoxic payload. No obvious weight loss was observed in any group.

Tumor growth inhibition in OVCAR-3 xenograft model

2000
1500
1000
500
0
Tumor volume (mm³)
0
7
14
21
28
35
Days post treatment
PBS
Isotype control-MMAE
DMUC-MMAE
HWK-016
mMUC16-MMAE

Clinical Development Plan
We plan to complete IND-enabling studies and linker-payload process development in 2025 with IND submission by the end of 2025. Subject to FDA acceptance, we plan to initiate Phase 1 trial in ovarian cancer in 2026, with the potential to expand into other cancers affecting women, such as endometrial and cervical cancer, where we believe HWK-016 can make a meaningful impact.
HWK-206
Overview
Our product candidate HWK-206 is a biparatopic ADC targeting to two epitopes on the SEZ6 protein. There is limited class competition as ABBV-706 is the only clinical-stage SEZ6 ADC currently in development. Our product candidate is the only biparatopic ADC in development for SCLC and high-grade neuroendocrine tumors (“NET”) patients, and we believe this approach of binding to two independent sites on the target antigen protein will achieve superior outcomes compared to other SCLC ADCs. In vitro and in vivo assays demonstrate increased binding and internalization compared to the monotopic ABBV-706. We plan to complete IND-enabling studies and linker-payload process development in 2025 and first half of 2026, with an IND submission planned in mid-2026.
Target Overview: SEZ6
Seizure-related homolog protein 6 (“SEZ6”) is a transmembrane protein commonly expressed on neurons, particularly neuronal dendrites, but minimally expressed in normal tissues outside the central nervous system (“CNS”). SEZ6 plays a role in CNS development and maintenance both during childhood development and in adulthood. SEZ6 is responsible for dendritic branching and synapse formation.

The extracellular portion of the SEZ6 proteins contain three CUB domains and five SCR domains. The presence of multiple CUB and SCR domains suggests potential adhesive or receptor trafficking functions but their binding partners are not yet known.
SEZ6 is highly expressed in about 80% of SCLC and also overexpressed in extrapulmonary NETs and CNS tumors. SEZ6 expression is correlated with tumor progression although its role in cancer is not well understood.
1.Whitehawk analysis based on Human Protein Atlas, Gepia, and literature review.
Emerging Therapies and their Limitations
Currently, ABBV-706 (developed by AbbVie) is the only clinical stage SEZ6 ADC in development. ABBV-706 is a TOPO1 inhibitor-based ADC (DAR 6) with a cleavable linker. In a Phase 1 trial in patients with SCLC and neuroendocrine neoplasms (“NEN”), ABBV-706 demonstrated an overall ORR of 44% (21/48, excludes n=5 with glioblastoma multiforme (“GBM”)), with 60.9% ORR in SCLC and 28% ORR in NENs. ABBV-706 demonstrated a manageable safety profile with no on-target neurotoxicity. The promising results with ABBV-706 validated SEZ6 as a target and demonstrated clinical improvement by switching to a cleavable TOPO1 inhibitor linker-payload.

Of note, 77% (41/53) of patients experienced Grade 3 or higher treatment-emergent adverse events (“TEAEs”) with cytopenias being the most frequent. 32% of patients experienced severe adverse events (“SAEs”), with pneumonia being the most common. Anemia (60%) and fatigue (66%) were the most common any-grade hematologic and non-hematologic TEAEs, respectively. The maximum tolerable dose (“MTD”) was 3.0 mg/kg, with hematological dose limiting toxicities (“DLTs”) occurring in 2 patients: one Grade 4 leukopenia and neutropenia lasting >7 days and one Grade 4 thrombocytopenia. All gastrointestinal toxicities were Grade 1 or 2 and no neurotoxicity or GBM was observed suggesting that there is no intracranial penetration. While ABBV-706 represents important progress for SCLC, we believe there are opportunities to apply novel ADC engineering to provide a path to even greater gains.
Our Product Candidate: HWK-206
We plan to investigate a biparatopic ADC approach for SEZ6. Biparatopic antibodies (which bind two different epitopes of the same protein) can allow for clustering of cells surface receptors by way of binding an epitope of SEZ6 and then a different epitope on another SEZ6 protein. This clustering ultimately results in the formation of large receptor clusters on the cell surface, which can drive receptor internalization and increase payload release for an ADC. We believe this target specificity, binding, and the internalization can translate into great efficacy and/or safety gains for patients treated with ADCs.

Source: Weisser et al. Nat Commun. 2023;14(1):1394.
There are several biparatopic molecules that provide precedent for demonstrating increased therapeutic benefit compared to their single epitope counterparts. For example, zanidatamab, a biparatopic HER2 Ab (Jazz Pharmaceuticals) binds the same epitopes as trastuzumab (Herceptin) and pertuzumab (Perjeta). Zanidatamab demonstrated approximately 20% increase in ORR compared to monoparatopic trastuzumab while maintaining a tolerable safety profile.
Our biparatopic SEZ6 ADC, HWK-206, is the only biparatopic ADC in development for small cell lung cancer, and shows potential to outperform the available treatment approaches and the single epitope-binding ADCs in development.
Preclinical models suggest the biSEZ6 antibody shows superior binding and internalization compared to single epitope SEZ6 antibody counterparts, including the antibody used in ABBV-706, with increased mean fluorescence intensity (MFI).
Clinical Development Plan
We plan to explore this potential in our planned Phase 1 trial in SCLC and NETs where there is a significant need for new treatment options. We plan to complete IND-enabling studies, linker-payload process development and submit an IND in mid-2026.

Intellectual Property
We strive to protect the proprietary technologies that we believe are important to our business, including pursuing and maintaining patent protection intended to cover the ADC Therapies, their respective anticipated methods of use, related technologies, and other inventions that are important to our business. In addition to patent protection, we may also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.
Our commercial success will depend, in part, upon our ability to obtain and maintain patent and other proprietary protection for the ADC Therapies, if approved, and other commercially important technologies, inventions, and know-how related to our business, defend and enforce our intellectual property rights, in particular, our patent rights, preserve the confidentiality of our trade secrets, and operate without infringing valid and enforceable intellectual property rights of others.
The patent positions for biotechnology and pharmaceutical companies like us are generally uncertain and can involve complex legal, scientific, and factual issues. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that the ADC Therapies will be protected or remain protectable by enforceable patents. Moreover, any patents that we hold may be challenged, circumvented, or invalidated by third parties. For more information regarding the risks related to our intellectual property please see “Risk Factors—Risks Related to Our Intellectual Property”.
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
As of March 6, 2025, patent rights held by us relating to our ADC drug candidates include the following:
•With respect to the PTK7 targeting drug candidate, our material patents consist of one People’s Republic of China (PRC) patent application exclusively licensed from WuXi Biologics and directed to the PTK7 ADC drug candidate, which we intend to pursue patent protection for in key jurisdictions. This application, if issued, is expected to expire in at least 2046, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.
•With respect to the SEZ6 targeting drug candidate, our material patents consist of one PRC patent application exclusively licensed from WuXi Biologics and directed to the SEZ6 ADC drug candidate, which we intend to pursue patent protection for in key jurisdictions. This application, if issued, is expected to expire in at least 2046, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

•With respect to the MUC16 targeting drug candidate, our material patents consist of one PRC patent application exclusively licensed from WuXi Biologics and directed to the MUC16 ADC drug candidate, which we intend to pursue patent protection for in key jurisdictions. This application, if issued, is expected to expire in at least 2046, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.
Competition
Many companies are active in the oncology market and are developing or marketing products for the specific therapeutic markets that we target, including both antibody- and non-antibody-based therapies. Similarly, we also face competition from other companies and institutions that continue to invest in innovation in the ADC field, including new payload classes, new conjugation approaches and new targeting moieties. Specifically, we are aware of multiple companies with ADC technologies that may be competitive with our products and product candidates, including, but not limited to, AbbVie, Daiichi Sankyo, Day One Biopharmaceuticals, Eli Lilly, Genmab, GlaxoSmithKline, Gilead, Kelun, Mersana, Sanofi, Roche, Pfizer, and Zymeworks. There are hundreds of ADCs in development, the vast majority of which are being developed for the treatment of cancer.
Our industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. We face competition with respect to our current products and product candidates and will face competition with respect to any products and product candidates that we may seek to develop or commercialize in the future. Our competitors include large pharmaceutical and biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of our competitors have significantly greater financial resources and capabilities in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approval and marketing than we do. Furthermore, mergers and acquisitions in the biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors.
In addition, we expect changes to the treatment paradigm, including potential new entrants and new approvals across the lines of therapies. New technologies, procedures or treatments could change the patient population and their eligibility to use our product candidates, raise expectations regarding safety and efficacy results that are necessary for regulatory approval and, if approved, adoption by the medical community, or otherwise render the ADC Therapies and any other product candidates that we may develop obsolete.
PTK7
Although there are currently no approved ADCs targeting PTK7, there are multiple PTK7 programs currently in, or about to begin, clinical development, including
•PRO1107, being developed by Genmab following its acquisition of ProfoundBio, is currently in Phase 1/2 with the first patient dosed in February 2024. PRO1107 uses an MMAE payload, which is a tubulin inhibitor similar to the payload in Cofe-P, connected through a protease-cleavable hydrophilic linker system called LD343, and has a DAR of 8.
•DAY301 (MTX-13), being developed by Day One Biopharmaceuticals after acquiring development and commercialization rights outside of the Greater China area from MabCare Therapeutics, recently initiated a Phase 1 trial. Unlike Cofe-P and PRO1107, DAY301 has a pure exatecan payload which may be associated with myelosuppression. LY4175408, being developed by Eli Lilly, also has a pure exatecan payload. We expect Eli Lilly will submit its IND in 2025.
•SKB518, being developed by Kelun Biotech, is currently in Phase 1 in China.
•Additionally, there are multiple preclinical PTK7 bispecific ADCs in development, including the PTK7 x B7-H3 ADC recently acquired by IDEAYA Biosciences.
In addition, there are multiple PTK7 ADC programs that are projected to present clinical data in 2025 to 2027, which we believe will further validate our target and TOPO1 inhibitor payload approach.
MUC16
Currently, there are no approved or actively developing ADCs targeting MUC16. Regeneron is developing two MUC16 bispecific T cell-engaging antibodies; a limitation of this approach, however, includes the modest ORRs observed to date. While several ADCs targeting other antigens in PROC are under development, none offer the combined advantages of high target expression in both depth and frequency, along with the potential for a matched blood-based biomarker like CA125.

SEZ6
Currently, ABBV-706 (developed by AbbVie) is the only clinical stage SEZ6 ADC in development. ABBV-706 is a TOPO1 inhibitor-based ADC (DAR 6) with a cleavable linker. In a Phase 1 trial in patients with SCLC and neuroendocrine neoplasms (“NEN”), ABBV-706 demonstrated an overall ORR of 44% (21/48, excludes n=5 with glioblastoma multiforme (“GBM”)), with 60.9% ORR in SCLC and 28% ORR in NENs. ABBV-706 demonstrated a manageable safety profile with no on-target neurotoxicity. The promising results with ABBV-706 validated SEZ6 as a target and demonstrated clinical improvement by switching to a cleavable TOPO1 inhibitor linker-payload.
Manufacturing
We do not own or operate, and have no plans to establish, any manufacturing facilities. Initially, we intend to continue to benefit from the continuity of partnership with WuXi Biologics and Hangzhou DAC for near-term IND-enabling studies and ADC manufacturing. We will expand our CRDMO network as appropriate as our portfolio advances further in clinical trials.
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
NDA and the FDA Review Process
Following trial completion, trial data are analyzed to assess safety and efficacy. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA, along with proposed labeling for the drug and information about the manufacturing process and facilities that will be used to ensure drug quality, results of analytical testing conducted on the chemistry of the drug, and other relevant information. The NDA is a request for approval to market the drug and must contain sufficient evidence of drug product quality, safety and efficacy, which is demonstrated by extensive analytical, preclinical and clinical testing. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a use of a drug, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug product for a particular indication or indications to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug may be offered for sale in the United States.
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
Fast track designation, priority review, accelerated approval, and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for the ADC Therapies as appropriate.

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
In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, such as market exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the Trump administration may lead to new policies, changes in the regulations, or disruptions to the operations of federal agencies, any of which may impact our clinical development plans.
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
U.S. Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration, and specifics of the FDA approval of our ADC drug candidate, some of our United States patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. The U.S. Patent and Trademark Office (“USPTO”), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.
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
In the U.S., no uniform policy of coverage and reimbursement for drugs or biological products exists, and one payor’s determination to provide coverage and adequate reimbursement for a product does not assure that other payors will make a similar determination. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within the HHS, as the CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private third-party payors tend to follow Medicare coverage and reimbursement limitations to a substantial degree, but also have their own methods and approval process apart from Medicare determinations. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for the ADC

Therapies will be made on a payor-by-payor basis. As a result, the coverage determination process may be a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high.
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
The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by the HHS, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s drug could adversely affect the sales of our ADC drug candidate. If third-party payors do not consider our drugs to be cost-effective compared to other available therapies, they may not cover our drugs as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis.
In recent years, additional laws have resulted in direct or indirect reimbursement reductions for certain Medicare providers. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2032, unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws, and future state and federal healthcare reform measures, as discussed further below, may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any product candidate for which it may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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
Since the enactment of the ACA, there have been judicial and Congressional challenges to certain aspects of the ACA. In June 2021, the Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, upholding the ACA. In January 2021, President Biden also issued an executive order to initiate a special enrollment period to allow people to obtain health insurance coverage through the ACA marketplace and instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, among others. We cannot predict how future litigation, healthcare reform measures of the Trump administration, or what other regulations will ultimately be implemented at the federal or state level, or the effect of any future legislation or regulation may have on our business.
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
In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, such as market exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the Trump administration may lead to new policies, changes in the regulations, or disruptions to the operations of federal agencies, any of which may impact our clinical development plans. There are important exemptions to Maximum Fair Price including medications that are orphan drug designated and approved, for only one rare disease, and drugs with low Medicare spend as defined by CMS. In an effort to curb Medicare patients’ out-of-pocket costs for prescription drugs, the Part D redesign legislation requires manufacturers to contribute to the catastrophic coverage phase for Part D Drugs, as discounts through a manufacturer discount program. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Furthermore, any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any of the product candidates for which we receive approval. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the FDA has authorized the state of Florida to develop a program to import certain prescription drugs from Canada for a limited period to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida.
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
In 2014, a new Clinical Trials Regulation 536/2014 (“Clinical Trials Regulation”), replacing the current Directive, was adopted. The Clinical Trials Regulation will become directly applicable in all EU member states (without national implementation) once the EU Portal and Database are fully functional. The implementation of the Clinical Trials Regulation depends on confirmation of full functionality of the Clinical Trials Information System through an independent audit, which commenced in September 2020. This system went into application in first quarter of 2022. From January 31, 2025, any trials approved under the Clinical Trials Directive that continue running will need to comply with the Clinical Trials Regulation, and their sponsors must enter information on the trials in the Clinical Trials Information System. The Clinical Trials Regulation seeks to simplify and streamline the approval of clinical trials in the European Union. For example, the sponsor can submit a single application for approval of a clinical trial via the EU Portal. As part of the application process, the sponsor will propose a reporting member state, which will coordinate the validation and evaluation of the application. The reporting member state shall consult and coordinate with the other member states in which the clinical trial will take place, also referred to as the Member States Concerned. If an application is rejected, it can be amended and resubmitted through the EU Portal. If an approval is issued, the sponsor can start the clinical trial in all Member States Concerned. However, a Member State Concerned can in limited circumstances declare an “opt-out” from an approval. In such a case, the clinical trial cannot be conducted in that member state. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database.
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
As of December 31, 2024, we had 40 full-time or part-time employees. Of these employees, 23 employees were engaged in research and development activities and 17 employees were engaged in selling, general and administrative activities. In connection with the FYARRO Divestiture, 16 employees remained with Aadi Subsidiary, Inc., and 6 employees departed the company. As a result, following the FYARRO Divestiture, we have 18 full-time or part-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.
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
Our Corporate Information
We were originally incorporated in the State of Delaware in November 2007 under the name “Zeta Acquisition Corp. II.” Zeta Acquisition Corp. II was a “shell” company registered under the Exchange Act with no specific business plan or purpose until it began operating the business of Aerpio Pharmaceuticals, Inc. through a merger in March 2017. In August 2021, we effected a reverse merger pursuant to which a wholly owned subsidiary of ours, merged with and into Aadi Subsidiary, Inc. (formerly known as Aadi Bioscience, Inc. or "Private Aadi") (“Aadi Subsidiary”), with Aadi Subsidiary surviving as a wholly owned subsidiary of ours (the "Merger"). Upon the closing of the Merger, we changed our name from “Aerpio Pharmaceuticals, Inc.” to “Aadi Bioscience, Inc.” and the name of Private Aadi was changed from “Aadi Bioscience, Inc.” to “Aadi Subsidiary, Inc.”
In connection with the FYARRO Divestiture, KAKEN acquired 100% of the outstanding shares of capital stock of Aadi Subsidiary. On March 18, 2025, in connection with such transaction, we changed our name from "Aadi Bioscience, Inc." to "Whitehawk Therapeutics, Inc."
Since March 2025, our principal executive offices have been located at 2 Headquarters Plaza, East Building, 11th Floor, Morristown, NJ 07960. Prior to March 2025, our principal executive offices were located at 17383 Sunset Boulevard, Suite A250, Pacific Palisades, California 90272. We maintain a website at www.whitehawktx.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission (the “SEC”) will be available free of charge through the website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website does not constitute a part of this Annual Report on Form 10-K or any of our other filings with the SEC unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Electronic Data Gathering, Analysis, and Retrieval system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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
Risk Factors Summary
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:
•We are a preclinical-stage biopharmaceutical company, have a limited operating history and have three preclinical products in development, which may make it difficult for you to evaluate our current business and likelihood of success and viability.
•We have incurred significant net losses since our inception, and we expect to continue to incur significant net losses for the foreseeable future.
•Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of the ADC Therapies and any other product candidates that we may develop in the future.
•We will require additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
•We may be unable to obtain United States or foreign regulatory approval for the ADC Therapies or any other product candidates that we may develop in the future and, as a result, may be unable to commercialize any such product candidates and in such event our business will be substantially harmed.
•We may not be successful in growing our product pipeline through acquisitions and in-licenses.
•We contract with qualified third parties for the production of pre-clinical product supplies, and expect to continue to do so for supplies needed for clinical trials. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of product supplies to meet demand or otherwise or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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
•We have limited resources and are currently focusing our efforts on developing the ADC Therapies for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately prove to be more profitable or to have a greater likelihood of success.
•We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or achieve regulatory approval before we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted.
•The market opportunities for the ADC Therapies and other product candidates we may develop in the future, if approved, may be limited to certain smaller patient subsets.
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
•Our business is subject to the risks associated with doing business in China.
•U.S.-China trade relations may adversely impact our supply chain operations and business.
•Litigation and legal proceedings may substantially increase our costs and harm our business, irrespective of outcome, including any securities class action litigation that might occur in connection with potential strategic transactions.
•Our stock price is volatile.
Risks Related to Our Business, Financial Condition and Capital Requirements
We are a preclinical-stage biopharmaceutical company, have a limited operating history and had a single product approved for commercial sale that we have divested, which may make it difficult for you to evaluate our current business and likelihood of success and viability.
We are a preclinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We had a single product, FYARRO, approved for commercial sale by the FDA in November 2021 and launched commercially in the United States for treatment of advanced malignant PEComa in February 2022. We generated net product sales for FYARRO of $26.0 million and $24.4 million for the years ended December 31, 2024 and 2023, respectively. In March 2025, we divested FYARRO pursuant to a Stock Purchase Agreement (the “Divestiture Agreement”), dated December 19, 2024, with KAKEN INVESTMENTS INC., a Delaware corporation (“KAKEN”), KAKEN PHARMACEUTICAL CO., LTD, and Aadi Subsidiary, Inc., a Delaware corporation and our former wholly owned subsidiary and the operating company for the FYARRO Business (“Aadi Subsidiary”). We recently entered into an intellectual property license agreement (the “License Agreement”) with WuXi Biologics (Shanghai FX) Co., Ltd. (“WuXi Biologics”) for the development and global commercialization of a portfolio of three next generation antibody drug conjugates (“ADC Therapies”) targeting clinically validated, broadly overexpressed tumor antigens in high potential cancer indications with significant unmet need. Accordingly, we continue to incur significant research and development and other expenses related to such ongoing operations. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.
To date, we have devoted substantially all of our resources to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, the commercialization of FYARRO, hiring personnel, raising capital and providing general and administrative support for these operations.
We just recently acquired the ADC Therapies and have not commenced clinical trials with the product candidates. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by preclinical-stage biopharmaceutical companies in rapidly evolving fields.
We have incurred significant net losses since our inception, and we expect to continue to incur significant net losses for the foreseeable future.
We have incurred significant net losses since our inception, have only generated revenue from product sales for a portion of our operating history (February 2022 through March 2025), and have financed our operations principally through private placements and public offerings of our securities, federal grants and proceeds from licenses. Our net losses were $63.7 million and $65.8 million for the years ended December 31, 2024 and 2023, respectively. We had an accumulated deficit of $332.7 million and $269.0 million as of December 31, 2024 and 2023, respectively. These losses have resulted primarily from costs incurred in connection with research and development activities, costs incurred in connection with developing and commercializing FYARRO and general and administrative costs associated with our operations. As a result of our acquisition of the ADC Therapies, we expect to continue to incur significant selling, general and administrative expenses as well as research and development expenses related to our ongoing operations, including, identifying and designing additional product candidates, conducting preclinical studies and clinical trials for our product candidates, and navigating the regulatory approval process for the ADC Therapies and any future product candidates. Although we expect our expenses to decrease overall given the recent divestiture of FYARRO, including related commercial and clinical expenses, and headcount reductions, the amount of our future expenses and potential losses is uncertain.
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
Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of the ADC Therapies and other product candidates that we may develop in the future.
Our ability to generate product sales depends on our ability, alone or with strategic collaboration partners, to obtain the regulatory and marketing approvals necessary to successfully complete discovery, development and eventual commercialization of one or more of the ADC Therapies or any future product candidates, and commercialize any such product candidates, if approved, in foreign jurisdictions. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue and achieve profitability depends significantly on our ability, or any current or future collaborator’s ability, to achieve several objectives, including, but not limited to:
•demonstrating the safety and efficacy of the ADC Therapies to the satisfaction of the FDA and obtaining regulatory approval for ADC Therapies and for any other product candidates that we may develop in the future, if any, for which there is a commercial market;
•launching and successfully commercializing the ADC Therapies or any other product candidates that we may develop in the future following any regulatory approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
•maintaining a commercially viable supply of, and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for the ADC Therapies or any other product candidates that we may develop in the future, if approved;
•completing development activities successfully and on a timely basis;
•our ability to complete investigational new drug (“IND”) application enabling studies and successfully submit INDs or IND supplements or comparable applications, which become effective without any objections by the FDA or comparable regulatory authorities before commencing a clinical trial for the ADC Therapies and any future product candidates;
•establishing and maintaining relationships with contract research organizations (“CROs”) and clinical sites for the future clinical development of the ADC Therapies and any other future product candidates that we may develop;
•timely receipt of regulatory approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
•developing or contracting for an efficient and scalable manufacturing process for the ADC Therapies and any future product candidates, including obtaining finished products that are appropriately packaged for sale;
•following regulatory approval, negotiating and maintaining an adequate price for the ADC Therapies or any future product candidates, both in the United States and in foreign countries where our products are commercialized;
•a continued acceptable safety profile following any regulatory approval of product candidates;
•commercial acceptance of product candidates by patients, the medical community and third-party payors;
•obtaining coverage and adequate reimbursement by third-party payors for any product candidates;
•satisfying any required post-regulatory approval commitments to applicable regulatory authorities; identifying, assessing and developing new product candidates;
•obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•protecting our rights in our intellectual property portfolio;
•defending against third-party interference or infringement claims, if any;
•entering into and maintaining, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize the ADC Therapies and any future product candidates; and
•addressing any competing therapies and technological and market developments and attracting, hiring and retaining qualified personnel.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect this will continue as a result of our ongoing and planned activities, particularly the clinical development of the ADC Therapies. Our expenses could increase beyond our current expectations if we are required by the FDA, the European Medicines Agency (the “EMA”) or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate, or if there are any delays in any of our clinical trials or the development of any future product candidates. Other unanticipated costs may also arise. In addition, even if we obtain regulatory approval for the ADC Therapies or any other product candidates that we may develop in the future, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution activities and ongoing compliance activities. We cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and, if approved, commercialize the ADC Therapies or any other product candidates we may develop. In addition, we have incurred, and will continue to incur, additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.
Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
We plan to use our cash, cash equivalents and short-term investments to fund the clinical development of the ADC Therapies, for manufacturing operations and to fund our other research for other product candidates and development activities, as well as for working capital and other general corporate purposes. Advancing the development of the ADC Therapies and any future product candidate will require a significant amount of capital. Our existing cash, cash equivalents and short-term investments will not be sufficient to fund all of the activities that are necessary to complete the development of the ADC Therapies and any future product candidates.
We will be required to obtain further funding to support our continuing operations through public or private equity offerings, debt financings, third-party funding, marketing and distribution arrangements, collaborations with third parties and licensing arrangements or other sources or a combination of these approaches, which may dilute our stockholders or restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop the ADC Therapies or any other product candidates we may develop in the future, if approved. Adequate additional financing may not be available to us in sufficient amounts or on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect stockholder rights and the possibility of such issuance may cause the market price of our shares to decline. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect the conduct of our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to certain of our technologies or our product candidates, or grant licenses on terms that are not favorable to us, which may have a material adverse effect on our business, operating results and prospects. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from rising inflation and interest rates, monetary policy changes, the implementation of tariffs, the conflicts in Ukraine and the Middle East, and otherwise. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to significantly delay, reduce the scope of, suspend or eliminate one or more of our research or development programs, clinical trials or future commercialization efforts.
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates
Following the FYARRO Divestiture, we do not have any approved products and our pipeline will comprise solely of preclinical assets. The ADC Therapies are early in development. Going forward, our business will depend on our ability to advance our current and future product candidates through preclinical studies and clinical trials and obtain regulatory approval of our product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.
Following the FYARRO Divestiture, we will not have any approved products and our pipeline will comprise solely of preclinical assets. Going forward, our business and future operating results will be dependent on our ability to successfully advance, develop and obtain regulatory approval for and/or commercialize our current and future product candidates and discover or in-license additional preclinical or clinical assets. Our ability to generate product or other revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur.
Prior to initiating clinical trials of our product candidates, we will need to initiate or complete IND-enabling studies for each of our ADC Therapies and we will need to file an IND or similar application to the FDA or regulatory authorities in other jurisdictions. We expect to submit an IND with respect to our lead product candidate HWK-007 in the second half of 2025 but we may not be able to file the INDs for our product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that result in the suspension or termination of clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory clearance for our trials may prevent us from developing product candidates on a timely basis, if at all. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical studies or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate. If we experience failures, setbacks or delays in our preclinical studies, clinical trials, manufacturing or regulatory efforts, our business may be materially harmed.
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
Even if we successfully advance any of the ADC Therapies or other product candidates into clinical development, their success will be subject to all of the clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will ever be able to discover, develop, obtain regulatory approval of, commercialize or generate significant revenue from any product candidates.
Through the License Agreement, we are transitioning to a new preclinical pipeline and pursuing different targets and indications from those we have historically pursued, which has risks.
We are in-licensing the ADC Therapies, which are focused on new targets and indications that are different from the targets and indications for FYARRO. Transitioning to a new product candidate pipeline has many risks, including the ability to obtain sufficient capital to cover expenses to fund operations. These risks may be further exacerbated by the FYARRO Divestiture, as FYARRO has historically been our only source of revenue. The ADC Therapies represent a new preclinical pipeline with new targets and indications from historical current clinical pipeline and FYARRO. As a result, we have competitors that are better established in the market, have greater experience with such line of business or have greater resources than we do. Furthermore, certain of our current employees may have limited experience with discovery, research and development, preclinical studies and clinical trials relating to ADC Therapies and may have limited experience with respect to other programs we may explore as we seek to expand our pipeline. We may also be required to incur additional costs, including hiring additional personnel or equipment or engaging with new service providers. We may also have issues with the transfer of materials or learnings.
The ADC Therapies have never been tested in humans. They are comprised of antibodies that have never been tested in humans and linker-payloads that are currently in clinical trials run by independent third parties for other indications.
Our product candidates are next-generation ADC Therapies using the same linker-payload designed by Hangzhou DAC and new antibodies designed by WuXi Biologics. Though ADC-based product candidates have been or are currently being evaluated by others in clinical trials using similar targets or the same linker-payload architectures, our product candidates and their antibody components have never been evaluated in human clinical trials. If our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are currently use the same linker-payload architecture.
Additionally, if the ADC Therapies being developed by other third parties that use the same linker-payload as our product candidates encounter safety or efficacy problems, our product candidates may face challenges from a development, regulatory or commercialization perspective. Lack of efficacy, adverse events, undesirable side effects or other adverse results may emerge in clinical trials conducted by third parties investigating a similar product candidate or product candidates using the same or similar linkers, payloads or antibodies. Those adverse results can adversely affect the development, approval and commercialization of our product candidates.
Additionally, WuXi Biologics and Hangzhou DAC may enter into other licenses or collaboration partners that allow more third parties to develop and commercialize product candidates with the same or similar components, thereby increasing these risks. Lastly, the linker payloads may use highly potent cytotoxins and payloads that require special manufacturing and handling, which can pose additional risks.
Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success, which would limit the revenue that we generate from our sales.
Even if our product candidates receive regulatory approval, such approved product candidates may not gain adequate market acceptance among physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including, among others:
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
Even if a product candidate is approved, it may never achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, and we may not generate or derive sufficient revenue from that product and our financial results could be negatively impacted. Before granting reimbursement approval, healthcare payors may require us to demonstrate that any product candidates, in addition to treating target indications, also provide incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of any product candidates may require significant resources and may never be successful.
The market opportunities for the ADC Therapies and any other product candidates we may develop in the future, if approved, may be limited to certain smaller patient subsets.
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
The number of patients who have the cancers we are targeting may turn out to be lower than expected. Our projections of addressable patient populations that may benefit from treatment with our product or any future product candidates are based on our estimates, which may prove to be incorrect. Additionally, the potentially addressable patient population for any product candidates may be limited or may not be amenable to treatment with such product. Regulatory approval may limit the market of a product candidate to target patient populations when such biomarker-driven identification and/or highly specific criteria related to the stage of disease progression are utilized. If any of our estimates prove to be inaccurate, the market opportunity for any product candidate that we develop could be significantly diminished and have an adverse material impact on our business.
Even if we obtain significant market share for any future approved product, if the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.
Any product candidates for which we may obtain regulatory approval, may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.
The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any product candidate that receives regulatory approval will depend substantially, both in the United States and internationally, on the extent to which the costs of such product candidate will be covered and reimbursed by third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize any product candidates that we may develop in the future. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain regulatory approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain regulatory approval.
There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products, which would include any product candidate for which we may obtain regulatory approval. Market acceptance and sales of any product candidates for which we obtain regulatory approval will depend on reimbursement policies and may be affected by healthcare reform measures. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the United States, and commercial payors are critical to new product acceptance. Third-party payors decide which drugs they will pay for and establish reimbursement levels. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. Factors that payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under the health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. As a result, any product candidate we may develop may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we may commercialize and, if reimbursement is available, what the level of reimbursement will be.
There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to prescription drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021 (the “American Rescue Plan”), the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the Trump administration on us and the pharmaceutical industry as a whole is unclear. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such laws after obtaining regulatory approval for any of the product candidates that we may develop. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any product candidates that we may develop, if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
Outside the United States, the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe,

Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as any product candidates that we may develop, if approved. In many countries, particularly the countries of the European Union, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives regulatory approval. To obtain favorable reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of any product candidate that we may develop, if approved, to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for any product candidates that we may develop, if approved. Accordingly, in markets outside the United States, the reimbursement for any other products that we may develop and receive regulatory approval for may be unavailable or reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits. If reimbursement is conditioned upon our completion of additional clinical trials, or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.
If we are unable to establish or sustain coverage and adequate reimbursement for any product candidates that we may develop, if approved, from third-party payors, the adoption of those other products if approved, the prices of those other products, if approved, and sales revenue from those products if approved will be adversely affected, which, in turn, could adversely affect the ability to market or sell any product candidates that we may develop, if approved. Moreover, coverage policies and third-party payor reimbursement rates, including those of government payors, may change at any time and it is unclear what effect legislative, executive, and administrative actions and any future healthcare measures and agency rules will have on the number of covered individuals. Even if favorable coverage and reimbursement status is attained for one or more product candidates that we may develop for which we receive regulatory approval, it is possible that less favorable coverage policies and reimbursement rates may be implemented in the future.
We may not be able to obtain FDA approval of any future NDA for any other product candidates we may develop.
The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to any product candidate that we may develop are subject to extensive regulation in the United States. Prior to the approval of our NDA for FYARRO for advanced malignant PEComa, we had not submitted an application for approval or obtained FDA approval for any product.
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
Failure to obtain marketing approval in international jurisdictions would prevent any product candidates that we may develop, if approved, from being marketed abroad.
In order to market and sell our products in the European Union and in any other foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain approval in one jurisdiction may impact our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize any product candidates that we may develop, if approved, in any market.
A variety of risks associated with marketing any product candidates we may develop, if approved, internationally could affect our business.
We may seek regulatory approval for product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:
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
The preclinical studies and clinical trials for the ADC Therapies or any other product candidates that we may develop may not demonstrate safety and efficacy to the satisfaction of the FDA, EMA or other comparable foreign regulatory authorities or otherwise produce positive results, which would prevent, delay, or limit the scope of development, regulatory approval and commercialization.
Before obtaining regulatory approval from the FDA, EMA or other foreign regulatory authorities for the sale of product candidates that we may develop, we, among other requirements, may need to complete preclinical development and extensive clinical trials to demonstrate with substantial evidence the safety and efficacy of such product candidates. Each product candidate must demonstrate an adequate risk versus benefit profile in our intended patient population and for our intended use. Drug product must also be manufactured and tested in accordance with regional regulatory requirements which may differ from region to region. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is inherently uncertain. A failure of one or more preclinical studies or clinical trials can occur at any stage of the process. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies in the biopharmaceutical industry that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their products. Our current or future clinical trials may not ultimately be successful or support further clinical development of the ADC Therapies or any other product candidates we may develop.
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or our ability to commercialize any product candidates we may develop, including:
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
For example, we initiated our PRECISION1 Phase 2 study of FYARRO in malignant solid tumors harboring TSC1 and TSC2 inactivating alterations based on exploratory data from our completed Phase 2 registrational study, Advanced Malignant PEComa Trial (“AMPECT trial”), and data for FYARRO in other solid tumors with TSC1 and TSC2 inactivating alterations. In August 2024, we had to halt, and subsequently wind-down, the PRECISION1 trial based on interim data and the related analysis by the Independent Data Monitoring Committee, which determined that the study was unlikely to exceed an efficacy threshold necessary to support an accelerated approval, the key goal of the study. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA, and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Additionally, we are aware of several other approved and clinical-stage antibody drug conjugates products being developed by multiple other companies, and, as such, the development of the ADC Therapies and our stock price may be impacted by inferences, whether correct or not, that are drawn between the success of our product candidates and those of other companies’ antibody drug conjugates products. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety and efficacy results, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates, or prevent regulatory approval.
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
We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain approval to market any product candidates we may develop. If we are required to conduct additional clinical trials or other testing of any future product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of any product candidates or other testing in a timely manner, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may (i) incur unplanned costs, (ii) be delayed in seeking and obtaining regulatory approval for respective indications, if we receive such approval at all, (iii) receive more limited or restrictive regulatory approval for respective indications, (iv) be subject to additional post-marketing testing requirements or (v) have the drug removed from the market after obtaining regulatory approval. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use any product candidates, which may also limit their commercial potential.
Any product candidates that we may develop may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that could delay or prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.
If any product candidates that we may develop is associated with serious adverse events or other undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to conduct additional studies to further evaluate their safety, interrupt, delay or abandon their development or halt clinical trials or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in a more restrictive label, delay or denial of regulatory approval or potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of any affected product candidate, could substantially increase the costs of commercializing our product(s), and significantly impact our ability to successfully commercialize any product candidates that we may develop, if approved, and generate revenues, and may harm our business, financial condition and prospects significantly.
Any product candidates may be used in populations for which safety concerns may be particularly scrutinized by regulatory agencies. Patients treated with product candidates that we may develop may also be undergoing surgical, radiation and/or chemotherapy treatments, which can cause side effects or adverse events that are unrelated to the product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses.
If further significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable regulatory authorities or an institutional review board may suspend or terminate clinical research at any time for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development.
Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.
Further, if any product candidate that we may develop obtains regulatory approval, toxicities associated with such product candidates and not seen during clinical testing may also develop after such approval and lead to a requirement to (i) conduct additional clinical safety trials, (ii) add additional contraindications, warnings and precautions to the drug label, (iii) significantly restrict the use of the product, (iv) change the way the product is distributed or administered, (v) implement a risk evaluation and mitigation strategy, or create a medication guide outlining the risks of such side effects for distribution to patients, or (vi) suspend or withdraw the product from the market. We cannot predict whether any product candidates that we may develop will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.
Results from early preclinical studies and clinical trials of the ADC Therapies or any other product candidates that we may develop are not necessarily predictive of the results of later preclinical studies and clinical trials of such product candidates. If we cannot replicate the results from our earlier preclinical studies and clinical trials in our later preclinical studies and clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize any product candidates.
Any results from early preclinical studies and clinical trials of product candidates that we may develop may not necessarily be predictive of the results from later preclinical studies and clinical trials. Similarly, even if we are able to complete preclinical studies and clinical trials according to our current development timeline, the results from such preclinical studies and clinical trials may not be replicated in subsequent preclinical studies or clinical trial results.

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
Some of our future clinical trials may utilize an open-label study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to biases, including a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open- label trial may not be predictive of future clinical trial results with any product candidates when studied in a controlled environment with a placebo or active control.
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
In addition, the information we choose to publicly disclose regarding a particular clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any product candidates that we may develop may be harmed, which could harm our business, financial condition, results of operations and prospects.
Adverse results of clinical trials conducted by third parties investigating the same product candidates as us in different territories could adversely affect our development of such product candidate.
Lack of efficacy, adverse events, undesirable side effects or other adverse results may emerge in clinical trials conducted by third parties investigating our approved product or the same product candidates as us in different territories for the same or different indications. For example, we may in the future enter into collaborations for the development and commercialization of the ADC Therapies or other product candidates that we may develop in certain foreign jurisdictions. As part of these collaborations, we may grant such collaboration partners with the right to develop and commercialize the same compounds licensed to us, including the ADC Therapies, in such foreign jurisdictions. As a result, we may not have control over clinical trials or development programs of such third parties that we may collaborate with in the future, and any adverse findings or unexpected side effects from such third party’s conduct of clinical trials could adversely affect our development and commercialization of the ADC Therapies, if approved, or the viability of the ADC Therapies as a product candidate. We may be required to report these adverse events or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease further development of the ADC Therapies.
If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary regulatory approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for the ADC Therapies or any future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to identify and enroll eligible patients for clinical trials may be limited or may result in slower enrollment than we anticipate. In particular, because we are focused on patients with specific genetic alterations for certain of our development programs, our ability to enroll eligible patients may be limited or may result in slower enrollment than anticipated. We may also engage third parties to develop companion diagnostics for use in our clinical trials, but such third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying patients with the targeted genetic alterations for our clinical trials. If our strategies for patient identification prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for the ADC Therapies or other product candidates.
Patient enrollment may be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as the ADC Therapies or any future product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates.
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
Our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. Furthermore, any negative results we may report in clinical trials of the ADC Therapies or any future product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting. Similarly, negative results reported by our competitors about their ADC drug candidates may negatively affect patient recruitment in our clinical trials. Enrollment delays in our clinical trials may result in increased development costs for the ADC Therapies and any other product candidates that we may develop and jeopardize our ability to obtain regulatory approval for such product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, there is a risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, may not survive the full terms of the clinical trials. As a result, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods. In addition, we rely on clinical trial sites to ensure timely conduct of our clinical trials and, while we have entered into agreements governing their services, we are limited in our ability to compel their actual performance.
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
We face substantial competition in oncology and in the ADC field, and if our competitors develop and market technologies or products more rapidly than we do or achieve regulatory approval before we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted.
Many companies are active in the oncology market and are developing or marketing products for the specific therapeutic markets that we target, including both antibody- and non-antibody-based therapies. Similarly, we also face competition from other companies and institutions that continue to invest in innovation in the ADC field, including new payload classes, new conjugation approaches and new targeting moieties. Specifically, we are aware of multiple companies with ADC technologies that may be competitive with our products and product candidates, including, but not limited to, AbbVie, Daiichi Sankyo, Day One Biopharmaceuticals, Eli Lilly, Genmab, GlaxoSmithKline, Gilead, Kelun, Mersana, Sanofi, Roche, Pfizer and Zymeworks. There are hundreds of ADCs in development, the vast majority of which were being developed for the treatment of cancer.
Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition with respect to our current products and product candidates and will face competition with respect to any products and product candidates that we may seek to develop or commercialize in the future. We expect changes to the treatment paradigm, including potential new entrants and new approvals across the lines of therapies. New technologies, procedures or treatments could change the patient population and their eligibility to use our product candidates, raise expectations regarding safety and efficacy results that are necessary for regulatory approval and, if approved, adoption by the medical community, or otherwise render our products and product candidates obsolete and there can be no assurance that our products and product candidates would be able to compete effectively. If we are unable to compete with these new treatment options, physicians may not utilize our products and our future revenues and estimates may be negatively impacted.
Our competitors include large pharmaceutical and biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Any potential competitors may have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than us. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in the field before us.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have a broader label, are marketed more effectively, are more widely reimbursed or are less expensive than any products that we may develop and commercialize. Our competitors also may obtain regulatory approval from the FDA, EMA or other comparable foreign regulatory authorities for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market. The product candidates we may develop which achieve regulatory approval, may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of any product candidates we may develop, if approved, could be adversely affected.
Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.
As product candidates progress through preclinical studies and clinical trials to regulatory approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such material changes will require regulatory approval before implementation and carry the risk that they will not achieve these intended objectives. Any of these changes could cause any product candidate that we may develop to perform differently and affect the results of clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize any product candidates that we may develop, if approved, and generate revenue.
We may not be successful in growing our product pipeline through acquisitions and in-licenses.
We believe that accessing external innovation and expertise is important to our success; and while we plan to leverage our leadership team’s prior business development experience as we evaluate potential in-licensing and acquisition opportunities to further expand our portfolio, such as with the in-license of the ADC Therapies, we may not be able to identify suitable licensing or acquisition opportunities, and even if we do, we may not be able to successfully secure such licensing and acquisition opportunities. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We may also be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment, or at all. If we are unable to successfully license or acquire additional product candidates to expand our portfolio, our pipeline, competitive position, business, financial condition, results of operations, and prospects may be materially harmed.
Our business entails a significant risk of product liability and if we are unable to obtain sufficient insurance coverage such inability could have a material adverse effect on our business and financial condition.

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims might be brought against us by patients, healthcare providers, or others selling or otherwise coming into contact with any product candidates that we may develop. For example, we may be sued if the ADC Therapies or any other product candidates that we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend against them, we could incur substantial liabilities. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA, EMA or other regulatory authority investigation of the safety and effectiveness of our products, our (or third-party) manufacturing processes and facilities or our marketing programs. FDA, EMA or other regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. Although we have obtained product liability insurance coverage, our insurance coverage may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain or maintain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have an adverse effect on our business and financial condition. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could also cause our stock price to decline.
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
We submitted a Section 505(b)(2) NDA to the FDA in May 2021 for FYARRO for the treatment of advanced malignant PEComa, and the FDA approved the NDA on November 22, 2021. However, we may not be successful in obtaining FDA approval under 505(b)(2) regulatory pathway for the ADC Therapies or any other product candidates that we may develop.
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
We may be unable to obtain United States approval for product candidates that we may develop or foreign regulatory approval for product candidates that we may develop and, as a result, may be unable to commercialize any product candidates and in such event our business will be substantially harmed.
The ADC Therapies and other product candidates that we may develop are and will continue to be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug can be approved for marketing. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. we cannot provide any assurance that any product candidate we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.

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
The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for product candidates that we may develop, we will be unable to generate product revenue, and our business will be substantially harmed.
Obtaining approval by the FDA, EMA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Even if we eventually complete clinical testing and receive approval for any product candidates that we may develop, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product’s commercial potential. Other than FYARRO, we have not obtained regulatory approval for any product candidate, and it is possible that none of our current or future product candidates will ever obtain regulatory approval.
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
Following Brexit, to the extent we conduct any operations in the United Kingdom, we will be subject to applicable regulatory requirements in the United Kingdom. Although the United Kingdom is no longer a member of the European Union, European Union law remains applicable in Northern Ireland, as set forth in the Protocol on Ireland and Northern Ireland and as amended by the Windsor Framework, which was implemented in Northern Ireland on January 1, 2025. There are a number of new marketing authorization routes available in the United Kingdom, Great Britain (England, Scotland and Wales) or Northern Ireland, in addition to the national procedure. As with the European Union position, a company can only start to market a medicine in the United Kingdom once it has received a marketing authorization. The main legislation that applies to clinical trials in the United Kingdom is the UK Medicines for Human Use (Clinical Trials) Regulations 2004, which transposes the Clinical Trials Directive into domestic law. Consequently, the requirements and obligations that relate to the conduct of clinical trials in the United Kingdom currently remain largely aligned with the European Union position. It is unclear how future regulatory regime in the United Kingdom will impact regulations of products, manufacturers, and approval of product candidates in the United Kingdom. In the immediately foreseeable future, the United Kingdom regulatory approval process is likely to remain similar to that applicable in the European Union, albeit that the processes for applications will be separate. Longer term, the United Kingdom is likely to develop its own legislation that diverges from that in the European Union.
The ADC Therapies and any other product candidate we may develop for which we obtain marketing approval for could be, subject to post-marketing restrictions or recall or withdrawal from the market, and we may be subject to penalties if we or our collaborators fail to comply with regulatory requirements or if we or our collaborators experience unanticipated problems with any product candidate we may develop when and if any of them are approved.
The ADC Therapies and any other product candidate we may develop in the future for which we obtain marketing approval could be, subject to a comprehensive regulatory scheme, which includes the regulation of manufacturing processes, post-approval clinical data, labeling, advertising, marketing, distribution and promotional activities for such product, by the FDA and other regulatory authorities. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. For example, the FDA may require the submission of a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any REMS required by the FDA may lead to increased costs to assure compliance with new post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current good manufacturing practices (“cGMPs”), good laboratory practices (“GLPs”) and good clinical practices (“GCPs”) for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.
If marketing approval of the ADC Therapies and any other product candidate we may develop is granted, such product candidates may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS, which could involve requirements for, among other things, a medication guide, special training for prescribers and dispensers, and patient registries. We may be required, as a condition of approval of an NDA for a product candidate, to conduct certain post-marketing requirements (“PMR”) and/or post-marketing commitments (“PMC”). If we fail to comply with the PMR and/or PMC, the FDA may take enforcement actions, which may include, among other things, the issuance of a Warning Letter and assessing civil monetary penalties. The product may also be deemed misbranded.
If any product candidate that we may develop in the future receives marketing approval they may, have a label that limits their approved uses, including more limited subject populations, than we request, and regulatory authorities may require that contraindications, warnings or precautions be included in the product labeling, including a boxed warning, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, which could limit sales of the product.
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
•restrictions on a product, distribution, manufacturers or manufacturing processes;
•issuance of warning letters, safety alerts, dear-healthcare-provider letters, press releases or other communications containing warnings regarding the product that would result in adverse publicity;
•voluntary or mandatory product recalls and publicity requirements or withdrawal of a product from the market;
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
•delays in or the rejection of approvals of additional indications for a product;
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
The occurrence of any event or penalty described above may inhibit our ability to commercialize any product candidates that we may develop, if approved, and generate revenue. If regulatory sanctions are applied or if regulatory approval is withdrawn, our value and operating results will be adversely affected.
The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
If we are found to have improperly promoted off-label uses of FYARRO prior to its divestiture or any product candidate that we may develop in the future including the ADC Therapies, if approved, we may become subject to significant liability. The FDA and other regulatory agencies, including the U.S. Department of Justice, strictly regulate the post-approval marketing and promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. As such, we may not promote our products for indications or uses for which they do not have approval. For example, physicians may, in their practice of medicine, use drug products for their patients in a manner that is inconsistent with the approved label. If we, or any of our contractors or agents acting on behalf of us, are found to have promoted such off-label uses, we may become subject to significant liability. The United States federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of any product candidate that we may develop, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
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
We may seek Fast Track designations from the FDA for our product candidates. Even if one or more of our product candidates receive Fast Track designation, we may not lead to a faster development or review process, or we may be unable to maintain or effectively utilize such a designation.

We may seek Fast Track designation for our product candidates, and we may not be successful in securing such additional designation or in expediting development if such designations were received. Even if we receive Fast Track designation for product candidates, the FDA may withdraw such Fast Track designation if it believes that the Fast Track designation is no longer supported by data from our clinical development program.
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
The FDA has broad discretion in determining whether to grant a Fast Track or Breakthrough Therapy designation for a drug. Obtaining a Fast Track or Breakthrough Therapy designation does not change the standards for product approval but may expedite the development or approval process. There is no assurance that the FDA will grant either such designation for any other indication or product candidate that we may pursue. Even if the FDA does grant either such designation, it may not actually result in faster clinical development or regulatory review or approval. Furthermore, such a designation does not increase the likelihood that a product candidate will receive regulatory approval in the United States in other indications.
We may not be able to obtain or maintain orphan drug designation or obtain or maintain orphan drug exclusivity for any product candidates and, even if we do, such exclusivity may not prevent the FDA, EMA or other comparable foreign regulatory authorities, from approving competing products.
Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Our target indications may include diseases with large patient populations or may include orphan indications. However, there can be no assurances that we will be able to obtain orphan designations for any product candidates.
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
In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order - that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
Even if orphan drug designation is granted, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain regulatory approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, that the orphan drug exclusivity may not effectively protect an approved product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review. In view of the overturn of the Chevron doctrine in Loper Bright Enterprises v. Raimondo, this landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, including market exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the Trump administration may also lead to new policies and changes in the regulations and operations of the FDA, which may impact our clinical development plans.
We may be unable to obtain orphan drug designation or orphan drug exclusivity for any other product candidate, or we may be unable to successfully commercialize a product candidate for such orphan population due to risks that include:
•the orphan patient populations may change in size;
•there may be changes in the treatment options for patients that may provide alternative treatments;
•the development costs may be greater than projected revenue of drug sales for the orphan indications;
•the regulatory agencies may disagree with the design or implementation of our clinical trials;
•there may be difficulties in enrolling patients for clinical trials;
•the product candidate may not prove to be efficacious in the respective orphan patient populations;
•clinical trial results may not meet the level of statistical significance required by the regulatory agencies; and
•the product candidate may not have a favorable risk/benefit assessment in the respective orphan indication.
If we are unable to obtain regulatory approval for a product candidate in any other orphan population for which we obtain orphan drug designation or we are unable to successfully commercialize a product candidate, if approved, for such orphan population, it could harm our business prospects, financial condition and results of operations.
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
Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any product candidates that we may develop. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained, and we may not achieve or sustain profitability.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2032, unless additional congressional action is taken. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for any product candidates that we may develop, if approved, and accordingly, our financial operations.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Additionally, FDA has authorized the state of Florida to develop a program to import certain prescription drugs from Canada for a limited period to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. Implementation of cost containment measures or other healthcare reforms that affect the pricing and/or availability of drug products may impact our ability to generate revenue, attain or maintain profitability, or commercialize products for which we may receive regulatory approval in the future.
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
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent regulatory approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Further, in view of the Supreme Court decision in

Loper Bright Enterprises v. Raimondo, this landmark decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, including market exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the Trump administration may also lead to new policies and changes in the regulations and operations of the FDA, which may impact our clinical development plans.
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
Additionally, the collection and use of health data in the European Union is governed by the General Data Protection Regulation (the “GDPR”), which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals. Failure to comply with the GDPR and the applicable national data protection laws of European Union member states may result in fines up to €20.0 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Additionally, the UK has implemented legislation that substantially implements the GDPR, the UK GDPR, which provides for similar obligations and provides for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. The European Union also has enacted numerous laws and regulations addressing cybersecurity. Similar laws have been proposed, and in certain cases enacted, in other foreign jurisdictions. For example, on August 20, 2021, the Personal Information Protection Law (“PIPL”) of the People’s Republic of China was adopted and went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and limitations on cross-border data transfers. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year.
More generally, state and foreign laws addressing privacy, data protection and cybersecurity may apply to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020, and subsequently was amended and supplemented by the CPRA, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. Numerous other states in the U.S. have proposed or enacted similar legislation. While the CCPA and many other similar state laws exempt some data regulated by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and certain clinical trials data, the CCPA and such other laws, to the extent applicable to our business and operations, may increase our compliance costs and potential liability. Further, some states have enacted more specific legislation, such as Washington’s enactment of the My Health, My Data Act, which includes a private right of action. The U.S. federal government is also contemplating federal privacy legislation, and the U.S. Department of Justice has issued rules regarding certain bulk sensitive personal data transfers. The evolving trend toward more stringent laws and regulations in the United States relating to privacy, data protection and cybersecurity, including the foregoing laws and regulations and the potential for future laws and regulations, could increase our compliance costs and potential liability and adversely affect our business.
It is possible that the GDPR, UK GDPR, CCPA, CPRA, or other laws and regulations relating to privacy, data protection and cybersecurity may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our policies and practices. We cannot guarantee that we are in compliance with all such laws and regulations, and we cannot be sure how these laws and regulations will be interpreted, enforced or applied to our operations. Furthermore, various jurisdictions are introducing or enhancing laws, rules, and regulations relating to privacy, data protection and cybersecurity, which could increase our compliance costs and the risks associated with noncompliance. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices, and our efforts to comply with the evolving data protection rules may be unsuccessful. Our actual or alleged non-compliance could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures, and systems. The GDPR, UK GDPR, and other laws and regulations addressing privacy, data protection and cybersecurity may increase our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional mechanisms in an effort to comply with them.

Our actual or perceived failure to adequately comply with applicable laws and regulations or other actual or asserted obligations relating to privacy, data protection and cybersecurity, or to protect personal data and other data we process or maintain, could result in regulatory enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, other lawsuits or reputational and damage, all of which could materially affect our business, financial condition, results of operations, and growth prospects.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Changes in the leadership of the FDA and other federal agencies under the Trump administration, including return-to-office policy, hiring freeze, layoffs, and other policies implemented by the Department of Government Efficiency, may lead to changes in the operations of the FDA and other agencies, which may have a material impact on the industry and our clinical development plans. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
If a prolonged government shutdown occurs or if the FDA’s normal operations are disrupted, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Risks Related to Our Reliance on Third Parties
Our product candidates are complex and can be difficult to manufacture.
Our product candidates are complex and can be difficult to manufacture due to the advanced linker-payload architecture. Problems with the manufacturing process, including even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, and insufficient inventory, negative impact on our sales and results of operations and make us a less attractive collaborator for potential partners or subject us to liability for any contamination or injury or failure to comply with applicable laws. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs. There can be no assurance that manufacturing issues will not occur in the future.
We are currently dependent on single-source suppliers for our product candidates and their components, any issues with any such suppliers, including increases in costs or expenses or delays in supply, could harm our business.
We currently rely on third parties to manufacture or supply our product candidates and their components and raw materials, many of which are sole source manufacturers and suppliers. For the near term, Hangzhou DAC will continue to manufacture the CPT113 linker-payload and WuXi Biologics will continue to manufacture the antibodies underlying our ADC product candidates. A subsidiary of WuXi Biologics will carry forward majority of the IND-enabling CMC, including antibody development, bioconjugation and fill and finish.
Although we have arrangements in place for the manufacture and supply of our product candidates and its key components, our manufacturers or suppliers could discontinue the manufacturing or supply at any time. Our manufacturers or suppliers may not be able to meet our demand whether because of acts of nature, the nature of our agreements with those manufacturers or suppliers or our relative importance to them as a customer, and our manufacturers and suppliers may decide in the future to discontinue or reduce the level of business they conduct with us either entirely or for a particular territory. The loss of any of the foregoing would require significant time and effort to locate and qualify an alternative source of supply, including efforts involved in the technology transfer. These third parties could also seek to renegotiate our arrangements and require that we pay more for the manufacture or supply. Any contractual disputes between us and our manufacturers or suppliers, or the loss of manufacturing ability by such parties could similarly require significant time, effort and expense and materially harm our business.
In addition, we might not be able to identify and qualify additional or replacement suppliers for our product candidates, its key components or the key raw materials used in the manufacture of our product candidates on a timely basis or at all or without incurring significant additional costs. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all. We may also face delays in our clinical trials or regulatory delays or be required to seek additional regulatory clearances or approvals if we experience any delay or deficiency in the quality of products obtained from suppliers or if we have to replace our suppliers.
Furthermore, there is a risk of contamination during manufacturing. Any contamination could materially harm our ability to produce products and product candidates on schedule and could cause reputational damage. Some of the raw materials could be difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction in the manufacture of any product candidates could adversely impact or disrupt the production of clinical material, which could materially harm our development timelines and our business, financial condition, results of operations and prospects.
We are dependent on third parties having accurately generated, collected, interpreted and reported data from certain preclinical studies that were previously conducted for our product candidates.
We have relied on third parties, including WuXi Biologics and its affiliates, to conduct certain preclinical studies and clinical trials. We are dependent on these third parties having conducted their research and development in accordance with the applicable protocols, legal and regulatory requirements, and scientific standards; having accurately reported the results of all preclinical studies and clinical trials conducted with respect to such product candidates and having correctly collected and interpreted the data from these studies and trials. These risks also apply to any additional product candidates that we may acquire or in-license in the future. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval or commercialization of our product candidates will be adversely affected.
We rely on third parties to conduct preclinical studies and clinical trials and for the manufacture, production, storage and distribution of our products and product candidates and certain commercialization activities for our products.
We rely on, and expect that we will continue to rely on, WuXi Biologics or its affiliates and other third parties to assist in managing, monitoring and otherwise carrying out preclinical studies and clinical trials of our products and product candidates and other third parties for the manufacture, production, storage and distribution of our products and product candidates and certain commercialization activities for our products, including government pricing, reporting and chargeback and rebate processing, pharmacovigilance and adverse event reporting. We have less control over the activities of third parties than we would otherwise have if we relied entirely upon our own staff and we are exposed to different risks, including all the risks associated with such third parties’ businesses and financial condition, than if we performed such functions ourselves. There can be no assurance that these third parties will perform services for us in accordance with our timelines, standards and expectations. If these third parties do not successfully carry out their duties under their agreements or otherwise fail to comply with regulatory requirements, we may experience delays in our research and development activities, be unable to obtain and maintain regulatory approval, be unable to commercialize our products and be required to issue product recalls. In addition, if any of our relationships with these third parties terminate, we may not be able to enter into alternative arrangements on a timely basis or on commercially reasonable terms, and even if successful in entering into alternative arrangements, we may experience significant delays during the transition. This risk may be heightened by our use of single-source supplier arrangements. Furthermore, if a third-party manufacturer cannot maintain a compliance status acceptable to the FDA, or if the EMA or a comparable regulatory authority in another jurisdiction does not approve these facilities for the manufacture of our products and product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would be time-consuming, costly and uncertain and significantly impact our ability to develop, obtain regulatory approval for, source adequate supply of or market our products and product candidates.
We rely on in-license agreements for patent rights with respect to our product candidates and may in the future acquire additional third-party intellectual property rights on which we may similarly rely. We face risks with respect to such reliance, including the risk that we could lose these rights that are important to our business if we fail to comply with our obligations under these licenses.
We rely on third-party license agreements pursuant to which we have non-exclusive and exclusive rights to technology that is incorporated into our development programs and product candidates. For example, under our License Agreement with WuXi Biologics, we have been granted worldwide development and commercialization rights to the ADC Therapies, which includes rights to use the linker-payloads that WuXi Biologics has licensed from Hangzhou DAC. These license agreements impose diligence, milestone payment, royalty payment and other obligations on us.

Termination of the License Agreement or reduction or elimination of our licensed rights may require us to negotiate new or reinstated licenses with less favorable terms or to cease all development and commercialization of our current product candidates. In addition, delay in appointing or finding a suitable replacement provider, if one exists, could make it difficult for us to operate our business for that period. If any such events were to occur, they could have a material adverse effect on our business prospects, financial condition and results of operations.
Moreover, the growth of our business may depend in part on our ability to acquire, in-license or use additional third-party intellectual property rights. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Licenses to additional third-party intellectual property, technology and materials that may be required for the development and commercialization of our product candidates or technology may not be available at all or on commercially reasonable terms. In that event, we may be required to expend significant time and resources to redesign our product candidates or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize our future product candidates or technologies, which could materially harm our business, financial condition, results of operations and growth prospects.
Our current and any potential future licensors might conclude that we have materially breached our license agreements and might therefore terminate the relevant license agreements, thereby removing our ability to develop and commercialize products and technology covered by such license agreements. If any of our current or future in-bound license agreements are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products that are covered by such license agreements and underlying patents, which might be identical to our products or product candidates. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations and growth prospects. Our business also would suffer if any current or future licensors fail to abide by the terms of the license or fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.
Any licensor of ours may have relied on third-party consultants or collaborators or on funds from third parties, such as the United States government, such that such licensor is not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.
We do not have the ability to independently conduct all of our preclinical studies and clinical trials. We have relied and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct, supervise and monitor our preclinical studies and clinical trials of product candidates we may develop in the future. We enter into agreements with third parties that have a significant role in the conduct of our preclinical studies and clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the conduct of such third party, the amount or timing of resources that any such third party will devote to our preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. The third parties we rely on for these services may also (i) have staffing difficulties, (ii) fail to comply with contractual obligations, (iii) experience regulatory compliance issues, (iv) undergo changes in priorities or become financially distressed, or (v) have relationships with other entities, some of which may be our competitors, which may draw time and resources from our development programs. The third parties with whom we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies and clinical trials being delayed or unsuccessful. Some of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements with a third party, this would delay our drug development activities.
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
We may form or seek strategic alliances, joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to any product candidates that we may develop. We are at risk that any such future collaborations may not be successful. Factors that may affect the success of our collaborations include the following:
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
Our drug development programs and the potential commercialization of any product candidates will require substantial additional cash to fund expenses. We may seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.
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
If and when we seek to enter into collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop the ADC Therapies or any future product candidates or bring them to market, if approved, and generate product revenue.
We may enter into collaborations with third parties for the development and commercialization for any product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
If we enter into any collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving any product candidates would pose numerous risks to us, including the following:
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
•a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of any product candidate that we may develop, if approved, relative to other products;
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
•collaboration agreements may not lead to development or commercialization of any product candidates that we may develop in the most efficient manner or at all;
•collaborators may not provide us with timely and accurate information regarding development progress and activities under the collaboration or may limit our ability to share such information, which could adversely impact our ability to report progress to our investors and otherwise plan our own development of any product candidates that we may develop in the future;
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

Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements. For example, on June 27, 2022, EOC elected to terminate the EOC License Agreement, effective immediately, due to alleged material breaches by us. See Note 7 to our annual Financial Statements for the year ended December 31, 2024 included herein for more information about the EOC License Agreement, its termination, and resulting arbitration (including the arbitration panel’s final award in our favor).
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
If we are unable to successfully establish and maintain sales or marketing capabilities or enter into agreements with third parties to sell or market product candidates that we may develop in the future, when approved, we may not be able to successfully sell or market our product candidates that obtain regulatory approval.
In order to commercialize any product candidate that we may develop, when approved, we must build and maintain marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our product(s). There are risks involved with establishing and maintaining both our own commercial capabilities and entering into arrangements with third parties to perform these services and we may not be successful in accomplishing these required tasks, which may negatively impact the successful commercialization of our product(s).
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
Following the FYARRO Divestiture, we have 18 full-time or part-time employees. In order to successfully implement our plans and strategies, from time to time we may need additional managerial, operational, development, financial and other personnel. In order to successfully implement our plans and strategies, from time to time we may need additional managerial, operational, development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical, FDA, EMA and other comparable foreign regulatory agencies’ review process for any product candidates we may develop, while complying with any contractual obligations to contractors and other third parties that we may have; and
•improving our operational, financial and management controls, reporting systems and procedures.
Our future financial performance and our ability to successfully develop and commercialize any product candidates we may develop, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of our attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of any product candidates that we may develop or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.
If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to develop product candidates that we may develop and, accordingly, may not achieve our research, development and commercialization goals.
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
Some federal, state and foreign governmental requirements include obligations of companies to notify individuals of security breaches involving particular information, which could result from breaches experienced by us or by our vendors, contractors or organizations with which we have relationships. Notifications and follow-up actions related to a security incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. Any disruption or security incident resulting or perceived to result, in any loss, destruction, or unauthorized alteration or other processing of, or damage to, our data (including personal information and other information relating to individuals, and our confidential or proprietary information or that of third parties), we could be exposed to claims, demands, litigation and governmental investigations and other proceedings, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties, and other liabilities.
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
Our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under United States tax law. Our federal NOLs generated in tax years beginning before January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable United States federal tax law, and therefore could expire unused. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs is generally limited to 80% of our current year taxable income.
As of December 31, 2024, after consideration of the NOLs that have been estimated to expire unused under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), we had federal NOL carryforwards of approximately $207.0 million, $44.1 million of which will begin to expire in 2030, and the remaining $162.8 million do not expire. We also have state NOL carryforwards of approximately $118.2 million available as of December 31, 2024, of which $87.3 million will begin to expire in 2037.

We expect that the portion of our consolidated NOLs and other tax attributes that are allocable to Aadi Subsidiary will generally remain with Aadi Subsidiary and will no longer constitute tax attributes of Whitehawk following the FYARRO Divestiture.
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
We cannot be certain that the claims in our licensed United States pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, will be considered patentable by the United States Patent and Trademark Office (the “USPTO”), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patent will not be found invalid or unenforceable if challenged.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents or the patents of our licensors may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review (“PGR”), and inter partes review (“IPR”), or other similar proceedings challenging our owned patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights or put its patent applications at risk of not issuing, allow third parties to commercialize our product or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our patents or the patents of our licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, which challenge our priority of invention or other features of patentability with respect to our patents and patent applications and those of our licensors. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product or product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products or product candidates. If any of our patents, if and when issued, covering our product candidates are invalidated or found unenforceable, our financial position and results of operations would be materially and adversely impacted. We may not prevail in any lawsuits that we or any third-party initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.
Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to develop products that are similar to any product candidates but that are not covered by the claims of the patents that we own or license;
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
Our success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our developmental and commercialization efforts.
Our success depends in part on avoiding infringement or misappropriation of the patents, intellectual property and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our products or products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, oppositions, reexaminations, IPR proceedings, and PGR proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party United States and foreign issued patents and pending patent applications exist in the fields in which we are developing products or product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product or product candidates.
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
Although no third party has asserted a claim of patent infringement against us as of the date of this Proxy Statement, others may hold proprietary rights that could prevent our product candidates that we may develop from being marketed. For example, various patent offices periodically grant mode of action patents and a third party may have or obtain a patent with claims covering modes of action relevant to our product candidates. While these mode of action patents may be difficult to enforce, the third party may assert a claim of patent infringement directed at any product candidates we may develop. Any patent-related legal action or any claim relating to intellectual property infringement that is successfully asserted against us claiming damages and seeking to enjoin commercial activities relating to our products or processes could subject us to significant liability for damages, including treble damages and attorney’s fees if it was determined that we willfully infringed, and require us to obtain a license to manufacture or market our product or product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product or product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent or delay us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of our outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.
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
Patent terms may be inadequate to protect our competitive position on our product or product candidates that we may develop for an adequate amount of time.
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
Depending upon the timing, duration and specifics of FDA regulatory approval of our product candidates that we may develop, one or more of our United States patents or those of our licensors may also be eligible for limited patent term restoration under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request or require. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request or require, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
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
Further, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which significantly impacts European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (the “UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of these changes.
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
Our rights to develop and commercialize our technology and product candidates that we may develop may be subject, in part, to the terms and conditions of licenses granted to us by others.
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
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations; our right to transfer or assign the license;
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
The patent protection and patent prosecution for our product candidates that we may develop in the future may be dependent on third parties.
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
General Risks

Our business is subject to the risks associated with doing business in China.
As a result of our reliance on WuXi Biologics and Hangzhou DAC, both located in China, our results of operations, financial condition, and prospects are subject to a significant degree to economic, political, and legal developments in China including government control over capital investments or changes in tax regulations that are applicable to us. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate and control of foreign exchange, and allocation of resources. Since we rely on an entity located in China, our business is subject to the risks associated with doing business in China, including:
•adverse political and economic conditions, particularly those potentially negatively affecting the trade relationship between the United States and China;
•trade protection measures, such as tariff increases, and import and export licensing and control requirements;
•potentially negative consequences from changes in tax laws;
•difficulties associated with the Chinese legal system, including increased costs and uncertainties associated with enforcing contractual obligations in China;
•historically lower protection of intellectual property rights;
•requirements relating to China’s data security rules and regulations;
•requirements relating to China personal information protection laws;
•changes and volatility in currency exchange rates;
•unexpected or unfavorable changes in regulatory requirements; and
•difficulties in managing foreign relationships and operations generally.
WuXi Biologics is identified in the proposed U.S. legislation known as the BIOSECURE Act as a biotechnology “company of concern.” The current version of the BIOSECURE Act introduced in the House of Representatives would prohibit federal agencies from entering into procurement contracts with, as well as providing grants and loans to, an entity that uses biotechnology equipment or services from a biotechnology company of concern, and includes a grandfathering provision allowing biotechnology equipment and services provided or produced by named “biotechnology companies of concern” under a contract or agreement entered into before the effective date until January 1, 2032. The pathway and timing for the BIOSECURE Act or its provisions to become law are uncertain, although the bill was passed in the House of Representatives on September 9, 2024. Depending on whether the BIOSECURE Act becomes law, what the final language of the BIOSECURE Act includes, and how the law is interpreted by U.S. federal agencies, we could be potentially restricted from pursuing U.S. federal government business or grants in the future if we continue to use WuXi Biologics (Hong Kong) or other parties identified as “biotechnology companies of concern” beyond the grandfathering period. Foreign CMOs may be the target of U.S. legislation, including the proposed BIOSECURE Act, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, restrict or even prohibit our ability to work with such CMOs, or have an adverse effect on our ability to secure significant commitments from governments to purchase potential therapies.
For example, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our partners, licensors, suppliers, manufacturers or collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the UK, could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs. Furthermore, if the BIOSECURE Act is passed and one or more of our manufacturers or suppliers in China, including WuXi Biologics, is deemed to be a biotechnology company of concern, our operations and financial condition may be negatively impacted as a result of any delays or increased costs arising from the trade restrictions and other foreign regulatory requirements affecting such third parties. In addition, while we may work to establish relationships with CROs and CMOs outside of China, moving to those suppliers in the event of a geopolitical instability affecting our collaborators in China could introduce delays into the development program.

U.S.-China trade relations may adversely impact our supply chain operations and business.
The U.S. and Chinese governments have taken certain actions that change trade policies, including tariffs that affect certain products which are manufactured in China and mutual exchange of certain types of data. Due to our reliance on WuXi Biologics and Hangzhou DAC to supply and manufacture our product candidates and their components, we are reliant on collaborating with a company with significant operations in China. It is unknown whether and to what extent new tariffs, laws or regulations will be adopted that increase the cost or feasibility of importing and/or exporting products, components and information from China to the United States and vice versa. Further, the effect of any such new tariffs or actions on our industry and customers is unknown and difficult to predict. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our clinical development plans, business, financial condition, results of operations or cash flows.
Litigation and legal proceedings may substantially increase our costs and harm our business.
As described in Note 13 (Commitments and contingencies) to the consolidated financial statements in Part I, Item 1 of this Annual Report on Form 10-K, we have been, are, and may in the future become, party to lawsuits and legal proceedings including, without limitation, actions and proceedings in the ordinary course of business relating to our collaboration partners, directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. For example, in June 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. In the Request for Arbitration, EOC claimed that we breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing information to EOC. As a result, we became party to a lengthy arbitration process and, although we were found not liable for any damages to EOC in the arbitration panel’s final award in September 2024, we nevertheless experienced management distraction and incurred significant legal fees to defend ourselves.
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
Our stock price is volatile.
The market price of our common stock could be subject to significant fluctuations. From the completion of our reverse merger with Aerpio Pharmaceuticals, Inc. on August 26, 2021 through March 25, 2025, the closing price for our common stock ranged from a low of $1.32 to a high of $33.00 per share. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
•the results of current, and any future, nonclinical or clinical trials of the ADC Therapies or any of our product candidates that we may develop;
•our ability to obtain regulatory approvals for ADC Therapies or for any other product candidates that we may develop, and delays or failures to obtain such approvals;
•the failure of the ADC Products or any product candidates that we may develop, if approved, for marketing and commercialization, to achieve commercial success;
•any inability to obtain adequate supply of the ADC Therapies or any of our product candidates that we may develop or the inability to do so at acceptable prices;
•the entry into, or termination of, key agreements, including key licensing, supply or collaboration agreements;
•adverse regulatory authority decisions;
•the initiation of material developments in, or conclusion of, disputes or litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;

•changes in laws or regulations applicable to the ADC Therapies or any of our product candidates that we may develop;
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

We must maintain effective internal control over financial reporting in order to accurately and timely report our results of operations and financial condition. In addition, as a public company, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our disclosure controls and procedures quarterly and the effectiveness of our internal control over financial reporting at the end of each fiscal year. We rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals. Although we may implement, document, and modify policies and procedures to maintain effective internal controls, we may identify significant deficiencies and material weaknesses or fail to remediate previously identified deficiencies in our internal controls.
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
On February 12, 2024, we filed a universal shelf registration statement on Form S-3 (File No. 333-277018) (the “Shelf Registration Statement”), which became effective on April 30, 2024. No securities have yet been sold under the Shelf Registration Statement. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. Further, pursuant to the Registration Rights Agreement dated March 4, 2025, we have agreed to file a registration statement on Form S-3 to register the shares of common stock (including those subject to Pre-Funded Warrants) issued and sold in the PIPE Financing that closed on March 4, 2025.

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
Unfavorable market and global economic conditions as a result of multiple global events, adverse developments affecting the financial services industry, the conflicts in Ukraine and the Middle East, increasing interest rates, the implementation of tariffs, and general economic downturns, could adversely affect our business, financial condition or results of operations.
While the potential economic impact brought by multiple adverse global circumstances, such as conflicts in Ukraine and the Middle East, potential uncertainty related to Taiwan and its relationship with China, increasing interest rates, the implementation of tariffs, adverse developments affecting the financial services industry and general economic downturns are difficult to assess or predict, both as to magnitude and duration, these events have resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for any of our future product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. In the event of prolonged business interruptions due to geopolitical events, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume our business or clinical operations. We have no operations in the Middle East, Russia, Belarus or Ukraine, but we do not and cannot know if the current uncertainties in these geopolitical areas, which are unfolding in real-time, may escalate and result in broad economic and security conditions or rationing of medical supplies, which could limit our ability to conduct clinical trials outside the United States or result in material implications for our business. In addition, our insurance policies typically contain a war exclusion of some description and we do not know how our insurers are likely to respond in the event of a loss alleged to have been caused by geopolitical uncertainties. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”), as receiver, and on March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB would be made whole, and First-Citizens Bank & Trust Company has assumed our deposits from SVB, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures and continued instability in the global banking system may adversely impact our business and financial condition.

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
Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of December 31, 2024, we had cash, cash equivalents and short-term investments of $47.2 million, consisting of U.S. government treasury bills, commercial paper, and corporate debt securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
We, or the third parties upon whom we depend, may be adversely affected by earthquakes, wildfires (such as the Pacific Palisades fire, which burned near but did not reach our former headquarters) and other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
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
Provisions in our amended and restated certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, and the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us in certain circumstances. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.
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
We adhere to industry-leading frameworks to safeguard our systems and data. The primary framework we follow is the HITRUST Common Security Framework (CSF). The HITRUST CSF provides a comprehensive, scalable, and technology-neutral approach to regulatory compliance and risk management. It encompasses information security risk management controls, including risk assessment, mitigation, and evaluation. Our processes for assessing, identifying, and managing material cybersecurity risks align with HITRUST CSF guidelines.
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
Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Financial Officer, who reports to our Chief Executive Officer, to manage the risk assessment and mitigation processes.
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
Although we have designed our cybersecurity program and governance procedures above to mitigate cybersecurity risks, we face unknown cybersecurity risks, threats and attacks. To date, these risks, threats or attacks have not had a material impact on our operations, business strategy or financial results, but we cannot provide assurance that they will not have a material impact in the future. See the section entitled "Risk Factors" included elsewhere in this Annual Report for further information. For further information, please refer to Item 1A, “Risk Factors”, in this Annual Report on Form 10-K, including the risk factors entitled “Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to our Business: Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, or use or other processing of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.”
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
Our Chief Financial Officer and Senior Director of Information Technology are primarily responsible for assessing and managing our material risks from cybersecurity threats with assistance from third-party service providers. Our Senior Director of Information Technology leads our internal team and has over 20 years of cybersecurity experience, including the last 10 years in leadership positions, enabling him to build and transform successful cybersecurity programs and initiatives across several enterprises. His active associations include Veteran Volunteer Instructor for US Cyber Army Command (ARCYBER), Information Systems Security Association (ISSA), and Forum of Incident Response and Security Teams (FIRST), and has held many technical certifications including Strategic Planning, Policy, and Leadership (GSTRT), Certified Information Systems Security Professional (CISSP) and Certified Cloud Security Professional (CCSP). Our third-party vendors include assessors, consultants, and auditors holding (but not limited to) the following relevant certifications: Certified Information Systems Security Architecture Professional (CISSP-ISSAP), Certified in the Governance of Enterprise IT (CGEIT), Certified Data Privacy Solutions Engineer (CDPSE), and Certified Ethical Hacker (CEH).
Our Chief Financial Officer and Senior Director, Information Technology oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our Chief Financial Officer and Senior Director, Information Technology are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents include company incident management and data protection policies, and applicable cybersecurity incident response playbooks.
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
Item 2. Properties.
As of March 25, 2025, our corporate headquarters consist of office space in Morristown, New Jersey that we license from KAKEN, which acquired the office space from us as part of the FYARRO Divestiture. Prior to March 2025, our corporate headquarters consisted of 2,760 square feet of leased office space in Pacific Palisades, California. Our Pacific Palisades lease expired on February 28, 2025.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the Nasdaq Capital Market, commencing on August 27, 2021. Prior to March 19, 2025, our common stock traded under the symbol “AADI” and currently trades under the symbol "WHWK".
Stockholders
As of March 24, 2025, there were 81 stockholders of record of our common stock.
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
Issuer Purchases of Equity Securities
There were no repurchases of shares of common stock made during the year ended December 31, 2024.
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related notes to those statements thereto appearing elsewhere in this Annual Report on Form 10-K filed with the SEC for the year ending December 31, 2024. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. You should read this Annual Report completely, including Part I, Item 1A (Risk Factors) of this Annual Report and the “Forward-Looking Statements” sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by our forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
References in the following discussion to “we,” “our,” “us,” or “Whitehawk” refer to Whitehawk Therapeutics, Inc. and its subsidiaries.
Throughout this document we refer to FYARRO (nab-sirolimus, sirolimus protein-bound particles for injectable suspension (albumin-bound)) as FYARRO in the context of commercialization for the treatment of advanced malignant perivascular epithelioid cell tumor (PEComa), investigational use, our clinical trials, regulatory matters such as orphan drug designation, and our former agreements with Bristol-Myers Squibb Company, Mirati Therapeutics, Inc. and EOC Pharma (Hong Kong) Limited, all further discussed throughout this document.
Overview
We are an oncology therapeutics company applying advanced technologies to established tumor biology that are intended to efficiently deliver improved cancer treatments. We have deep experience in chemistry, formulation, and drug delivery, as well as research, clinical, and commercial pharmaceutical development, successfully taking product candidates from the clinic to approval, launch, and commercialization.
License Agreement and ADC Therapies
We recently entered into an intellectual property license agreement (the “License Agreement”) with WuXi Biologics (Shanghai FX) Co., Ltd. (“WuXi Biologics”) for the development and global commercialization of a portfolio of three next generation antibody drug conjugates (“ADCs”) targeting clinically validated, broadly overexpressed tumor antigens in high potential cancer indications with significant unmet need. These ADCs are constructed utilizing an advanced linker-payload platform called CPT113 that has been shown to provide high stability in blood circulation and deliver targeted release of a Topoisomerase I (“TOPO1”) inhibitor payload into cancer cells.
These in-licensed assets originated through the collaborative efforts of WuXi Biologics, a leading global contract research, development and manufacturing organization (“CRDMO”), and Hangzhou DAC Biotechnology (“Hangzhou DAC”), a global leader in ADC innovation, where Hangzhou DAC’s CPT113 linker-payload has been conjugated to novel antibodies developed by WuXi Biologics against three tumor targets: Protein Tyrosine Kinase 7 (“PTK7”), Mucin 16 (“MUC16”) and Seizure-related Protein 6 (“SEZ6”). We believe the resulting ADCs will be able to target cancers expressing these respective tumor markers precisely and deliver the potent, cytotoxic TOPO1 inhibitor at the site of cancer. Each of these ADCs have demonstrated tumor cell binding, tumor cell line cytotoxicity, and in vivo antitumor activity in preclinical models mimicking tumor progression. We refer to these in-licensed ADC assets as the "ADC Therapies" herein.
We anticipate submitting three investigational new drug (“IND”) applications with the U.S. Food and Drug Administration (“FDA”) in the coming 12 to 24 months, starting with HWK-007 for the treatment of solid tumors, including non-small cell lung cancer (“NSCLC”) and ovarian cancer, in the second half of 2025; HWK-016 for the treatment of cancers of female origin by the end of 2025; and HWK-206 for the treatment of cancers of neuroendocrine origin in mid-2026. With these three assets, we believe we have the ability to pursue multiple cancer indications with high potential in large addressable patient populations, including and beyond those indications currently expected to be targeted in the upcoming Phase 1 trials.
Our track record of strong execution of novel drug formulation, research, clinical development, and commercialization in oncology, combined with our deep understanding of ADCs positions us to unlock the high potential of this differentiated ADC portfolio. Our management team has extensive experience in the discovery, development, and commercialization of cancer therapeutics, including in senior roles at leading oncology companies. We are supported by our board of directors and specialized scientific advisors, who contribute their deep understanding of drug discovery and development.

Furthermore, our investor base includes top life science investors. We believe that our team is well positioned to execute on our strategy to develop and, if approved, commercialize the ADC Therapies and future pipeline assets to ultimately bring broad benefit to cancer patients worldwide.
Legacy FYARRO Business.
For the periods presented and through the FYARRO Divestiture (as defined below), our lead drug product was FYARRO® (sirolimus protein-bound particles for injectable suspension (albumin-bound); nab-sirolimus), which combines two established technologies: nanoparticle albumin-bound (nab) technology and the anti-cancer agent, sirolimus. Nab-sirolimus is a potent inhibitor of the mTOR biological pathway with demonstrated anti-cancer activity in advanced malignant perivascular epithelioid cell tumor (“PEComa”), a rare cancer. We exclusively licensed FYARRO, previously called ABI-009, nab-sirolimus, from Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol-Myers Squibb Company (“BMS”). We refer to the development, production and commercial sale of FYARRO herein as the “FYARRO Business”. On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa. For the fiscal year ended December 31, 2024, we recorded net revenue from product sales of $26.0 million and net loss of $63.7 million compared to the fiscal year ended December 31, 2023, where we recorded net revenue from product sales of $24.4 million and net loss of $65.8 million. See “Results of Consolidated Operations” for further discussion of our results.
On December 19, 2024, we entered into a Stock Purchase Agreement (the “Divestiture Agreement”) with KAKEN INVESTMENTS INC., a Delaware corporation (“KAKEN”), KAKEN PHARMACEUTICAL CO., LTD (“Guarantor”), and Aadi Subsidiary, Inc., a Delaware corporation and our former wholly owned subsidiary and the operating company for the FYARRO Business (“Aadi Subsidiary”). Under the Divestiture Agreement, KAKEN acquired 100% of the outstanding shares of capital stock of Aadi Subsidiary from us at the closing for a cash payment of $102.4 million (following applicable purchase price adjustments under the Divestiture Agreement) (the "FYARRO Divestiture"). The divestiture transaction closed on March 25, 2025 and, as a result, we no longer operate the FYARRO Business.
Recent Developments
•License Agreement. On December 19, 2024, we entered into the License Agreement with WuXi Biologics for exclusive rights to certain patents and know-how pertaining to WuXi Biologics’ preclinical ADC Therapies leveraging Hangzhou DAC linker-payload technology targeting each of MUC16, PTK7 and SEZ6. Under the License Agreement, we paid WuXi Biologics a non-refundable, partial upfront payment of $6.0 million on December 19, 2024 and we expect to pay an additional non-refundable, upfront payment of $38.0 million prior to April 17, 2025, in each case, for the rights and licenses granted to us by WuXi Biologics. In accordance with the License Agreement, WuXi Biologics is eligible to receive from us (a) up to an aggregate of $265.0 million upon the achievement of certain development milestones, and (b) up to an aggregate of $540.0 million upon the achievement of certain commercial milestones, across all ADC Therapies programs. WuXi Biologics is also entitled to running royalties during the agreed upon royalty term ranging from low-single-digit to upper-single-digit percentages of annual net sales of licensed products in the territory.
•PIPE Financing. On December 19, 2024, we entered into subscription agreements for a private investment in public equity financing (the "2025 PIPE Financing") with certain investors (the "2025 PIPE Investors") for the sale of (i) 21,592,000 shares of our common stock, par value $0.0001 per share, at a purchase price of $2.40 per share, and (ii) 20,076,500 pre-funded warrants, at a purchase price of $2.3999 per pre-funded Warrant, for aggregate gross proceeds of $100.0 million. The 2025 PIPE Financing was approved by our stockholders on February 28, 2025 and closed on March 4, 2025.
•Divestiture of FYARRO. On December 19, 2024, we entered into the Divestiture Agreement with KAKEN for the sale to KAKEN of 100% of the outstanding shares of capital stock of Aadi Subsidiary and thereby all of our assets related to its FYARRO (sirolimus protein-bound particles for injectable suspension) (albumin-bound) program (the “FYARRO Business”). Per the terms and subject to the conditions of the Divestiture Agreement, we received $102.4 million (following applicable purchase price adjustments under the Divestiture Agreement) from KAKEN in cash at the closing of the FYARRO Divestiture on March 25, 2025. As part of the FYARRO Divestiture, KAKEN acquired the rights to the Aadi Bioscience, Inc. name and any related trademark rights.
•Company Name Change. On March 18, 2025, in connection with the FYARRO Divestiture, we changed our name from "Aadi Bioscience, Inc." to "Whitehawk Therapeutics, Inc." and our common stock is now traded under the symbol "WHWK".
•New Member of the Board. On December 19, 2024, our board of directors appointed Baiteng Zhao, Ph.D. as a new member of the board. Dr. Zhao co-founded ProfoundBio, a clinical stage next-gen ADC developer, in

2018 and served as the Chairman and CEO of the company until it was acquired by Genmab for $1.8 billion in May 2024. Prior to ProfoundBio, Dr. Zhao worked at Seagen (now part of Pfizer) for more than eight years and was responsible for the modeling and simulation strategies for the development pipeline and supported preclinical and clinical development of ADC drug candidates.
•Employee Matters. In connection with the FYARRO Divestiture, 16 employees remained with Aadi Subsidiary, Inc. and transferred to KAKEN. Following the FYARRO Divestiture, we have 18 full-time or part-time employees.
On February 18, 2025, we appointed David Dornan, PhD, as our Chief Scientific Officer. Dr. Dornan brings more than two decades of experience in oncology drug discovery and development, with deep expertise in ADCs and other targeted cancer therapies. Prior to joining us, Dr. Dornan served as Chief Scientific Officer at Elevation Oncology and Bolt Biotherapeutics.
As of October 1, 2024, Neil Desai, Ph.D., our former Executive Chairman, and Loretta Itri, our former Chief Medical Officer, ceased their respective employments with us. Dr. Desai continues to serve as a member of our Board. Dr. Itri will provide consulting services to us for up to ten hours per month during the term of her agreement.
•Arbitration Win. On September 26, 2024, we received the arbitration panel's Final Award in our arbitration against EOC Pharma (Hong Kong) Limited ("EOC"). EOC had claimed that we breached certain provisions of our license agreement with EOC, dated December 8, 2020 (the “EOC License Agreement”), including failing to provide certain manufacturing information to EOC and, as a result, EOC sought monetary damages against us. In the arbitration panel's Final Award, it found and concluded, among other things, that we did not breach the EOC License Agreement and accordingly we are not liable for any damages to EOC. See Note 7 to the consolidated financial statements and "EOC License Agreement" below for more information about the EOC License Agreement, its termination and the arbitration proceedings.
Legacy FYARRO Business Agreements
Former BMS License Agreement. We had exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to ABI-009 (which we refer to as FYARRO) pursuant to an amended and restated license agreement, dated November 15, 2019, as amended August 31, 2021 (the “BMS License Agreement”) with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of BMS. Under the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. Under the terms of this agreement, we recorded royalties on net product sales of $1.9 million and $1.8 million for the years ended December 31, 2024 and 2023, respectively. No payments related to milestones under this agreement were paid during the years ended December 31, 2024 or 2023. See Note 7 to the consolidated financial statements for more information about the BMS License Agreement.
On August 30, 2021, we and BMS entered into Amendment No. 1 (the “Amendment”) to the BMS License Agreement. Under the terms of the Amendment, we paid BMS $5.8 million, representing 50% of the previously outstanding payment obligation under the agreement, following the effective time of our 2021 private investment in public equity (PIPE) financing ("2021 PIPE Financing") that occurred in connection with the closing of the reverse merger of Aerpio Pharmaceuticals, Inc. whereby Aspen Merger Subsidiary, Inc., our wholly-owned subsidiary (“Merger Sub”), merged with and into Aadi Subsidiary (formerly known as Aadi Bioscience, Inc., with Aadi Subsidiary surviving as our wholly-owned subsidiary (the “Merger”). Pursuant to the terms of the amendment, the remaining portion of the previously outstanding payment obligation ($5.8 million), was paid by the third anniversary of the effective time of the 2021 PIPE Financing (i.e., August 26, 2024). As part of its purchase of the FYARRO Business, KAKEN acquired Aadi Subsidiary and our rights and responsibilities under the BMS License Agreement.
Former EOC License Agreement. In December 2020, we entered into the license agreement ("EOC License Agreement") with EOC Pharma (Hong Kong) Limited ("EOC") under which we received $14.0 million in January 2021 in non-refundable upfront consideration as partial payment for the rights and licenses granted to EOC by us for the further development and commercialization of FYARRO in the People’s Republic of China, Hong Kong Special Administration Region, Macao Special Administrative Region and Taiwan (the “Licensed Territory”).
On June 27, 2022, we received written notice from EOC that EOC elected to terminate the EOC License Agreement, effective immediately. On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. On September 26, 2024, the arbitration panel issued a Final Award which, among other things, found and concluded that we did not breach the EOC License Agreement and accordingly we are not liable for any damages to EOC. See Note 7 to the consolidated financial statements for more information about the EOC License Agreement, its termination and the arbitration proceedings.

Former Mirati Collaboration. In October 2022, we entered into a collaboration and supply agreement with Mirati to evaluate the combination of Mirati’s adagrasib and FYARRO in KRASG12C mutant NSCLC and other solid tumors. In May 2024, we announced the mutually agreed upon termination of the collaboration and supply agreement with Mirati. Enrollment in the Phase 1/2 study has been closed and the study is winding down. Under the terms of the agreement, Mirati was responsible for sponsoring and operating the Phase 1/2 study and we supplied study drug and jointly shared the cost of the study, which will continue during the winding down process.
Impact of Negative Global or National Events
Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including the recent turmoil in the global banking system, public health epidemics, such as the COVID-19 pandemic, extreme weather conditions, increased economic uncertainty, inflation, rising interest rates, the implementation of tariffs (and, as applicable, their subsequent modification or removal), and geopolitical instability, including the conflicts in Ukraine, the Middle East and in other countries. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances. For example, as the COVID-19 pandemic developed, we took numerous steps to help ensure the health and safety of our employees. While we have resumed normal operations, any resurgence of the COVID-19 pandemic may cause us to reinstitute certain measures to protect employee safety, including staggered work hours or reduced in-person staffing, that could result in additional disruption and/or delays in our ability to conduct development activities.
At this point, the extent to which these global or national events and circumstances may affect our future business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain. We will continue to evaluate the impact that these events could have on our operations, financial position, results of operations and cash flows in fiscal year 2025.
Key Trends and Factors Affecting Comparability Between Periods
•Commercial sale of FYARRO was launched on February 22, 2022, for the treatment of patients with advanced malignant PEComa. We recorded net product sales of $26.0 million and $24.4 million during the years ended December 31, 2024 and 2023, respectively. As a result of the FYARRO Divestiture, we no longer commercialize FYARRO as of March 25, 2025. As the commercial sale of FYARRO constituted our sole source of revenue, we do not expect to generate further revenue for the foreseeable future.
•We had built a cross-functional commercial team consisting of marketing, market access and commercial operations. Expenses related to our commercialization of FYARRO, including personnel expenses, sales support, and marketing are included in selling, general and administrative expenses for the years ended December 31, 2024 and 2023. We expect these expenses to decrease, as compared to prior periods, due to our workforce reductions in 2024 and the FYARRO Divestiture.
•We expect to increase our investment in research and development related to the ADC Therapies. We will continue to incur significant research and development and other expenses related to such ongoing operations. Under the License Agreement, we paid $6.0 million to WuXi Biologics in the fourth quarter of 2024 and expect to pay $38.0 million to WuXi Biologics in the second quarter of 2025.
•Under the BMS License Agreement, as described above, we made a payment of $5.8 million to BMS on August 26, 2024.
Liquidity and Capital Resources
As of December 31, 2024, we had $47.2 million of cash, cash equivalents and short-term investments. Upon the completion of the strategic transactions announced in December 2024, we added approximately $202.4 million to our cash, cash equivalents and short-term investments as of March 26, 2025, which includes $102.4 million received from the FYARRO Divestiture and $100.0 million received from the 2025 PIPE Financing. We expect to pay $38 million in April 2025 to Wuxi Biologics for the in-licensing of the ADC Therapies. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2028.
We have incurred net losses in each year since inception and as of December 31, 2024 we had an accumulated deficit of $332.7 million. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, and costs associated with the Merger,

FYARRO Divestiture, 2025 PIPE Financing, and the in-licensing of the ADC Therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials of the ADC Therapies and identifying and designing product candidates and the regulatory approval process for any product candidates we may develop.
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
Costs for certain activities, such as manufacturing, nonclinical studies and clinical trials are generally recognized based on the evaluation of the progress of completion of specific tasks using information and data provided by our vendors and collaborators. Research and development activities are central to our business. We expect to increase our investment in research and development as a result of the ADC transaction. We will continue to incur significant research and development and other expenses related to such ongoing operations.
Cost of Goods Sold
Cost of goods sold consist primarily of royalties paid to BMS, costs incurred on sales of FYARRO and costs to manufacture and prepare the product for sales subsequent to the FDA approval in November 2021. Costs incurred prior to the FDA approval were expensed when incurred.
Other Income (Expense), Net
Other income, net consists of interest income earned on cash, cash equivalents and short-term investments.
Income Tax Expense
During the years ended December 31, 2024 and 2023, we recognized no income tax expense on the statements of operations and comprehensive loss. Since our formation in 2011, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations:
The following table presents the results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Revenue
Product sales, net	$25,983	$24,354
Total revenue	25,983	24,354
Operating expenses
Selling, general and administrative	36,749	44,549
Research and development	51,030	48,929
Restructuring charges	2,638	—
Cost of goods sold	3,024	2,809
Total operating expenses	93,441	96,287
Loss from operations	(67,458)	(71,933)
Other income, net	3,767	6,168
Loss before income tax expense	(63,691)	(65,765)
Income tax expense	—	—
Net loss	$(63,691)	$(65,765)
Comparison of Years Ended December 31, 2024 and 2023
Product Sales, Net
Our product sales, net consist of sales of FYARRO. Product sales, net for the years ended December 31, 2024 and 2023 were $26.0 million and $24.4 million, respectively. The increase in product sales, net of $1.6 million compared to the same period in the prior year was primarily driven by stronger demand.
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2024, were $36.7 million, compared to $44.5 million for the year ended December 31, 2023. The $7.8 million decrease was primarily driven by a reduction of $5.5 million of commercial and marketing expense, $3.2 million of personnel expenses, $0.8 million of legal costs and other expenses, offset by an increase of $1.7 million related to consulting and insurance expense.
Research and Development Expenses
The following table presents our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Personnel expense	$18,971	$22,961
Consultants	1,368	3,657
External clinical development	23,557	15,341
Clinical drug product manufacturing	6,215	5,516
Other expense	919	1,454
Total research and development expense	$51,030	$48,929
Research and development expenses for the year ended December 31, 2024, were $51.0 million, compared to $48.9 million for the year ended December 31, 2023. The $2.1 million increase was primarily driven by a $8.2 million increase in expenses which consisted of a $6.0 million upfront payment to WuXi Biologics, clinical development expenses related to the EEC and NET trials, and $0.7 million in clinical drug product manufacturing, offset by a $6.8 million reduction in expenses related to personnel expenses, consultants, and other expenses.

Restructuring Charges
Restructuring charges for the year ended December 31, 2024 were $2.6 million. The increase in restructuring expense was due to a restructuring plan to reduce our workforce by 32% in response to our announcement on August 20, 2024 that we halted the registration-intended PRECISION1 trial of nab-sirolimus in patients with solid tumors harboring TSC1 or TSC2 inactivating alterations.
Cost of Goods Sold
Cost of goods sold for the years ended December 31, 2024 and 2023 was $3.0 million and $2.8 million, respectively. This increase is primarily driven by an increase of costs incurred on sales of FYARRO and costs to manufacture and prepare the product for sale.
Other Income (Expense), Net
The following table sets forth our other income, net:

	Year Ended December 31,
	2024	2023
Foreign exchange loss	(4)	(1)
Interest income	3,925	6,400
Interest expense	(154)	(231)
Total other income, net	$3,767	$6,168
Other income, net for the year ended December 31, 2024, was $3.8 million of income, compared to $6.2 million of income for the year ended December 31, 2023. The change was primarily driven by a decrease in short-term investments held during the year ended December 31, 2024 compared to the year ended December 31, 2023.
Liquidity and Capital Resources
Overview
As of December 31, 2024, we had $47.2 million of cash, cash equivalents and short-term investments. Upon the completion of the strategic transactions announced in December 2024, we added approximately $202.4 million to our cash, cash equivalents and short-term investments as of March 26, 2025, which includes $102.4 million received from the FYARRO Divestiture and $100.0 million received from the 2025 PIPE Financing. We expect to pay $38 million in April 2025 to Wuxi Biologics for the in-licensing of the ADC Therapies. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2028.
We have incurred net losses in each year since inception and as of December 31, 2024, we had an accumulated deficit of $332.7 million. Our net losses were $63.7 million and $65.8 million for the years ended December 31, 2024 and 2023, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical studies and clinical trials of the ADC Therapies, identifying and designing product candidates and the regulatory approval process for any product candidates we may develop.
On March 17, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an “at the market offering” pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar value of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of December 31, 2024, no shares of common stock had been sold under the Sales Agreement.
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
On September 22, 2022, we entered into the Purchase Agreement on a private investment in public equity financing (the "2022 PIPE Financing") with certain investors (the "2022 PIPE Investors") for the sale of 3,373,526 shares of our common stock for a price of $12.50 per share and Pre-Funded Warrants to purchase an aggregate of 2,426,493 shares of our common stock, at a purchase price of $12.4999 per Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at an exercise price of $0.0001 and will be exercisable until exercised in full. The 2022 PIPE Financing closed on September 26, 2022. Aggregated net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the shares were $72.2 million.
The following table summarizes our cash flows for the years presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(59,550)	$(59,663)
Net cash provided by investing activities	25,202	83,206
Net cash provided by financing activities	130	326
Net (decrease) increase in cash, cash equivalents and restricted cash	$(34,218)	$23,869
Operating Activities
Our cash used in operating activities primarily results from our net loss adjusted for non-cash expenses, changes in working capital components, amounts due to contract research organizations to conduct our clinical programs and employee-related expenditures for research and development and general and administrative activities. Our cash flows from operating activities will continue to be affected by spending to advance and support our clinical programs and other operating and general administrative activities, including operating as a public company, and may fluctuate significantly from quarter-to-quarter and year-to-year.
For the year ended December 31, 2024, cash used in operating activities was $59.6 million and resulted from (i) our net loss of $63.7 million, (ii) a $6.1 million net increase in cash used to fund changes in net operating assets and liabilities, and (iii) net non-cash adjustments totaling $10.2 million, which were primarily related to share-based compensation expense, discount amortization on short-term investments, lease expense, and depreciation expense.
For the year ended December 31, 2023, cash used in operating activities was $59.7 million and resulted from (i) our net loss of $65.8 million, (ii) a $3.4 million net increase in cash used to fund changes in net operating assets and liabilities, and (iii) net non-cash adjustments totaling $9.5 million, which were primarily related to share-based compensation expense, discount amortization on short-term investments, lease expense, and depreciation and amortization expense.
Investing Activities
Cash provided by investing activities for the year ended December 31, 2024 was $25.2 million related to maturities of short-term investments of $63.3 million, offset by purchases of short-term investments of $36.5 million and fixed assets of $1.7 million.
Cash provided by investing activities for the year ended December 31, 2023 was $83.2 million related to maturities of short-term investments of $151.6 million, offset by purchases of short-term investments of $64.4 million and fixed assets of $4.0 million.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2024 was $0.1 million and related to the issuance of common stock under the employee stock purchase plan, offset by financing costs related to the Sales Agreement.
Cash provided by financing activities for the year ended December 31, 2023 was $0.3 million and related to the issuance of common stock under the employee stock purchase plan and exercise of stock options, offset by financing costs related to the Sales Agreement.

Material Cash Requirements
In April 2022, we entered into a sublease for 10,615 square feet of office space in Morristown, New Jersey. The term of the lease is seventy-three months unless terminated sooner. In connection with the FYARRO Divestiture, KAKEN assumed our sublease for the NJ office space, but we agreed to co-inhabit the office with KAKEN during a transition period.
In August 2021, we entered into an amendment to extend the lease of our 2,760 square feet of office space in Pacific Palisades, California. We exercised an option, under our prior lease agreement, to extend the term for an additional period of three (3) years and six (6) months, until February 28, 2025, with an option to renew for an additional three (3) years in accordance with the terms of the Pacific Palisades Lease. Included in the renewal were nine months of rent abatement and a rent escalation clause. In February 2025, we did not exercise our option to renew the lease.
Rent expense is being recorded on a straight-line basis. Rent expense related to the Pacific Palisades and Morristown leases was $0.5 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively. See Note 6 to the consolidated financial statements for details related to future lease payments.
In January 2022, we entered into a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as amended effective as of August 1, 2022, March 31, 2024, and July 31, 2024 (the “Fresenius Agreement”) with Fresenius Kabi, LLC (“Fresenius Kabi”), pursuant to which Fresenius Kabi manufactured FYARRO for us and we purchased FYARRO as a finished drug product from Fresenius Kabi, on a purchase order basis. The Fresenius Agreement contained specific activities such as non-cancellable commitments, minimum purchase commitments, or binding annual forecasts. Under the Fresenius Agreement, which was effective through September 30, 2024, we purchased FYARRO for either clinical or commercial purposes for use in the United States and Canada. As a result of the FYARRO Divestiture, all of our rights and obligations under the Fresenius Agreement transferred to KAKEN.
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
On December 19, 2024, we entered into the License Agreement with WuXi Biologics for exclusive rights to certain patents and know-how pertaining to WuXi Biologics’ preclinical ADC Therapies leveraging Hangzhou DAC linker-payload technology targeting each of MUC16, PTK7 and SEZ6. Under the License Agreement, we expect to pay an additional non-refundable, upfront payment of $38.0 million prior to April 17, 2025, in each case, for the rights and licenses granted to us by WuXi Biologics.
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
Research and Development Costs
We accrue and expense research and development expenditures as incurred, which include costs related to clinical trial activities. We estimate costs of research and development activities conducted by service providers, which include, the conduct of preclinical studies, contract manufacturing activities and clinical activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the Clinical Research Organizations ("CROs"), professional service providers, and other vendors providing clinical trial services (collectively, the “service providers”) and include these costs in the accrued and other current liabilities or prepaid expenses, as applicable, on the balance sheets and within research and development expense on the consolidated statements of operations and comprehensive loss. The diverse nature of services being provided under CRO and other vendor arrangements, the different terms and milestone arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs and other vendors in connection with clinical trials. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, payment arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.
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
Compensation expense related to awards to employees is calculated on a straight-line basis by recognizing the grant date fair value over the associated service period of the award, which is generally the vesting term. For the years ended December 31, 2024 and 2023, we recognized share‑based compensation expense in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2024	2023
Selling, general and administrative	$6,782	$7,450
Research and development	4,057	4,504
Total	$10,839	$11,954
As of December 31, 2024, total unrecognized compensation cost related to stock options was $9.9 million which we expect to recognize over a weighted average period of 1.8 years. As of December 31, 2024, there was $0.4 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 3.2 years. The intrinsic value of all outstanding stock options and restricted stock units as of December 31, 2024 was $1.8 million and $0.8 million, respectively.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Whitehawk Therapeutics, Inc.
Morristown, New Jersey
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Whitehawk Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and, comprehensive loss, stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We identified the estimate for the allowance for government rebates and chargebacks as a critical audit matter. Auditing the estimate for the allowance for government rebates and chargebacks involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of management’s estimate of the allowance for government rebates and chargebacks by developing an independent estimate utilizing actual product sales and actual rebates and chargeback claims received.

•Testing the completeness and accuracy of the historical rebate and chargeback claims received.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2017.
San Diego, California
March 27, 2025

WHITEHAWK THERAPEUTICS, INC.
Consolidated Balance Sheets
(in thousands, except share data and par value)

	Year Ended December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$28,670	$62,888
Short-term investments	18,567	45,957
Accounts receivable, net	5,903	5,488
Inventory	5,311	6,427
Prepaid expenses and other current assets	2,836	3,826
Total current assets	61,287	124,586
Property and equipment, net	6,846	4,802
Operating lease right-of-use assets	787	1,169
Other assets	1,399	1,866
Total assets	$70,319	$132,423

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,159	$5,898
Accrued liabilities	14,647	14,306
Operating lease liabilities, current portion	268	434
Due to licensor payable (Note 7)	—	5,757
Total current liabilities	17,074	26,395
Operating lease liabilities, net of current portion	565	833
Other liabilities	202	—
Total liabilities	17,841	27,228
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 24,680,708 and 24,554,205 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	2
Additional paid-in capital	385,114	374,129
Accumulated other comprehensive income	16	27
Accumulated deficit	(332,654)	(268,963)
Total stockholders’ equity	52,478	105,195
Total liabilities and stockholders’ equity	$70,319	$132,423
The accompanying notes are an integral part of these consolidated financial statements.

WHITEHAWK THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share data and earnings per share amounts)

	Year Ended December 31,
	2024	2023
Revenue
Product sales, net	$25,983	$24,354
Total revenue	25,983	24,354
Operating expenses
Selling, general and administrative	36,749	44,549
Research and development	51,030	48,929
Restructuring charges	2,638	—
Cost of goods sold	3,024	2,809
Total operating expenses	93,441	96,287
Loss from operations	(67,458)	(71,933)
Other income (expense)
Foreign exchange loss	(4)	(1)
Interest income	3,925	6,400
Interest expense	(154)	(231)
Total other income (expense), net	3,767	6,168
Loss before income tax expense	(63,691)	(65,765)
Income tax expense	—	—
Net loss	$(63,691)	$(65,765)
Other comprehensive loss:
Unrealized (loss) income on available-for-sale debt securities	(11)	142
Comprehensive loss	$(63,702)	$(65,623)
Net loss per share, basic and diluted	$(2.36)	$(2.44)
Weighted average number of common shares outstanding, basic and diluted	27,029,942	26,917,967
The accompanying notes are an integral part of these consolidated financial statements.

WHITEHAWK THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, including share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value
Balance at December 31, 2022	24,435	$2	$361,689	$(115)	$(203,198)	$158,378
Issuance of common stock upon exercise of stock options	42	—	78	—	—	78
Share-based compensation expense	—	—	11,954	—	—	11,954
Issuance of shares under the employee stock purchase plan	77	—	408	—	—	408
Unrealized gain on investments, net of tax	—	—	—	142	—	142
Net loss	—	—	—	—	(65,765)	(65,765)
Balance at December 31, 2023	24,554	$2	$374,129	$27	$(268,963)	$105,195
Share-based compensation expense	—	—	10,839	—	—	10,839
Issuance of common stock in conjunction with vesting of restricted stock units	33	—	—	—	—	—
Issuance of shares under the employee stock purchase plan	94	—	146	—	—	146
Unrealized loss on investments, net of tax	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(63,691)	(63,691)
Balance at December 31, 2024	24,681	$2	$385,114	$16	$(332,654)	$52,478
The accompanying notes are an integral part of these consolidated financial statements.

WHITEHAWK THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(63,691)	$(65,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	10,839	11,954
Amortization of premiums and discounts on short-term investments, net	(1,301)	(3,136)
Non-cash interest expense	—	58
Non-cash lease expense	460	461
Depreciation and amortization expense	193	169
Changes in operating assets and liabilities:
Accounts receivable	(415)	(3,626)
Inventory	1,116	(3,265)
Prepaid expenses and other current assets	2,814	3,603
Other non-current assets	518	518
Operating lease liabilities, net	(512)	(502)
Accounts payable and accrued liabilities	(9,773)	(132)
Other liabilities	202	—
Net cash used in operating activities	(59,550)	(59,663)
Investing activities:
Purchases of property and equipment	(1,654)	(3,972)
Purchases of short-term investments	(36,482)	(64,439)
Maturities of short-term investments	63,338	151,617
Net cash provided by investing activities	25,202	83,206
Financing activities:
Issuance of common stock upon exercise of stock options	—	78
Proceeds from issuance under employee stock purchase plan	146	408
Deferred offering costs paid for financing	(16)	(160)
Net cash provided by financing activities	130	326
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,218)	23,869
Cash, cash equivalents and restricted cash at beginning of year	62,952	39,083
Cash, cash equivalents and restricted cash at end of year	$28,734	$62,952
The accompanying notes are an integral part of these consolidated financial statements.

WHITEHAWK THERAPEUTICS, INC.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2024	2023
Supplemental disclosure of cash flow information:
Interest paid during the period	$211	$230
Supplemental disclosure of non-cash activities:
Deferred transaction costs included in accounts payable and accrued liabilities	$35	$46
Amounts accrued for purchases of property and equipment	$1,153	$571

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Organization and Operations
Whitehawk Therapeutics, Inc. is an oncology therapeutics company applying advanced technologies to established tumor biology that are intended to efficiently deliver improved cancer treatments. The Company has a deep experience in chemistry, formulation, and drug delivery, as well as research, clinical, and commercial pharmaceutical development, and taking product candidates from the clinic to approval, launch, and commercialization.
Current ADC Business
On December 19, 2024, the Company entered into an intellectual property license agreement (the “WuXi License Agreement”) with WuXi Biologics (Shanghai FX) Co., Ltd. (“WuXi Biologics”) for the development and global commercialization of a portfolio of three next generation antibody drug conjugates (“ADCs”) targeting clinically validated, broadly overexpressed tumor antigens in high potential cancer indications with significant unmet need. Refer to Note 13 for further information on the ADC license agreement and its terms.
Legacy FYARRO Business.
For the periods presented and through the FYARRO Divestiture (as defined below), the Company's lead drug product was FYARRO® (sirolimus protein-bound particles for injectable suspension (albumin-bound); nab-sirolimus), which combines two established technologies - nanoparticle albumin-bound (nab) technology and the anti-cancer agent, sirolimus. The Company exclusively licensed FYARRO, previously called ABI-009, nab-sirolimus, from Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol-Myers Squibb Company (“BMS”). The Company refers to the development, production and commercial sale of FYARRO herein as the “FYARRO Business”. On February 22, 2022, the Company launched FYARRO in the United States for treatment of advanced malignant perivascular epithelioid cell tumor PEComa.
On December 19, 2024, the Company entered into a Stock Purchase Agreement (the “Divestiture Agreement”) with KAKEN INVESTMENTS INC., a Delaware corporation (“KAKEN”), KAKEN PHARMACEUTICAL CO., LTD, and Aadi Subsidiary, Inc., a Delaware corporation and the Company's former wholly owned subsidiary and the operating company for the FYARRO Business (“Aadi Subsidiary”). Under the Divestiture Agreement, KAKEN acquired 100% of the outstanding shares of capital stock of Aadi Subsidiary from the Company for a cash payment of $102.4 million (following applicable purchase price adjustments under the Divestiture Agreement) (the "FYARRO Divestiture"). The FYARRO Divestiture closed on March 25, 2025 and, as a result, the Company no longer operates the FYARRO Business.
Company Name Change.
In connection with the FYARRO Divestiture, the Company changed the Company's name from "Aadi Bioscience, Inc." to "Whitehawk Therapeutics, Inc." and the Company's common stock is now traded under the symbol "WHWK".
Merger with Aerpio Pharmaceuticals, Inc.
On August 26, 2021 (the “Closing Date”), Aadi Bioscience, Inc., a Delaware corporation (f/k/a Aerpio Pharmaceuticals, Inc.), completed its business combination with Aadi Subsidiary, Inc. (f/k/a Aadi Bioscience, Inc., or “Private Aadi”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated May 16, 2021, by and among Aadi, Aspen Merger Subsidiary, Inc. (“Merger Sub”) and Private Aadi (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private Aadi, with Private Aadi surviving as a wholly owned subsidiary of the Company (the “Merger”).
Liquidity
Since inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations. Commencing in February 2022, the Company began to realize revenues from its planned principal operations commencing with the commercial sale of FYARRO.
The Company has experienced net losses since its inception and expects to continue to incur net losses into the foreseeable future. As of and for the year ended December 31, 2024, the Company had an accumulated deficit of $332.7 million and a net loss of $63.7 million. To date, these operating losses have been funded primarily from outside sources of invested capital through the issuance of convertible promissory notes, grant funding, the sale of securities, and proceeds from license agreements.
The Company had cash, cash equivalents and short term investments of $47.2 million at December 31, 2024. Upon the completion of the strategic transactions announced in December 2024, the Company added approximately $202.4 million to its cash, cash equivalents and short-term investments as of March 26, 2025, which includes $102.4 million received from the FYARRO Divestiture and $100.0 million received from the 2025 PIPE Financing. The Company expects to pay $38 million in April 2025 to Wuxi Biologics for the in-licensing of the ADC Therapies. Management believes the Company’s cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report. If the Company is unable to achieve and maintain profitability, it will need additional financing to support its continuing operations and pursue its strategic objectives. Additional financing may be achieved through a combination of equity offerings and debt financing. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.
On March 17, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen as its sales agent for an at-the-marketing-offering. Any sales under the Sales Agreement may result in dilution to existing shareholders. As of December 31, 2024, no shares of common stock had been sold under this Sales Agreement.

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
Risks and Uncertainties
The Company is a preclinical-stage biopharmaceutical company, has a limited operating history and has three preclinical products in development. The Company's ability to generate revenue and achieve profitability depends significantly on the ability to achieve several objectives relating to the discovery, development and commercialization of the ADC Therapies and any other product candidates that may be developed in the future.
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
Customer Concentration
For the year ended December 31, 2024, two customers represented 43% and 55% of the Company's revenue. For the year ended December 31, 2023, two customers represented 51% and 48% of the Company’s revenue, respectively.
Additionally, two customers accounted for 42% and 56% of net accounts receivable as of December 31, 2024. Two customers accounted for 44% and 56% of net accounts receivable as of December 31, 2023.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid marketable securities purchased with original maturities of three months or less at the time of purchase date to be cash equivalents. Restricted cash consists of a letter of credit secured by restricted cash in connection with one of the Company's office leases and is included in other assets on the consolidated balance sheets. Refer to Note 6 for further information on the Company's leases.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets (in thousands):

	As of December 31,
	2024	2023
Cash and cash equivalents	$28,670	$62,888
Restricted cash, non-current	64	64
Total cash, cash equivalents and restricted cash	$28,734	$62,952
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
Short-Term Investments
The Company invests in various types of securities, including United States government treasury bills, commercial paper, corporate debt securities, and government agency bonds. The Company classifies its investments as available-for-sale and records them at fair value based upon market prices at period end. Unrealized gains and losses that are deemed temporary in nature are recorded in accumulated other comprehensive income as a separate component of stockholders' equity. Dividend and interest income are recognized when earned. The Company recognizes purchase premiums and discounts as interest income using the interest method over the terms of the securities. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of investments sold. The Company classifies short-term investments with remaining maturities greater than one year as current assets because such short-term investments are available to fund the Company’s current operations.
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
Accounts Receivable, Net
Accounts receivable are recorded net of customer allowances for chargebacks and allowance for credit losses. Allowance for chargebacks is based on contractual terms. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of its individual customer circumstances and credit loss. Receivables are recorded to an allowance for credit loss when it is probable that amounts will not be collected based on terms of the customer contracts. Accounts receivable are net of $0.1 million and $0.2 million of customer allowances for chargebacks as of December 31, 2024 and December 31, 2023, respectively. There were no allowances for credit losses and no receivables were written off for the years ended December 31, 2024 and 2023.
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
Details of inventory are presented as follows (in thousands):

	As of December 31,
	2024	2023
Raw materials	$3,533	$4,640
Work in process	—	1,366
Finished goods	1,778	421
Total	$5,311	$6,427
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
Details of property and equipment are presented as follows (in thousands).

	As of December 31,
	2024	2023
Computers and software	$470	$464
Furniture and fixtures	65	65
Construction in process	6,590	4,389
Lab equipment	51	25
Leasehold improvements	133	129
Total	$7,309	$5,072
Accumulated depreciation	(463)	(270)
Property and equipment, net	$6,846	$4,802
Construction in process mainly consists of lab, production, and testing equipment. Depreciation expense on property, plant, and equipment amounted to $0.2 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.
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
Commitments and Contingencies
The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of December 31, 2024 and 2023.
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
The total amount deducted from gross product sales for the allowances described above for the years ended December 31, 2024 and 2023 was $6.5 million and $4.6 million, respectively.
The following table sets forth the changes in the accrued revenue allowances (in thousands):

	As of December 31,
	2024	2023
Balance at beginning of period	$1,065	$1,434
Provision for current period sales	6,473	4,648
Payments	(6,127)	(5,017)
Balance at end of period	$1,411	$1,065
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
In-Process Research and Development (IPR&D)
Acquired in-process research and development expenses are recorded when incurred and reflect costs of externally-developed in-process research and development (“IPR&D”) projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use, including upfront and pre-commercialization milestone payments related to various collaborations and the costs of rights to IPR&D projects. Refer to Note 13 for further information on the ADC license agreement and its terms.
The Company recorded a $6.0 million upfront payment related to the WuXi Biologics license agreement as IPR&D expense for the year ended December 31, 2024. The Company had no IPR&D expense for the year ended December 31, 2023.
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
Net Loss per Share
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Basic and diluted weighted average shares of common stock outstanding for the years ended December 31, 2024 and 2023, includes the weighted average effect of 2,426,493 Pre-Funded Warrants (as defined below), which were issued in September 2022, for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.0001 per share.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2024	2023
Options to purchase common stock	4,950,016	4,579,659
Restricted Stock Units to purchase common stock	256,490	32,558
Warrants to purchase common stock	—	29,167
Adoption of New Accounting Standard
The Company adopted FASB ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures on December 28, 2024. This ASU requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (“CODM”) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. This authoritative guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The requirements of this ASU are disclosure-related and did not have an impact on the Company’s consolidated financial position and results of operations. See Note 15, Segment Information, for the updated segment disclosures as a result of adopting this ASU.
Recent Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04) - Disaggregation of Income Statement Expenses”, which requires additional disclosure in the notes to the financial statements of the nature of certain expenses included in the income statement. The amendments are effective on a prospective basis, with the option to apply it retrospectively, for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of adopting this new accounting guidance.

3. Fair Value Measurement
The following table sets forth the recurring fair value of the Company’s financial assets and liabilities, allocated into the Level 1, Level 2 and Level 3 hierarchy that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$27,485	$—	$—	$27,485
U.S. government treasury bills	12,562	—	—	12,562
Commercial paper	—	1,744	—	1,744
Corporate bonds	—	4,261	—	4,261
Total financial assets	$40,047	$6,005	$—	$46,052

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$61,034	$—	$—	$61,034
U.S. government treasury bills	19,458	—	—	19,458
Commercial paper	—	8,717	—	8,717
Corporate bonds (2)	—	13,447	—	13,447
Government agency	—	5,482	—	5,482
Total financial assets	$80,492	$27,646	$—	$108,138
(1)Included in cash and cash equivalents in the accompanying consolidated balance sheets.
(2)Includes investments classified as cash and cash equivalent in the accompanying consolidated balance sheet.
As of December 31, 2024 and 2023, all marketable securities had a contractual maturity of less than one year.
4. Short-Term Investments and Cash Equivalents
The following table summarizes the Company's short-term investments (in thousands):

	As of and for Year Ended December 31, 2024
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$27,485	$—	$—	$27,485
U.S. government treasury bills	Less than 1	12,553	9	—	12,562
Commercial paper	Less than 1	1,743	1	—	1,744
Corporate bonds	Less than 1	4,256	5	—	4,261
Total		$46,037	$15	$—	$46,052

	As of and for Year Ended December 31, 2023
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$61,034	$—	$—	$61,034
U.S. government treasury bills	Less than 1	19,441	17	—	19,458
Commercial paper	Less than 1	8,712	6	(1)	8,717
Corporate bonds	Less than 1	13,438	10	(1)	13,447
Government agency	Less than 1	5,486	—	(4)	5,482
Total		$108,111	$33	$(6)	$108,138
5. Accrued Liabilities
Details of accrued liabilities are presented as follows (in thousands):

	As of December 31,
	2024	2023
Accrued professional fees	$5,157	$2,504
Accrued salaries and payroll	2,681	$1,590
Accrued restructuring charges	1,333	—
Accrued bonus	64	3,081
Accrued contract manufacturing	2,597	4,315
Accrued clinical	977	1,416
Accrued other - sales related	1,188	772
Accrued other	650	628
Total accrued liabilities	$14,647	$14,306
6. Operating Leases
In April 2019, the Company entered into a twenty-eight month facility lease agreement for office space in Pacific Palisades, California (the “Pacific Palisades Lease”). The Pacific Palisades Lease commenced on May 1, 2019, included four months of rent abatement and a rent escalation clause and was set to expire on August 31, 2021. In August 2021, the Company exercised its option to extend the term of the Pacific Palisades Lease for an additional three-year period and entered into an amendment to the lease agreement (the “Pacific Palisades Lease Amendment”). Pursuant to the Pacific Palisades Lease Amendment, the Company and the landlord agreed to extend the term for an additional period of three (3) years and six (6) months, until February 28, 2025, with an option to renew for an additional three (3) years in accordance with the terms of the lease. The Company did not exercise the option to renew. Included in the Pacific Palisades Lease Amendment were nine months of rent abatement and a rent escalation clause.
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
The following table summarizes information related to the Company’s leases (in thousands):

	As of December 31,
	2024	2023
Assets:
Operating lease right-of-use assets	$787	$1,169

Liabilities:
Operating lease liabilities, current	$268	$434
Operating lease liabilities, non-current	565	833
Total operating lease liabilities	$833	$1,267

Rent expense for the years ended December 31, 2024 and 2023 is presented on the following table (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease rent expense	$460	$461
Cash paid for leases and included in operating cash flows for the years ended December 31, 2024 and 2023 is presented on the following table (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid included in operating cash flows	$512	$502
The future minimum lease payments required under the operating leases as of December 31, 2024, are summarized below (in thousands):

Future Minimum Lease Payments:
2025	$320
2026	231
2027	280
2028	109
Total minimum lease payments	$940
Less: amount representing interest	(107)
Present value of operating lease liabilities	$833
Less: operating lease liabilities, current	(268)
Operating lease liabilities, non-current	$565
Remaining lease term (in years)	3.25
Incremental borrowing rate	7.7%
The Company includes option to renew the lease as part of the right of use lease asset and liability when it is reasonably certain the Company will exercise the option. In general, the Company is not reasonably certain to exercise such option.
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
Under the terms of the BMS License Agreement, BMS is entitled to receive royalties on net sales from licensed products under the agreement and any sublicense fees. During the years ended December 31, 2024 and 2023, royalties on net product sales were $1.9 million and $1.8 million, respectively. No payments related to sublicense fees were paid during the years ended December 31, 2024 and 2023.
On August 30, 2021, the Company and BMS entered into Amendment No. 1 (the “Amendment”) to the BMS License Agreement related to certain intellectual property rights of BMS pertaining to the compound known as FYARRO. Under the terms of the Amendment, the Company paid BMS $5.8 million representing 50% of the previously outstanding payment obligation under the terms of the BMS License Agreement, following the effective time of the Company's 2021 private investment in public equity financing (the “2021 PIPE Financing”). Pursuant to the terms of the Amendment, the remaining previously outstanding payment obligation of $5.8 million, was due on the third anniversary of the effective time of the 2021 PIPE Financing, or August 26, 2024 plus any accrued and unpaid interest due thereon (the “Balloon Payment”). The Balloon Payment shall accrue interest, beginning August 26, 2021 until paid in full, at a rate equal to 4.00% per annum based on the weighted average amount outstanding during the applicable calendar quarter, with interest payable quarterly in arrears. In accordance with the terms of the Amendment, the Company paid the outstanding payment obligation of $5.8 million by the due date. In addition, under the Amendment the parties agreed to amend the royalty rates payable to BMS based on net sales of products subject to the BMS License Agreement.
On December 19, 2024, the Company entered into the Divestiture Agreement with KAKEN, KAKEN PHARMACEUTICAL CO., LTD, and Aadi Subsidiary. As part of its purchase of the FYARRO Business, KAKEN acquired the rights and responsibilities under the BMS License Agreement. Refer to Note 15 for more information on the sale of Aadi Subsidiary.
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
On June 27, 2022, the Company received written notice from EOC that EOC elected to terminate the EOC License Agreement, effective immediately, due to alleged material breaches by the Company under such agreement. The Company disputed EOC’s allegations of material breach. On September 26, 2024, the arbitration panel issued a Final Award which, among other things, found and concluded that the Company did not breach the EOC License Agreement and accordingly it is not liable for any damages to EOC.
8. Stockholders' Equity
Preferred Stock
As of December 31, 2024 and 2023, under the Company’s certificate of incorporation, as amended and restated, the Company has 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital with no shares outstanding.
Common Stock and Pre-Funded Warrants
As of December 31, 2024 and 2023, the Company had 300,000,000 shares of authorized common stock with a par value of $0.0001 per share under the Company’s certificate of incorporation, as amended and restated. As of December 31, 2024 and 2023, the shares of common stock outstanding were 24,680,708 and 24,554,205, respectively.
In March 2022, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company LLC ("Cowen"), with respect to an “at the market offering” program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $75.0 million through Cowen as its sales agent. The Company will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of December 31, 2024, no shares of common stock had been sold pursuant to the Sales Agreement.
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
On September 26, 2022, the Company and the 2022 PIPE Investors entered into a Registration Rights Agreement (the "2022 PIPE Registration Rights Agreement") providing for the registration for resale of the securities sold under the Purchase Agreement, including the shares issuable upon the exercise of the Pre-Funded Warrants, that are not then registered on an effective registration statement, pursuant to a registration statement filed with the SEC. The Pre-Funded Warrants meet the criteria to be classified within stockholders’ equity. As of December 31, 2024, all Pre-Funded Warrants are still outstanding.
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
As a result of the evergreen increase, a total of 987,228 shares of common stock were added to the 2021 Plan on January 1, 2025 and 982,168 shares of common stock were added to the 2021 Plan on January 1, 2024.
Shares issuable under the 2021 Plan are authorized, but unissued, or reacquired shares of common stock. If an award expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program, or, with respect to restricted stock, restricted stock units, performance units or performance shares, is forfeited to or repurchased by the combined company due to failure to vest, the unpurchased shares (or for awards other than stock options or stock appreciation rights, the forfeited or repurchased shares) will become available for future grant or sale under the 2021 Plan (unless the 2021 Plan has terminated). See Note 16 for information to the amendment and restatement of the 2021 Plan.
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
As of December 31, 2024, 193,452, 15,036, 4,508,018, and 490,000 shares were outstanding under the Private Aadi Plan, 2017 Plan, 2021 Plan, and 2023 Inducement Plan, respectively. As of December 31, 2024, no shares were outstanding under the 2011 Plan.
The following table summarizes the stock option activity during the year ended December 31, 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2024	4,579,659	$14.11	8.37	$25
Granted	1,522,907	1.88
Exercised	—	—
Cancelled/Forfeited	(1,091,446)	11.82
Expired	(61,104)	16.96
Outstanding as of December 31, 2024	4,950,016	$10.82	7.99	$1,818
Options exercisable as of December 31, 2024	2,830,913	$13.82	7.51	$593
Vested and expected to vest as of December 31, 2024	4,950,016	$10.82	7.99	$1,818
As of December 31, 2024, there was $9.9 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.8 years.
No options were exercised during the year ended December 31, 2024. The total intrinsic value of the options exercised during the year ended December 31, 2023 was $0.2 million.
As of December 31, 2024, 1,013,055 shares were reserved for issuance for new awards under the 2021 Plan. As of December 31, 2024, 110,000 shares were reserved for issuance for new awards under the 2023 Inducement Plan.

Restricted Stock Units
Restricted stock consists of restricted stock unit awards (RSUs) which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. Employee grants vest over four years. Forfeitures of RSUs are recognized as they occur. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock. The total fair value of RSUs that vested was $0.1 million for 2024. No RSUs vested in 2023.
Activity with respect to the Company’s restricted stock units during the year ended December 31, 2024 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2023	32,558	$4.30
Granted	308,700	1.92
Vested/Issued	(32,558)	4.30
Forfeited	(52,210)	1.92
Nonvested shares at December 31, 2024	256,490	$1.92
As of December 31, 2024, there was $0.4 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 3.2 years.
Compensation Expense Summary
The Company recognized the following compensation cost related to employee and non-employee share-based compensation activity for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Selling, general and administrative	$6,782	$7,450
Research and development	4,057	4,504
Total	$10,839	$11,954
The Company uses the Black-Scholes option pricing model to determine the estimated fair value for share-based option awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Forfeitures are recognized and accounted for as they occur.
The calculation was based on the following assumptions:

	Year Ended December 31,
	2024	2023
Weighted average grant date fair value (per share)	$1.41	$6.83
Risk-free interest rate	4.13% - 4.47%	3.42% - 4.67%
Expected volatility	88.29% - 91.46%	89.94% - 101.49%
Expected term (in years)	5.0 - 6.1	5.2 - 6.1
Expected dividend yield	—	—
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
Merger Warrants to Purchase Common Stock
The Company had warrants outstanding for the purchase of 29,167 shares of the Company’s common stock at December 31, 2023, such warrants, however, expired on October 24, 2024. These warrants were assumed in the Merger and were issued by Aerpio in October 2019, for the purchase of 40,000 shares (after taking into account the reverse stock split of the Company's common stock at a ratio of 15:1 effected on August 26, 2021 immediately prior to the closing of the merger (the "Reverse Stock Split")) of the Company’s common stock at an exercise price of $7.29 per share (after taking into account the Reverse Stock Split). At the grant date, the fair value of these awards was determined using a Black-Scholes option pricing model. These warrants were fully vested as of the date of the Merger. No warrants were exercised during the year ended December 31, 2024.
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
An aggregate of 519,563 shares of common stock was initially reserved for issuance under the 2021 ESPP. The number of shares of common stock available for issuance under the 2021 ESPP is increased on the first day of each fiscal year beginning with the 2022 fiscal year in an amount equal to the least of:
•310,617 shares of common stock;
•one percent (1%) of the outstanding shares of all classes of common stock on the last day of the immediately preceding fiscal year; or
•an amount to be determined by the board of directors or its designated committee no later than the last day of the immediately preceding fiscal year.
As a result of the increase, a total of 246,807 shares of common stock were added to the 2021 ESPP on January 1, 2025. On January 1, 2024, 245,542 shares of common stock were added to the 2021 ESPP. Shares of common stock issuable under the 2021 ESPP will be authorized, but unissued, or reacquired shares of common stock. If the Company’s capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the 2021 ESPP will be appropriately adjusted. The Company opened enrollment into the ESPP in May 2022.
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
The calculation was based on the following assumptions:

	Year Ended December 31,
	2024	2023
Strike price (per share)	$1.56 - $4.00	$4.00 - $5.98
Risk-free interest rate	5.40% - 5.41%	5.24% - 5.41%
Expected volatility	60.99% - 139.99%	60.99% - 176.11%
Expected term (in years)	0.5	0.5
Expected dividend yield	—	—

As of December 31, 2024 and 2023, 810,743 and 659,146 shares of common stock were available for issuance under the 2021 ESPP, respectively. The Company had an outstanding liability of $37,000 and $0.1 million at December 31, 2024 and 2023, respectively, which will be recognized over six months. During the years ended December 31, 2024 and 2023, 93,945 and 77,565 shares were issued under the 2021 ESPP, respectively.
11. Employee Retirement Plan
The Company maintains a 401(k) plan (the “401k Plan”) created in 2015 for the benefit of its employees. All employees who have attained the age of 21 are eligible to participate in the 401k Plan as of the first entry date, as defined by the 401k Plan document, following the employment date. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary. Contributions of $0.6 million and $0.7 million were made during the years ended December 31, 2024 and 2023.
12. Income Taxes
The Company recorded no income tax expense or benefit for the years ended December 31, 2024 and 2023. The Company continues to maintain a full valuation allowance.
A reconciliation of the statutory federal income tax with the provision for income taxes are as follows:

	Year Ended December 31,
	2024	2023
Federal tax at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	2.7	3.4
Other permanent items	(2.2)	(0.9)
Change in tax rate	0.2	1.3
Investment in subsidiary	53.6	—
Officers compensation	(2.1)	(0.7)
Research credit	4.9	5.4
Change in valuation allowance	(78.1)	(29.5)
Effective tax rate	—%	—%
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$49,184	$43,686
Research and development tax credits	11,796	8,734
Section 174 capitalized research expense	20,061	14,153
Investment in subsidiary	34,112	—
Other	7,135	6,131
Total deferred tax assets	122,288	72,704
Valuation allowance	(121,898)	(72,144)
Total gross deferred tax assets, net of valuation allowance	390	560
Deferred tax liabilities:
Other	(390)	(560)
Total gross deferred tax liabilities	(390)	(560)
Net deferred tax assets (liabilities)	$—	$—
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
As of December 31, 2024, the Company has federal and state net operating loss (“NOL”) carryforwards of $207.0 million and $118.2 million, respectively. Of the amount of federal and state NOL carryforwards, $162.8 million and $30.9 million, respectively, can be carried forward indefinitely. The remaining federal and state NOL carryforwards begin to expire in 2030 and 2037, respectively, unless previously utilized. The Company also has federal and state research credit carryforwards of approximately $12.1 million and $4.0 million, respectively, as of December 31, 2024. The federal and New Jersey research credit carryforwards will begin to expire in 2037 and 2027, respectively, unless previously utilized. The California research and development (“R&D”) credit will carry forward indefinitely. The increase in the valuation allowance is $49.8 million and $19.4 million for the years ended December 31, 2024 and 2023, respectively.
Pursuant to Section 382 and 383 of the Internal Revenue Code (“IRC”), utilization of the Company’s NOL carryforwards and R&D credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of NOL carryforwards and R&D credits prior to utilization. The Company has completed an IRC section 382 analysis through December 31, 2023 and has identified ownership changes occurred on August 26, 2021 and February 28, 2017. These ownership changes will impose annual limits on the amounts of NOLs and R&D credits available at the ownership change dates, however assuming the Company does not experience future ownership changes and there is adequate taxable income to absorb the existing NOLs and R&D credits, none of these existing tax attributes are projected to expire before utilization. Future ownership changes occurring subsequent to December 31, 2023 may cause NOL and R&D credit carryforwards to expire unused and, if so, such tax attributes will be removed from the deferred tax asset table above.
During the year ended December 31, 2024, the Company recorded a deferred tax asset of $34.1 million for the excess of its tax over financial reporting basis in its subsidiary as the Company has assessed that it is probable the excess tax basis related to this investment will reverse within the next twelve months.
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
The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Balance at the beginning of year	$4,597	$3,380
Increase related to prior year positions	71	235
Increase related to current year positions	703	982
Balance at the end of year	$5,371	$4,597
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
The Company had no accrued interest and no penalties related to income tax matters in the Company’s balance sheet as of December 31, 2024 and has not recognized interest or penalties in the Company’s statement of operations and loss for the year ended December 31, 2024. Further, the Company is not currently under examination by any federal, state or local tax authority.
13. Commitments and Contingencies
Litigation
From time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. As of December 31, 2024, the Company was not a party to any material legal proceedings and is not aware of any other proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.
Purchase Commitments
The Company has ongoing contracts with vendors for clinical trials and contract manufacturing. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of $3.6 million and $5.7 million for expenditures incurred by clinical and contract manufacturing vendors as of December 31, 2024 and 2023, respectively.
At December 31, 2024 the Company was party to a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as amended effective as of August 1, 2022, March 31, 2024, and July 31, 2024 (the "Fresenius Agreement"), with Fresenius Kabi that contains specific activities including non-cancellable commitments, minimum purchase commitments, and binding annual forecasts. As of December 31, 2024, there were non-cancellable purchase commitments under the Fresenius Agreement related to the purchase of inventory for $2.7 million to be paid in 2025.
On December 19, 2024, the Company entered into the Divestiture Agreement) with KAKEN, KAKEN PHARMACEUTICAL CO., LTD, and Aadi Subsidiary. As part of its purchase of the FYARRO Business, KAKEN acquired the rights and responsibilities under the BMS License Agreement. Refer to Note 15 for more information on the sale of Aadi Subsidiary.
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
For the year ended December 31, 2024, the Company incurred $1.1 million in expenses related to the Mirati collaboration. For the year ended December 31, 2023, the Company incurred $0.9 million in expenses related to the Mirati collaboration.
WuXi Biologics License Agreement
On December 19, 2024, the Company entered into an Intellectual Property License Agreement (the “License Agreement”) with WuXi Biologics (Shanghai FX) Co., Ltd. (“WuXi Biologics”) for exclusive rights to certain patents and know-how pertaining to WuXi Biologics’ preclinical antibody drug conjugate programs leveraging Hangzhou DAC Biotechnology Co., Ltd.’s (“Hangzhou DAC”) linker-payload technology targeting each of Mucin-16 (“MUC16”), Protein Tyrosine Kinase 7 (“PTK7”) and Seizure Related 6 Homolog (“SEZ6”) (each an “ADC Therapy,” and collectively, the “ADC Therapies”). Under the License Agreement, the Company paid WuXi Biologics a non-refundable, partial upfront payment of $6.0 million on December 20, 2024. An additional non-refundable, upfront payment of $38.0 million is due within one-hundred twenty (120) days after the effective date of the License Agreement for the rights and licenses granted to the Company by WuXi Biologics. In accordance with the License Agreement, WuXi Biologics is eligible to receive from the Company (a) up to an aggregate of $265.0 million upon the achievement of certain development milestones, and (b) up to an aggregate of $540.0 million upon the achievement of certain commercial milestones, across all ADC Therapies. WuXi Biologics is also entitled to running royalties during the agreed upon royalty term ranging from low-single-digit to upper-single-digit percentages of annual net sales of licensed products in the territory.
14. Restructuring
On August 21, 2024, the Company announced a restructuring plan to reduce the Company’s workforce by approximately 32% in response to the Company's announcement on August 20, 2024 that it planned to halt the registration-intended PRECISION1 trial of nab-sirolimus in patients with solid tumors harboring TSC1 or TSC2 inactivating alterations. The Company recorded a total restructuring charge of $2.6 million, which consists of one-time termination benefits such as severance costs and related benefits. For the year ended December 31, 2024, the Company made cash payments related to the restructuring of $1.1 million. As of December 31, 2024, the $1.5 million of one-time termination benefits remain payable and are recorded within the accrued liabilities and other liabilities line items on the Company's balance sheet. Restructuring payments commenced in September 2024 and will extend through March 2026.

15. Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has identified its Chief Executive Officer as the chief operating decision maker and the Company views its operations and manages its business in one operating segment, applying technology to efficiently deliver improved therapies for people living with difficult-to-treat cancer, as well as research, clinical, and commercial pharmaceutical development. The CODM assesses performance for the Company's single operating segment and decides how to allocate resources primarily based on research and development expenses incurred, which is a component of the Company's consolidated net loss as reported on the consolidated statement of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total consolidated assets. Further, segment depreciation expense and segment asset additions are consistent with consolidated amounts reported within the consolidated statement of cash flows given the Company's operations are aggregated within a single reportable segment. The Company's revenues are derived by FYARRO. All the assets and operations of the Company’s sole operating and reportable segment are located in the United States.
Significant segment expenses which are regularly reported to the CODM for purposes of making decisions regarding the allocation of resources are included within the table below and are reconciled to consolidated net loss (in thousands):

	Year Ended December 31,
	2024	2023
Product sales, net	$25,983	$24,354
Less:
FYARRO - research and development expenses	34,338	39,693
FYARRO - contract manufacturing expenses	10,692	9,236
In process research and development expenses	6,000	—
FYARRO - commercial and marketing expenses	2,130	7,881
Finance and accounting expenses (1)	11,758	12,216
Legal expenses	7,437	8,709
Other segment items (2)	21,244	18,784
Interest income	(3,925)	(6,400)
Net loss	$(63,691)	$(65,765)
(1) Finance and accounting expenses primarily include shared-based compensation, insurance, salaries and wages, and other outside consulting services.
(2) Other segment items primarily include other SGA departmental expenses, cost of sales, restructure costs, interest expense, and foreign exchange loss.

16. Subsequent Events
Divestiture of FYARRO
On December 19, 2024, the Company entered into the Divestiture Agreement with KAKEN, KAKEN PHARMACEUTICAL CO., LTD, and Aadi Subsidiary for the sale to KAKEN of 100% of the outstanding shares of capital stock of Aadi Subsidiary and thereby all of Whitehawk’s assets related to its FYARRO (sirolimus protein-bound particles for injectable suspension) (albumin-bound) program. Per the terms and subject to the conditions of the Divestiture Agreement, KAKEN paid to the Company a cash payment of $102.4 million (following applicable purchase price adjustments under the Divestiture Agreement) at the closing of the FYARRO Divestiture on March 25, 2025.
PIPE Financing
On December 19, 2024, the Company entered into the Subscription Agreement with PIPE Investors, pursuant to which the Company agreed to sell to the PIPE Investors (i) 21,592,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $2.40 per share, and (ii) 20,076,500 Pre-Funded Warrants, at a purchase price of $2.3999 per Pre-Funded Warrant, for aggregate gross proceeds of $100.0 million. The PIPE financing closed on March 4, 2025.
Amendment and Restatement of the Company's 2021 Equity Incentive Plan
On February 28, 2025 the Company’s stockholders approved the amendment and restatement of the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) to (i) increase the number of shares available for future grant under the 2021 Plan from 2,000,284 shares to 8,300,284 shares and (ii) increase the 2021 Plan’s default annual automatic share reserve increase occurring on January 1 of each year from 4% of outstanding shares on the last day of the immediately preceding fiscal year to 5%. Upon stockholder approval, such amendment and restatement of the 2021 Plan became effective. See Note 9 for additional information on the 2021 Plan.

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
In connection with the preparation of this Annual Report for the year ended December 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and President, and Chief Financial Officer has concluded based upon the evaluation described above that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision of and with the participation of our principal executive and financial officer, our management conducted an evaluation of the effectiveness, as of December 31, 2024, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The other information required by this item is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders (the “Definitive Proxy Statement”).
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website, which is located at www.whitehawktx.com. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website, or in a current report on Form 8-K as may be required by law.
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

2.2
Stock Purchase Agreement, dated December 19, 2024, among Aadi Bioscience, Inc., KAKEN INVESTMENTS INC., KAKEN PHARMACEUTICAL CO., LTD., and Aadi Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on December 20, 2024).

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on March 18, 2025).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on March 18, 2025).

4.1*	Description of Registrant's Capital Stock.

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38560) filed with the SEC on September 22, 2022).

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on December 20, 2024).

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

10.5*#	Whitehawk Therapeutics, Inc. 2021 Equity Incentive Plan.

10.6*#	Form of Stock Option Agreement under the Whitehawk Therapeutics, Inc. 2021 Equity Incentive Plan.

10.7*#	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on August 27, 2021).

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

10.11#	Senior Cash Incentive Bonus Plan. (incorporated by reference to Exhibit 10.15 in the Registrant’s Annual Report on Form 10-K (File No. 000-53057) filed with the SEC on March 15, 2017).

10.12
Sales Agreement, dated as of March 17, 2022, by and between Aadi Bioscience, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on March 17, 2022).

10.13*#	Form of Restricted Stock Unit Award Agreement under the Whitehawk Therapeutics, Inc. 2021 Equity Incentive Plan.

10.14#
Executive Employment Agreement, dated September 29, 2023, by and between David J. Lennon and Aadi Bioscience, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K with the SEC on October 2, 2023).

10.15*#	Whitehawk Therapeutics, Inc. 2023 Inducement Equity Incentive Plan.

10.16*#	Form of Whitehawk Therapeutics, Inc. 2023 Inducement Equity Incentive Plan Stock Option Agreement.

10.17#
Amended and Restated Outside Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38560) filed with the SEC on August 7, 2024).

10.18#
Executive Employment Agreement, dated July 22, 2022, by and between Bryan E. Ball and Aadi Bioscience, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38560) filed with the SEC on August 7, 2024).

10.19#
Form of Retention Bonus Letters with executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on September 19, 2024).

10.20#
Transition Agreement and Release by and between Neil Desai and Aadi Bioscience, Inc., dated October 16, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38560) filed with the SEC on November 6, 2024).

10.21#
Transition Agreement and Release by and between Loretta Itri and Aadi Bioscience, Inc., dated September 16, 2024 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38560) filed with the SEC on November 6, 2024).

10.22
Form of Voting and Support Agreement, dated as of December 19, 2024, among KAKEN INVESTMENTS INC., Aadi Bioscience, Inc. and the stockholder of Aadi Bioscience, Inc. party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on December 20, 2024).

10.23
Subscription Agreement, dated December 19, 2024, and each purchaser identified on Exhibit A thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on December 20, 2024).

10.24
Registration Rights Agreement, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on March 4, 2025).

10.25*+	Intellectual Property License Agreement between Aadi Bioscience, Inc. and WuXi Biologics (Shanghai FX) Co., Ltd., dated December 19, 2024.

10.26*#	Executive Employment Agreement, dated February 18, 2025, by and between David Dornan, PhD and Aadi Bioscience, Inc.

19.1*	Whitehawk Therapeutics, Inc. Insider Trading Policy

21.1*	List of Subsidiaries of Registrant

23.1*	Consent of BDO USA P.C.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Aadi Bioscience, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38560) filed with the SEC on March 13, 2024).

101.INS	IXBRL Inline Instance Document

101.SCH	IXBRL Inline Taxonomy Extension Schema Document

101.CAL	IXBRL Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	IXBRL Inline Taxonomy Extension Definition Linkbase Document

101.LAB	IXBRL Inline Taxonomy Extension Label Linkbase Document

101.PRE	IXBRL Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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

WHITEHAWK THERAPEUTICS, INC.

Date: March 27, 2025	By:	/s/ David J. Lennon
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

Name	Title	Date

/s/ David J. Lennon	Chief Executive Officer and President and Director (Principal Executive Officer)	March 27, 2025
David J. Lennon, Ph.D.

/s/ Scott Giacobello	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2025
Scott Giacobello

/s/ Caley Castelein	Chairman	March 27, 2025
Caley Castelein, M.D.

/s/ Behzad Aghazadeh	Director	March 27, 2025
Behzad Aghazadeh, Ph.D.

/s/ Anupam Dalal	Director	March 27, 2025
Anupam Dalal, M.D.

/s/ Neil Desai	Director	March 27, 2025
Neil Desai, Ph.D.

/s/ Karin Hehenberger	Director	March 27, 2025
Karin Hehenberger, M.D., Ph.D.

/s/ Mohammad Hirmand	Director	March 27, 2025
Mohammad Hirmand, M.D.

/s/ Richard Maroun	Director	March 27, 2025
Richard Maroun, J.D.

/s/ Emma Reeve	Director	March 27, 2025
Emma Reeve

/s/ Baiteng Zhao, Ph.D.	Director	March 27, 2025
Baiteng Zhao, Ph.D.