Form 10-Q
period 2025-03-31
Whitehawk Therapeutics, Inc.
filed 2025-05-08
CIK 1422142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-38560
______________________________________
WHITEHAWK THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in its Charter)
______________________________________

Delaware	61-1547850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Headquarters Plaza, East Building, 11th Floor Morristown, NJ	7960
(Address of principal executive offices)	(Zip Code)
(551) 321-2234 (Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, the registrant had 47,109,293 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
WHITEHAWK THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$227,569	$28,670
Short-term investments	3,493	18,567
Accounts receivable, net	—	5,903
Inventory	—	5,311
Prepaid expenses and other current assets	1,552	2,836
Total current assets	232,614	61,287
Property and equipment, net	25	6,846
Operating lease right-of-use assets	—	787
Other assets	1,363	1,399
Total assets	$234,002	$70,319

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,657	$2,159
Accrued liabilities	8,617	14,647
Operating lease liabilities, current portion	—	268
Total current liabilities	12,274	17,074
Operating lease liabilities, net of current portion	—	565
Other liabilities	—	202
Total liabilities	12,274	17,841
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 46,784,618 and 24,680,708 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	4	2
Additional paid-in capital	481,361	385,114
Accumulated other comprehensive income	1	16
Accumulated deficit	(259,638)	(332,654)
Total stockholders’ equity	221,728	52,478
Total liabilities and stockholders’ equity	$234,002	$70,319
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEHAWK THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share data and earnings per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Product sales, net	$7,145	$5,353
Total revenue	7,145	5,353
Operating expenses
Selling, general and administrative	12,815	10,620
Research and development	8,788	13,593
Cost of goods sold	760	652
Total operating expenses	22,363	24,865
Loss from operations	(15,218)	(19,512)
Other income (expense)
Gain on sale of business	87,443	—
Foreign exchange loss	—	(1)
Interest income	791	1,282
Interest expense	—	(58)
Total other income (expense), net	88,234	1,223
Net income (loss)	$73,016	$(18,289)
Other comprehensive income (loss):
Unrealized loss on investments, net of tax	(15)	(35)
Comprehensive income (loss)	73,001	(18,324)
Net income (loss) per share:
Basic	$1.84	$(0.68)
Diluted	$1.83	$(0.68)
Weighted average shares outstanding:
Basic	39,640,826	26,980,698
Diluted	39,932,539	26,980,698
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEHAWK THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, including share amounts)
(Unaudited)

	For the Three Months Ended March 31, 2025
	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2024	24,681	$2	$385,114	$16	$(332,654)	$52,478
Share-based compensation expense	—	—	1,680	—	—	1,680
Issuance of common stock upon exercise of warrants	426	—	—	—	—	—
Issuance of common stock upon exercise of stock options	22	—	21	—	—	21
Issuance of common stock in conjunction with vesting of restricted stock units	63	—	—	—	—	—
Private placement, net of transaction costs	21,592	2	94,546	—	—	94,548
Unrealized loss on investments, net of tax	—	—	—	(15)	—	(15)
Net income	—	—	—	—	73,016	73,016
Balance at March 31, 2025	46,784	$4	$481,361	$1	$(259,638)	$221,728

	For the Three Months Ended March 31, 2024
	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2023	24,554	$2	$374,129	$27	$(268,963)	$105,195
Share-based compensation expense	—	—	3,589	—	—	3,589
Unrealized loss on investments, net of tax	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(18,289)	(18,289)
Balance at March 31, 2024	24,554	$2	$377,718	(8)	$(287,252)	$90,460
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEHAWK THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$73,016	$(18,289)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	1,680	3,589
Gain on sale of business	(87,443)	—
Discount amortization on short-term investments	19	(422)
Non-cash interest expense	—	58
Non-cash lease expense	74	115
Depreciation expense	57	50
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	555
Inventory	170	490
Prepaid expenses and other current assets	765	953
Other non-current assets	114	138
Operating lease liabilities	(89)	(126)
Accounts payable and accrued liabilities	975	(6,764)
Other liabilities	(202)	—
Net cash used in operating activities	(11,864)	(19,653)
Cash flows from investing activities:
Proceeds from sale of business, net cash, cash equivalents, and restricted cash	101,356	—
Purchases of property and equipment	(551)	(739)
Purchase of short-term investments	—	(7,646)
Maturity of short-term investments	14,693	18,940
Net cash provided by investing activities	115,498	10,555
Cash flows from financing activities:
Proceeds from sale of common stock and prefunded warrants in PIPE financing	100,002	—
Issuance of common stock upon exercise of stock options	21	—
Payment of PIPE financing related transaction costs	(4,822)	—
Deferred offering costs paid for financing	—	(10)
Net cash provided by (used in) financing activities	95,201	(10)
Net decrease in cash, cash equivalents and restricted cash	198,835	(9,108)
Cash, cash equivalents and restricted cash at beginning of period	28,734	62,952
Cash, cash equivalents and restricted cash, end of period	$227,569	$53,844

Supplemental disclosure of cash flow information:
Interest paid during the period	$—	$58
Supplemental disclosure of non-cash activities:
Costs incurred in connection with Private Placement included in accounts payable	$632	$—
Deferred transaction costs included in accounts payable and accrued liabilities	$167	$—
Accrued property and equipment	$—	$540
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Nature of Organization and Operations
Whitehawk Therapeutics, Inc. (the "Company") is an oncology therapeutics company applying advanced technologies to established tumor biology that are intended to efficiently deliver improved cancer treatments. The Company has a deep experience in chemistry, formulation, and drug delivery, as well as research, clinical, and commercial pharmaceutical development, and taking product candidates from the clinic to approval, launch, and commercialization.
Current ADC Business
On December 19, 2024, the Company entered into an intellectual property license agreement (the “WuXi License Agreement”) with WuXi Biologics (Shanghai FX) Co., Ltd. (“WuXi Biologics”) for the development and global commercialization of a portfolio of three next generation antibody drug conjugates (“ADCs”) targeting clinically validated, broadly overexpressed tumor antigens in high potential cancer indications with significant unmet need. Refer to Note 12 for further information on the WuXi Biologics License Agreement and its terms.
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
Company Name Change.
In connection with the FYARRO Divestiture, the Company changed its name from "Aadi Bioscience, Inc." to "Whitehawk Therapeutics, Inc." and the Company changed its ticker symbol on the Nasdaq Capital Market to "WHWK".
Merger with Aerpio Pharmaceuticals, Inc.
On August 26, 2021 (the “Closing Date”), the Company completed its business combination with Aadi Subsidiary, Inc. (f/k/a Aadi Bioscience, Inc., or “Private Aadi”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated May 16, 2021, by and among the Company, Aspen Merger Subsidiary, Inc. (“Merger Sub”) and Private Aadi (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private Aadi, with Private Aadi surviving as a wholly owned subsidiary of the Company (the “Reverse Merger”) until the FYARRO Divestiture.
Liquidity
Since inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations. Prior to the FYARRO Divestiture, the Company also realized revenues from the commercial sale of FYARRO.
The Company has experienced net losses since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $259.6 million as of March 31, 2025 and net income of $73.0 million and a net loss of $18.3 million for the three months ended March 31, 2025 and 2024, respectively. The net income recorded as of March 31, 2025 is primarily attributable to the gain on sale related to the FYARRO Divestiture. Prior to the FYARRO Divestiture, these operating losses were funded primarily from outside sources of invested capital through the issuance of convertible promissory notes, grant funding, the sale of securities, and proceeds from license agreements.
The Company had cash, cash equivalents and short-term investments of $231.1 million at March 31, 2025. The Company paid $38.0 million, the balance of the up-front license fee, plus a 6% VAT fee on April 16, 2025 to Wuxi Biologics for the

in-licensing of Mucin-16 (“MUC16”), Protein Tyrosine Kinase 7 (“PTK7”) and Seizure Related 6 Homolog (“SEZ6”) (each an “ADC Therapy,” and collectively, the “ADC Therapies”). Management believes the Company’s cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the issuance of these financial statements. If the Company is unable to achieve and maintain profitability, it will need additional financing to support its continuing operations and pursue its strategic objectives. Additional financing may be achieved through a combination of equity offerings and debt financing. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.
On March 17, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen as its sales agent for an at-the-marketing-offering. Any sales under the Sales Agreement may result in dilution to existing shareholders. As of March 31, 2025, no shares of common stock had been sold under this Sales Agreement.
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

The financial statements noted above reflect the financial position and results of operations of the Company, including Aadi Subsidiary, Inc., for the comparative periods prior to its sale on March 25, 2025. The transaction did not meet the criteria for discontinued operations under ASC 205-20, and therefore no reclassification has been made to prior period statements.

The condensed consolidated balance sheet as of March 31, 2025 excludes the assets and liabilities of Aadi Subsidiary, which were divested as of the sale date. Comparative information as of December 31, 2024 includes balances related to the divested business, such as accounts receivable, inventory, and customer concentration disclosures. The Company’s condensed consolidated financial statements are stated in U.S. dollars. See Note 14 for additional information.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025.
Risks and Uncertainties
Following the FYARRO Divestiture, the Company is a preclinical-stage biopharmaceutical company with a limited operating history and three preclinical products in development. The Company's ability to generate revenue and achieve profitability depends significantly on the ability to achieve several objectives relating to the discovery, development and commercialization of the ADC Therapies and any other product candidates that may be developed in the future.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on short-term investments. Comprehensive income (loss) has been reflected in the condensed consolidated statements of operations and comprehensive income (loss) for all periods presented.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s consolidated condensed financial statements and accompanying notes. In the opinion of management, all adjustments that are considered necessary for fair presentation have been included. The most significant estimates in the Company’s consolidated condensed financial statements relate to gross-to-net accruals, share-based compensation expense and accrued research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.
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
Customer Concentration
For the three months ended March 31, 2025, two customers represented 37% and 60% of the Company’s revenue. For the three months ended March 31, 2024, two customers represented 48% and 52% of the Company’s revenue.
Additionally, two customers accounted for 51% and 49% of net accounts receivable as of March 31, 2024. The Company did not have accounts receivable as of March 31, 2025. See Note 14 for further information.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid marketable securities purchased with original maturities of three months or less at the time of purchase date to be cash equivalents. Restricted cash consists of a letter of credit secured by restricted cash in connection with the Morristown, New Jersey office lease described in Note 6, and is included in other assets on the condensed consolidated balance sheets as of December 31, 2024. The Company did not have restricted cash as of March 31, 2025 as the Morristown lease was assumed by KAKEN.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$227,569	$28,670
Restricted cash, non-current	—	64
Total cash, cash equivalents and restricted cash	$227,569	$28,734
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
The carrying amounts of cash equivalents, accounts payable, and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items.
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
Accounts Receivable, Net
Accounts receivable are recorded net of customer allowances for chargebacks and allowance for credit losses. Allowance for chargebacks is based on contractual terms. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances and credit loss. Receivables are recorded to an allowance for credit loss when it is probable that amounts will not be collected based on terms of the customer contracts. Accounts receivable are net of $0.1 million, of customer allowances for chargebacks as of December 31, 2024. There were no allowances for credit losses and no receivables were written off for the periods ended March 31, 2025 and December 31, 2024. As of December 31, 2024, accounts receivable included balances associated with Aadi Subsidiary, Inc. which was sold on March 25, 2025. Accounts receivable related to Aadi Subsidiary was removed from the consolidated condensed balance sheet as of March 25, 2025. See Note 14 for more information.
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
As of December 31, 2024, inventory included balances associated with Aadi Subsidiary, Inc., which was sold on March 25, 2025. Inventory related to Aadi Subsidiary, Inc. was removed from the consolidated condensed balance sheet as of the sale date. See Note 14 for more information.
Details of inventory are presented as follows (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$—	$3,533
Work in process	—	—
Finished goods	—	1,778
Total	$—	$5,311
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
Details of property and equipment are presented as follows (in thousands):

	March 31, 2025	December 31, 2024
Computers and Software	$341	$470
Construction in process	—	6,590
Furniture and fixtures	36	65
Lab equipment	—	51
Leasehold improvements	—	133
Total	$377	$7,309
Accumulated depreciation	(352)	(463)
Property and equipment, net	$25	$6,846
Depreciation expense on property, plant, and equipment amounted to $57,000 and $50,000 for the three months ended March 31, 2025 and 2024, respectively.
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
Commitments and Contingencies
The Company recognizes a liability with regard to loss contingencies when it believes it is probable that a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of March 31, 2025 and December 31, 2024.

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
Revenue and allowances described above were recorded through the FYARRO divestiture date of March 25, 2025. The total amount deducted from gross product sales for the allowances described above for the three months ended March 31, 2025, and 2024, was $2.1 million and $1.1 million, respectively.

The following table sets forth the changes in the accrued revenue allowances (in thousands):

	As of March 31,
	2025	2024
Balance at beginning of period	$1,411	$1,065
Provision for current period sales	2,085	1,084
Payments	(1,686)	(1,292)
Allowances transferred in sale of Aadi Subsidiary, Inc.	(1,810)	—
Balance at end of period	$—	$857
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
Warrants
The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet the liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815”). If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40. In order for a warrant to be classified in stockholders’ equity, the warrant must be (a) indexed to the Company’s equity and (b) meet the conditions for equity classification in ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Equity. If a warrant does not meet the conditions for equity classification, it is carried on the consolidated balance sheet as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the statement of operations as change in fair value of warrants in other income (expense). If a warrant meets both conditions for equity classification, the warrant is initially recorded in additional paid-in capital on the consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value. The Company has classified its pre-funded warrants as equity.
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
Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Basic and diluted weighted average shares of common stock outstanding for the three months ended March 31, 2025, includes the weighted average effect of 20,076,500 and 2,426,493 Pre-Funded Warrants, which were issued in March 2025 and September 2022, respectively, for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.0001 per share. See Note 8 for more information on the Pre-Funded Warrants.
Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive.
For the three months ended March 31, 2025, options to purchase common stock totaling 3,435,449 shares, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. The Company incurred net losses for the three months ended March 31, 2024 and therefore did not include potentially dilutive common stock equivalents in the computation of diluted net loss per share.
The computations for basic and diluted EPS were as follows (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income (loss) for basic and diluted EPS	$73,016	$(18,289)

Weighted-average shares for basic EPS	39,640,826	26,980,698
Effect of dilutive stock options	192,692	—
Effect of dilutive restricted stock units	99,021	—
Weighted-average shares for diluted EPS	39,932,539	26,980,698

Net income (loss) per share:
Basic EPS	$1.84	$(0.68)
Diluted EPS	$1.83	$(0.68)
Recent Accounting Pronouncements
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

3. Fair Value Measurement
The following table sets forth the recurring fair value of the Company’s financial assets and liabilities, allocated into the Level 1, Level 2 and Level 3 hierarchy that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$227,319	$—	$—	$227,319
U.S. government treasury bills	1,517	—	—	1,517
Corporate bonds	—	1,976	—	1,976
Total financial assets	$228,836	$1,976	$—	$230,812

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$27,485	$—	$—	$27,485
U.S. government treasury bills	12,562	—	—	12,562
Commercial paper	—	1,744	—	1,744
Corporate bonds	—	4,261	—	4,261
Total financial assets	$40,047	$6,005	$—	$46,052
(1)Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
As of March 31, 2025, marketable securities had a contractual maturity of less than one year.
4. Short-Term Investments and Cash Equivalents
The following table summarizes the Company's short-term investments (in thousands):

		As of March 31, 2025
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$227,319	$—	$—	$227,319
U.S. government treasury bills	Less than 1	1,517	—	—	1,517
Corporate bonds	Less than 1	1,975	1	—	1,976
Total		$230,811	$1	$—	$230,812

		As of December 31, 2024
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$27,485	$—	$—	$27,485
U.S. government treasury bills	Less than 1	12,553	9	—	12,562
Commercial paper	Less than 1	1,743	1	—	1,744
Corporate bonds	Less than 1	4,256	5	—	4,261
Total		$46,037	$15	$—	$46,052

5. Accrued Liabilities
Details of accrued liabilities are presented as follows (in thousands):

	March 31, 2025	December 31, 2024
Accrued professional fees	$4,952	$5,157
Accrued salaries and payroll	639	2,681
Accrued restructuring charges	1,134	1,333
Accrued bonus	524	64
Accrued clinical	1,252	977
Accrued contract manufacturing	—	2,597
Accrued other - sales related	—	1,188
Accrued other	116	650
Total accrued liabilities	$8,617	$14,647
6. Operating Leases
In April 2019, the Company entered into a twenty-eight month facility lease agreement for office space in Pacific Palisades, California (the “Pacific Palisades Lease”). The Pacific Palisades Lease commenced on May 1, 2019, included four months of rent abatement and a rent escalation clause and was set to expire on August 31, 2021. In August 2021, the Company exercised its option to extend the term of the Pacific Palisades Lease for an additional three-year period and entered into an amendment to the lease agreement (the “Pacific Palisades Lease Amendment”). Pursuant to the Pacific Palisades Lease Amendment, the Company and the landlord agreed to extend the term for an additional period of three (3) years and six (6) months, until February 28, 2025, with an option to renew for an additional three (3) years in accordance with the terms of the Pacific Palisades Lease. Included in the Pacific Palisades Lease Amendment were nine months of rent abatement and a rent escalation clause. The Pacific Palisades Lease expired on February 28, 2025.
In April 2022, the Company entered into a lease agreement for office space in Morristown, New Jersey (the “Morristown Lease”). The Morristown Lease has a term of seventy-three months, unless terminated sooner, and includes rent abatement for the first three months and the forty-seventh and forty-eighth calendar months after lease commencement. Included in the Morristown Lease are fixed rent escalations of approximately 2% on each anniversary year of the lease term. In connection with the FYARRO Divestiture, KAKEN assumed the Morristown Lease. The Company has entered into a short-term sublease for six months with KAKEN and has elected the short-term lease exemption under ASC 842. As such, this lease is not recorded on the balance sheet. Lease payments made are recognized on a straight-line basis over the lease term in the income statement.
The following table summarizes information related to the Company’s leases (in thousands):

	March 31, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	$—	$787

Liabilities:
Operating lease liabilities, current	$—	$268
Operating lease liabilities, non-current	—	565
Total operating lease liabilities	$—	$833

Rent expense for the three months ended March 31, 2025 and 2024 is presented on the following table (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease rent expense	$74	$115
Cash paid for leases and included in operating cash flows for the three months ended March 31, 2025 and 2024 is presented on the following table (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid included in operating cash flows	$99	$126

7. License Agreements
Former Bristol-Myers Squibb Company License Agreement
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
Under the terms of the BMS License Agreement, BMS is entitled to receive royalties on net sales from licensed products under the agreement and any sublicense fees. During the three months ended March 31, 2025 and 2024, royalties on net product sales were $0.5 million and $0.4 million, respectfully. No payments related to sublicense fees were paid during the three months ended March 31, 2025 or 2024.
On August 30, 2021, the Company and BMS entered into Amendment No. 1 (the “Amendment”) to the BMS License Agreement related to certain intellectual property rights of BMS pertaining to the compound known as FYARRO. Under the terms of the Amendment, the Company paid BMS $5.8 million representing 50% of the previously outstanding payment obligation under the terms of the BMS License Agreement, following the effective time of the 2021 private investment in public equity financing (the “2021 PIPE Financing”). Pursuant to the terms of the Amendment, the remaining previously outstanding payment obligation of $5.8 million became due on the third anniversary of the effective time of the 2021 PIPE Financing, or August 26, 2024 plus any accrued and unpaid interest due thereon (the “Balloon Payment”). The Balloon Payment accrued interest, beginning August 26, 2021 until paid in full, at a rate equal to 4.00% per annum based on the weighted average amount outstanding during the applicable calendar quarter. which was payable quarterly in arrears. In accordance with the terms of the Amendment, the Company paid the outstanding payment obligation of $5.8 million by the due date.
As part of its purchase of the FYARRO Business, KAKEN acquired the Company's rights and responsibilities under the BMS License Agreement.
8. Stockholders’ Equity
Preferred Stock
As of March 31, 2025 and December 31, 2024, under the Company’s certificate of incorporation, as amended and restated, the Company has 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital with no shares outstanding.
Common Stock and Pre-Funded Warrants
As of March 31, 2025 and December 31, 2024, the Company had 300,000,000 shares of authorized common stock, par value of $0.0001 per share, under the Company's certificate of incorporation, as amended and restated. As of March 31, 2025 and December 31, 2024, the shares of common stock outstanding were 46,784,618 and 24,680,708, respectively.

In March 2022, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company LLC (“Cowen”), with respect to an “at the market offering” program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $75.0 million through Cowen as its sales agent. The Company will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of March 31, 2025, no shares of common stock had been sold pursuant to the Sales Agreement.
On September 22, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for a private investment in public equity financing (the “2022 PIPE Financing”) with certain investors (the “2022 PIPE Investors”) for the sale by the Company of (i) 3,373,526 shares of the Company’s common stock for a price of $12.50 per share and (ii) pre-funded warrants (the "Pre-Funded Warrants") to purchase an aggregate of 2,426,493 shares of the Company's common stock at a purchase price of $12.4999 per Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at an exercise price of $0.0001 and will be exercisable until exercised in full. The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise; provided, that the holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. The 2022 PIPE Financing closed on September 26, 2022. Aggregate net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the shares were $72.2 million.
On September 26, 2022, the Company and the 2022 PIPE Investors entered into a Registration Rights Agreement (the “2022 PIPE Registration Rights Agreement”) providing for the registration for resale of the securities sold under the Purchase Agreement, including the shares issuable upon the exercise of the Pre-Funded Warrants, that are not then registered on an effective registration statement, pursuant to a registration statement filed with the SEC. The Pre-Funded Warrants meet the criteria to be classified within stockholders’ equity. As of March 31, 2025, 2,000,037 Pre-Funded Warrants are still outstanding.
On December 19, 2024, the Company entered into the Subscription Agreement for a private investment in public equity financing (the "2024 PIPE Financing") with certain investors (the "2024 PIPE Investors"), pursuant to which the Company agreed to sell to the 2024 PIPE Investors (i) 21,592,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $2.40 per share, and (ii) 20,076,500 Pre-Funded Warrants, at a purchase price of $2.3999 per Pre-Funded Warrant, for aggregate net proceeds of $94.5 million, after deducting certain expenses incurred of $5.5 million related to the issuance of shares. The 2024 PIPE Financing was conditioned upon the Company's shareholders approving the transaction and closed on March 4, 2025 after such approval was obtained. The Pre-Funded Warrants are indexed to the Company's common stock and meet the conditions for equity classification in accordance with ASC 815-40. As such, the Pre-Funded Warrants are classified as additional paid-in capital within stockholders' equity on the Company's condensed consolidated balance sheets.
The Pre-Funded Warrants are exercisable at an exercise price of $0.0001 per share of the Company's common stock and will be exercisable until exercised in full. The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99%, at the election of the holder, of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. As of March 31, 2025, all 20,076,500 Pre-Funded Warrants are still outstanding.
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

9. Share-Based Compensation
2014 Plan (as amended and restated in February 2017, the “Private Aadi Plan”)
In connection with the Reverse Merger, the Company assumed the Private Aadi Plan, which was amended and restated in February 2017, and the issued and outstanding stock options under the Private Aadi Plan (the Private Aadi common stock underlying the awards was adjusted for shares of the Company’s common stock pursuant to the Merger Agreement). The Private Aadi Plan allowed for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock unit awards and other stock awards. In connection with the closing of the Reverse Merger and the adoption of the 2021 Plan (as defined below), no further awards will be issued under the Private Aadi Plan.
The options that are granted from the Private Aadi Plan are exercisable at various dates as determined upon grant and will expire no more than ten years from their date of grant. The Private Aadi Plan stock options generally vest over a four-year term.
2011 Plan and 2017 Plan
In connection with the closing of the Reverse Merger, the Company assumed the Aerpio 2011 Equity Incentive Plan (the “2011 Plan”) and the Aerpio 2017 Stock Option and Incentive Plan (the “2017 Plan,” and together with the 2011 Plan, the “Prior Plans”). No new awards will be granted under the Prior Plans effective as of the closing of the Reverse Merger and the adoption of the 2021 Plan (as defined below).
2021 Plan
At the closing of the Reverse Merger, the Company adopted the Aadi Bioscience, Inc. 2021 Equity Incentive Plan, which is now named the Whitehawk Therapeutics, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which permits the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance grants to employees, members of the board of directors, and outside consultants.
Subject to the adjustment provisions contained in the 2021 Plan and the evergreen provision described below, a total of 2,070,784 shares of common stock were initially reserved for issuance pursuant to the 2021 Plan. In addition, the shares reserved for issuance under the 2021 Plan include any shares of common stock (i) subject to awards of stock options or other awards granted under the Prior Plans that expire or otherwise terminate without having been exercised in full and shares of common stock granted under the Prior Plans that are forfeited or repurchased by the Company, and (ii) any shares of common stock subject to stock options or similar awards granted under the Private Aadi Plan that were assumed in the Reverse Merger (provided that the maximum number of shares that may be added to the 2021 Plan pursuant to this provision is 764,154 shares).
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
On February 28, 2025, the Company’s stockholders approved the amendment and restatement of the 2021 Plan to (i) increase the number of shares available for future grant under the 2021 Plan from 2,000,284 shares to 8,300,284 shares and (ii) increase the 2021 Plan’s default annual automatic share reserve increase occurring on January 1 of each year from 4% of outstanding shares on the last day of the immediately preceding fiscal year to 5%. Upon stockholder approval, such amendment and restatement of the 2021 Plan became effective.
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
As of March 31, 2025, 161,534, 15,036, 4,660,249, and 490,000 shares were outstanding under the Private Aadi Plan, 2017 Plan, 2021 Plan, and 2023 Inducement Plan, respectively.
The following table summarizes the stock option activity during the three months ended March 31, 2025:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	4,950,016	$10.82	7.99	$1,818
Granted	687,979	2.31
Exercised	(22,204)	0.95
Cancelled/Forfeited	(288,972)	11.52
Outstanding as of March 31, 2025	5,326,819	$9.72	8.06	$29
Options exercisable as of March 31, 2025	2,996,934	$13.26	7.41	$—
Vested and expected to vest as of March 31, 2025	5,326,819	$9.72	8.06	$29
As of March 31, 2025, there was $8.4 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.92 years.
The total intrinsic value of the options exercised during the three months ended March 31, 2025, and 2024, was $43,000 and $0, respectively
As of March 31, 2025, and December 31, 2024, 1,632,796 and 1,013,055 shares were reserved for future awards under the 2021 Plan, respectively. As of March 31, 2025 and December 31, 2024, 110,000 shares were reserved for future awards under the 2023 Inducement Plan.
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
Activity with respect to the Company’s restricted stock units during the three months ended March 31, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2024	256,490	$1.92
Granted	—	—
Vested/Issued	(63,250)	1.92
Forfeited	(31,519)	1.92
Nonvested shares at March 31, 2025	161,721	$1.92
As of March 31, 2025, there was $0.3 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 2.92 years.
Compensation Expense Summary
The Company recognized the following compensation cost related to employee and non-employee share-based compensation activity for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Selling, general and administrative	$983	$2,342
Research and development	697	1,247
Total	$1,680	$3,589
The Company uses the Black-Scholes option pricing model to determine the estimated fair value for share-based option awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Forfeitures are recognized and accounted for as they occur.
The calculation was based on the following assumptions:

	Three Months Ended March 31,
	2025	2024
Weighted average grant date fair value (per share)	$1.76	$1.43
Risk-free interest rate	4.02% - 4.02%	4.13% - 4.14%
Expected volatility	89.48% - 89.48%	89.22% - 91.46%
Expected term (in years)	6.1 - 6.1	5.0 - 6.1
Expected dividend yield	—	—
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
10. Employee Stock Purchase Plan
On August 17, 2021, a special meeting of the Company’s stockholders was held to approve the Reverse Merger and related matters, at which the Company's stockholders considered and approved the Company’s 2021 ESPP which permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month offering periods to purchase the Company's common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company's common stock on the first day of trading of the offering period or on the applicable purchase date. Upon approval of the 2021 ESPP by the stockholders, Aerpio’s Amended and Restated 2017 Employee Stock Purchase Plan terminated. An aggregate of 519,563 shares of common stock was initially reserved for issuance under the 2021 ESPP. The number of shares of common stock available for issuance under the 2021 ESPP is increased on the first day of each fiscal year beginning with the 2022 fiscal year in an amount equal to the least of (i) 310,617 shares of common stock, (ii) one percent (1%) of the outstanding shares of all classes of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount to be determined by the board of directors or its designated committee no later than the last day of the immediately preceding fiscal year. On January 1, 2025, 246,807 shares of common stock were added to the 2021 ESPP. Shares of common stock issuable under the 2021 ESPP will be authorized, but unissued, or reacquired shares of common stock. If the Company’s capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the 2021 ESPP will be appropriately adjusted. The Company opened enrollment into the ESPP in May 2022.
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
The calculation was based on the following assumptions:

Three Months Ended March 31, 2025
Strike price (per share)	$2.11
Risk-free interest rate	4.44%
Expected volatility	55.26%
Expected term (in years)	0.5
Expected dividend yield	—
As of March 31, 2025, and December 31, 2024, 1,057,550 and 810,743 shares of common stock were available for issuance under the 2021 ESPP, respectively. The Company had an outstanding liability of $0.1 million and $37,000 as of March 31, 2025, and December 31, 2024, respectively, which will be recognized over six months. No shares were issued under the 2021 ESPP during the three months ended March 31, 2025, and 2024, respectively.
11. Income Taxes
The Company recorded income tax expense of zero for the three months ended March 31, 2025 and 2024, respectively. The Company continues to maintain a full valuation allowance.
12. Commitments and Contingencies
Litigation
From time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
Purchase Commitments
The Company has ongoing contracts with vendors for clinical trials and contract manufacturing. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of $1.3 million and $3.6 million for expenditures incurred by clinical and contract manufacturing vendors as of March 31, 2025, and December 31, 2024, respectively.

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
For the three months ended March 31, 2025 and 2024, the Company incurred zero and $0.2 million in expenses related to the Mirati collaboration, respectively.
WuXi Biologics License Agreement
On December 19, 2024, the Company entered into an Intellectual Property License Agreement (the “License Agreement”) with WuXi Biologics (Shanghai FX) Co., Ltd. (“WuXi Biologics”) for exclusive rights to certain patents and know-how pertaining to WuXi Biologics’ preclinical antibody drug conjugate programs leveraging Hangzhou DAC Biotechnology Co., Ltd.’s (“Hangzhou DAC”) linker-payload technology targeting each of the ADC Therapies. Under the License Agreement, the Company paid WuXi Biologics a non-refundable, partial upfront payment of $6.0 million on December 20, 2024. An additional non-refundable, upfront payment of $38.0 million was due within one-hundred twenty (120) days after the effective date of the License Agreement for the rights and licenses granted to the Company by WuXi Biologics and was paid on April 16, 2025. The Company did not accrue the $38.0 million as of March 31, 2025 in accordance with the License Agreement because the Company was not obligated to pay WuXi Biologics the additional non-refundable, upfront payment, nor had any liability to WuXi Biologics with respect to the such payment, if the Company elected, in its sole discretion, not to make the additional upfront payment and continue with the License Agreement.

In accordance with the License Agreement, WuXi Biologics is eligible to receive from the Company (a) up to an aggregate of $265.0 million upon the achievement of certain development milestones, and (b) up to an aggregate of $540.0 million upon the achievement of certain commercial milestones, across all ADC Therapies. WuXi Biologics is also entitled to running royalties ranging from low-single-digit to upper-single-digit percentages of annual net sales of licensed products in the territory on a product-by product and region-by-region basis from the first commercial sale of the applicable licensed product in a particular region until the date which is the later of (i) expiration of the last to expire valid claim of a license patent in such region covering the sale of such licensed product in such region or (ii) ten years after the first commercial sale of such licensed product in such region.
Each party may terminate the License Agreement in its entirety, or on a program-by-program basis, as applicable, if the other party remains in material breach of the License Agreement following a cure period to remedy the material breach or if the other party is declared insolvent or in similar financial distress. In addition, WuXi Biologics may terminate the License Agreement on a program-by-program basis if the Company does not meet certain development due diligence milestones. The Company may terminate the License Agreement in its entirety, or on a program-by-program basis, as applicable, with or without cause.
13. Restructuring
On August 21, 2024, the Company announced a restructuring plan to reduce the Company’s workforce by approximately 32% in response to the Company's announcement on August 20, 2024 that it planned to halt the registration-intended PRECISION1 trial of nab-sirolimus in patients with solid tumors harboring TSC1 or TSC2 inactivating alterations. The Company recorded a total restructuring charge of $2.6 million, which consists of one-time termination benefits such as severance costs and related benefits. As of March 31, 2025, $1.1 million of one-time termination benefits remain payable and are recorded within the accrued liabilities on the Company's condensed consolidated balance sheet. As of December 31, 2024, $1.5 million of one-time termination benefits remain payable and are recorded within the accrued liabilities and other liabilities line items on the Company's condensed consolidated balance sheet. The Company paid $0.4 million of the liability during the three months ended March, 31, 2025. There were no restructuring charges for the three months ended, March 31, 2025 and 2024. Restructuring payments commenced in September 2024 and will extend through March 2026.
14. Divestiture of FYARRO
On December 19, 2024, the Company entered into the Divestiture Agreement with KAKEN, KAKEN PHARMACEUTICAL CO., LTD, and Aadi Subsidiary for the sale to KAKEN of 100% of the outstanding shares of capital stock of Aadi Subsidiary and thereby all of the Company’s assets related to the FYARRO Business. Per the terms and subject to the conditions of the Divestiture Agreement, KAKEN paid to the Company a cash payment of $102.4 million (following applicable purchase price adjustments under the Divestiture Agreement) at the closing of the FYARRO Divestiture on March 25, 2025.

We recorded a net gain on the sale of the divestiture of $87.4 million during the three months ended March 31, 2025 which has been recorded on the unaudited condensed consolidated statement of operations and comprehensive income (loss). The $87.4 million gain represents the aggregate consideration of $102.4 million, less the assets and liabilities transferred, which are listed below (in thousands):

March 25, 2025
Assets
Current assets:
Cash and cash equivalents	$(1,000)
Accounts receivable, net	(6,903)
Inventory	(5,141)
Prepaid expenses and other current assets	(866)
Total current assets	(13,910)
Property and equipment, net	(6,836)
Operating lease right-of-use assets	(707)
Other assets	(64)
Total assets	$(21,517)
Current liabilities:
Accounts payable	$(852)
Accrued liabilities	(4,951)
Operating lease liabilities, current portion	(201)
Total current liabilities	(6,004)
Operating lease liabilities, net of current portion	(536)
Total liabilities	(6,540)
Net assets disposed of	$(14,977)
The Company evaluated various qualitative and quantitative factors related to the disposition of the FYARRO Business and determined the transaction did not meet the criteria for discontinued operations under ASC 205-20, and therefore no reclassification has been made to prior period statements.
15. Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has identified its Chief Executive Officer as the chief operating decision maker and the Company views its operations and manages its business in one operating segment, applying advanced technologies to established tumor biology that are intended to efficiently deliver improved cancer treatments. The CODM assesses performance for the Company's single operating segment and decides how to allocate resources primarily based on research and development expenses incurred, which is a component of the Company's consolidated net income (loss) as reported on the consolidated statement of operations and comprehensive income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets. Further, segment depreciation expense and segment asset additions are consistent with consolidated amounts reported within the consolidated statement of cash flows given the Company's operations are aggregated within a single reportable segment. The Company's revenues relate to sales of FYARRO, which was divested as of March 25, 2025. All the assets and operations of the Company’s sole operating and reportable segment are located in the United States.
Significant segment expenses which are regularly reported to the CODM for purposes of making decisions regarding the allocation of resources are included within the table below and are reconciled to consolidated net loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Product sales, net	$7,145	$5,353
Less:
FYARRO - research and development expenses	5,313	10,271
FYARRO - contract manufacturing expenses	—	3,322
ADC assets - contract manufacturing	3,475	—
FYARRO - commercial and marketing expenses	294	601
Finance and accounting expenses (1)	3,216	3,692
Legal expenses	2,587	1,258
Other segment items (2)	7,478	5,780
Interest income	(791)	(1,282)
Gain on sale of business	(87,443)	—
Net loss	$73,016	$(18,289)
(1) Finance and accounting expenses primarily include shared-based compensation, insurance, salaries and wages, and other outside consulting services.
(2) Other segment items primarily include other SGA departmental expenses, cost of sales, interest expense, and foreign exchange loss.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains express or implied forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report may include, but are not limited to, statements about:
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
•the timing, progress and results of preclinical studies and clinical trials for our programs and product candidates (including our anticipated timing of submitting three investigational new drug (“IND”) applications for the ADC Therapies with the U.S. Food and Drug Administration by mid-2026), the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
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
•our belief that the ADC Therapies will be able to target cancers expressing specified tumor markers precisely and deliver the potent, cytotoxic Topoisomerase I ("TOPO1") inhibitor at the site of cancer;
•our view that we are positioned to unlock the high potential of the ADC Therapies due to our track record of strong execution of novel drug formulation, research, clinical development, and commercialization in oncology, combined with our deep understanding of antibody drug conjugates ("ADCs");
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ending December 31, 2024 filed with the SEC on March 28, 2025. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. You should read this Quarterly Report completely, including Part II, Item 1A (Risk Factors) of this Quarterly Report and the “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by our forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
References in the following discussion to “we,” “our,” “us,” or “Whitehawk” refer to Whitehawk Therapeutics, Inc.
Throughout this document we refer to FYARRO (nab-sirolimus, sirolimus protein-bound particles for injectable suspension (albumin-bound)) as FYARRO in the context of commercialization for the treatment of advanced malignant perivascular epithelioid cell tumor (PEComa), investigational use, our clinical trials, regulatory matters such as orphan drug designation, and our former agreements with Bristol-Myers Squibb Company and Mirati Therapeutics, Inc., all further discussed throughout this document.
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
We anticipate submitting three investigational new drug (“IND”) applications with the U.S. Food and Drug Administration (“FDA”) by mid-2026, starting with HWK-007 for the treatment of solid tumors, including non-small cell lung cancer (“NSCLC”) and ovarian cancer, in the fourth quarter of 2025; HWK-016 for the treatment of cancers of female origin in the fourth quarter of 2025; and HWK-206 for the treatment of cancers of neuroendocrine origin in mid-2026. With these three assets, we believe we have the ability to pursue multiple cancer indications with high potential in large addressable patient populations, including and beyond those indications currently expected to be targeted in the upcoming Phase 1 trials.
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
Legacy FYARRO Business.
For the periods presented and through the FYARRO Divestiture (as defined below), our lead drug product was FYARRO®. Nab-sirolimus is a potent inhibitor of the mTOR biological pathway with demonstrated anti-cancer activity in advanced malignant perivascular epithelioid cell tumor (“PEComa”), a rare cancer. We exclusively licensed FYARRO, previously called ABI-009, nab-sirolimus, from Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol-Myers Squibb Company (“BMS”). We refer to the development, production and commercial sale of FYARRO herein as the “FYARRO Business”. On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net product sales of $7.1 million and $5.4 million for the three months ended March 31, 2025 and 2024, respectively. See “Results of Consolidated Operations” for further discussion of our results.
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
Recent Developments
•License Agreement. On December 19, 2024, we entered into the License Agreement with WuXi Biologics for exclusive rights to certain patents and know-how pertaining to WuXi Biologics’ preclinical ADC Therapies leveraging Hangzhou DAC linker-payload technology targeting each of MUC16, PTK7 and SEZ6. Under the License Agreement, we paid WuXi Biologics a non-refundable, partial upfront payment of $6.0 million on December 19, 2024 and we paid an additional non-refundable, upfront payment of $38.0 million on April 16, 2025, in each case, for the rights and licenses granted to us by WuXi Biologics.
•PIPE Financing. On December 19, 2024, we entered into subscription agreements for a private investment in public equity financing (the "2024 PIPE Financing") with certain investors (the "2024 PIPE Investors") for the sale of (i) 21,592,000 shares of our common stock, par value $0.0001 per share, at a purchase price of $2.40 per share, and (ii) 20,076,500 pre-funded warrants, at a purchase price of $2.3999 per pre-funded Warrant, for aggregate net proceeds of $94.5 million. The 2024 PIPE Financing was approved by our stockholders on February 28, 2025 and closed on March 4, 2025.
•Divestiture of FYARRO. On December 19, 2024, we entered into the Divestiture Agreement with KAKEN for the sale to KAKEN of 100% of the outstanding shares of capital stock of Aadi Subsidiary and thereby all of our assets related to the FYARRO Business. Per the terms and subject to the conditions of the Divestiture Agreement, we received $102.4 million (following applicable purchase price adjustments under the Divestiture Agreement) from KAKEN in cash at the closing of the FYARRO Divestiture on March 25, 2025. As part of the FYARRO Divestiture, KAKEN acquired the rights to the Aadi Bioscience, Inc. name and any related trademark rights.
•Company Name Change. On March 18, 2025, in connection with the FYARRO Divestiture, we changed our name from "Aadi Bioscience, Inc." to "Whitehawk Therapeutics, Inc." and the ticker symbol for our common stock on the Nasdaq Capital Markets was changed to "WHWK".
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
•2021 Equity Incentive Plan. On February 28, 2025 our stockholders approved the amendment and restatement of the 2021 Plan to (i) increase the number of shares available for future grant under the 2021 Plan from 2,000,284 shares to 8,300,284 shares and (ii) increase the 2021 Plan’s default annual automatic share reserve increase occurring on January 1 of each year from 4% of outstanding shares on the last day of the immediately preceding fiscal year to 5%. Upon stockholder approval, such amendment and restatement of the 2021 Plan became effective.
WuXi Biologics License Agreement
On December 19, 2024, we entered into the License Agreement with WuXi Biologics for exclusive rights to certain patents and know-how pertaining to WuXi Biologics’ preclinical ADC Therapies leveraging Hangzhou DAC linker-payload technology targeting each of MUC16, PTK7 and SEZ6. Under the License Agreement, we paid WuXi Biologics a non-refundable, partial upfront payment of $6.0 million on December 19, 2024 and we paid an additional non-refundable, upfront payment of $38.0 million on April 16, 2025, in each case, for the rights and licenses granted to us by WuXi Biologics. In accordance with the License Agreement, WuXi Biologics is eligible to receive from us (a) up to an aggregate of $265.0 million upon the achievement of certain development milestones, and (b) up to an aggregate of $540.0 million upon the achievement of certain commercial milestones, across all ADC Therapies programs. WuXi Biologics is also entitled to running royalties ranging from low-single-digit to upper-single-digit percentages of annual net sales of licensed products in the territory on a product-by product and region-by-region basis from the first commercial sale of the applicable licensed product in a particular region until the date which is the later of (i) expiration of the last to expire valid claim of a license patent in such region covering the sale of such licensed product in such region or (ii) ten years after the first commercial sale of such licensed product in such region.
Each party may terminate the License Agreement in its entirety, or on a program-by-program basis, as applicable, if the other party remains in material breach of the License Agreement following a cure period to remedy the material breach or if the other party is declared insolvent or in similar financial distress. In addition, WuXi Biologics may terminate the License Agreement on a program-by-program basis if we do not meet certain development due diligence milestones. We may terminate the License Agreement in its entirety, or on a program-by-program basis, as applicable, with or without cause.
Legacy FYARRO Business Agreements
Former BMS License Agreement. We had exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to ABI-009 (which we refer to as FYARRO) pursuant to an amended and restated license agreement, dated November 15, 2019, as amended August 31, 2021 (the “BMS License Agreement”) with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of BMS. Under the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. We recorded royalties on net product sales of $0.5 million and $0.4 million during the three months ended March 31, 2025 and 2024, respectively, under the terms of this agreement. No development payments related to milestones under this agreement were paid during the three months ended March 31, 2025. See Note 7 to the condensed consolidated financial statements for more information about the BMS License Agreement.
On August 30, 2021, we and BMS entered into Amendment No. 1 (the “Amendment”) to the BMS License Agreement. Under the terms of the Amendment, we paid BMS $5.8 million, representing 50% of the previously outstanding payment obligation under the agreement, following the effective time of our 2021 private investment in public equity (PIPE) financing ("2021 PIPE Financing") that occurred in connection with the closing of the reverse merger of Aerpio Pharmaceuticals, Inc. whereby Aspen Merger Subsidiary, Inc., our wholly-owned subsidiary (“Merger Sub”), merged with and into Aadi Subsidiary (formerly known as Aadi Bioscience, Inc., with Aadi Subsidiary surviving as our wholly-owned subsidiary (the “Reverse Merger”). Pursuant to the terms of the amendment, the remaining portion of the previously outstanding payment obligation ($5.8 million), was paid by the third anniversary of the effective time of the 2021 PIPE Financing (i.e., August 26, 2024). As part of its purchase of the FYARRO Business, KAKEN acquired Aadi Subsidiary and our rights and responsibilities under the BMS License Agreement.
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
Impact of Negative Global or National Events
Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including the implementation of tariffs (and, as applicable, their subsequent modification or removal), recent turmoil in the global banking system, public health epidemics, such as the COVID-19 pandemic, extreme weather conditions, increased economic and regulatory uncertainty, inflation, rising interest rates, and geopolitical instability, including trade disputes and negotiations and the military conflicts in Ukraine, the Middle East and in other countries. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances. For example, as the COVID-19 pandemic developed, we took numerous steps to help ensure the health and safety of our employees.
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
Key Trends and Factors Affecting Comparability Between Periods
•We had built a cross-functional commercial team consisting of marketing, market access and commercial operations. Expenses related to our commercialization of FYARRO, including personnel expenses, sales support, and marketing are included in selling, general and administrative expenses for three months ended March 31, 2025. We expect these expenses to decrease, as compared to prior periods, due to the divestiture of FYARRO which closed on March 25, 2025.
•We expect to increase our investment in research and development related to the ADC Therapies. We will continue to incur significant research and development and other expenses related to such ongoing operations. Under the License Agreement, we paid upfront non-refundable license fees of $6.0 million and $38.0 million to WuXi Biologics in the fourth quarter of 2024 and the second quarter of 2025, respectively.
•Commercial sale of FYARRO was launched on February 22, 2022, for the treatment of patients with advanced malignant PEComa. We recorded net product sales of $7.1 million and $5.4 million for the three months ended March 31, 2025 and 2024, respectively. As a result of the FYARRO Divestiture, we no longer commercialize FYARRO as of March 25, 2025. As the commercial sale of FYARRO constituted our sole source of revenue, we do not expect to generate further revenue for the foreseeable future.
Liquidity and Capital Resources
As of March 31, 2025, we had $231.1 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2028. We recorded net income for the three months ended March 31, 2025 primarily due to the gain on sale related to the divestiture of FYARRO. Prior to the sale, we have incurred net losses in each year since inception and as of March 31, 2025, we had an accumulated deficit of $259.6 million. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, costs associated with the Reverse Merger, the FYARRO Divestiture, 2024 PIPE Financing, and the in-licensing of the ADC Therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials of the ADC Therapies and identifying and designing product candidates and the regulatory approval process for any product candidates we may develop.
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
Costs for certain activities, such as manufacturing, nonclinical studies and clinical trials are generally recognized based on the evaluation of the progress of completion of specific tasks using information and data provided by our vendors and collaborators. Research and development activities are central to our business. We expect to increase our investment in research and development related to the ADC Therapies. We will continue to incur significant research and development and other expenses related to such ongoing operations.
Cost of Goods Sold
Cost of goods sold consist primarily of royalties paid to BMS, costs incurred on sales of FYARRO and costs to manufacture and prepare the product for sales.
Other Income (Expense), Net
During the three months ended March 31, 2025 other income, net consists of gain on sale of a business and interest income earned on cash, cash equivalents and short-term investments. During the three months ended March 31, 2024 other income, net consists of interest income earned on cash, cash equivalents and short-term investments.
Income Tax Expense
During the three months ended March 31, 2025, and 2024, we recognized no income tax expense on the condensed consolidated statements of operations and comprehensive loss. Since our formation in 2011, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items.
Results of Operations:
The following table presents the results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue
Product sales, net	$7,145	$5,353
Total revenue	7,145	5,353
Operating expenses
Selling, general and administrative	12,815	10,620
Research and development	8,788	13,593
Cost of goods sold	760	652
Total operating expenses	22,363	24,865
Loss from operations	(15,218)	(19,512)
Other income (expense), net	88,234	1,223
Income (loss) before income tax expense	73,016	(18,289)
Income tax expense	—	—
Net income (loss)	$73,016	$(18,289)
Comparison of the Three Months Ended March 31, 2025 and 2024
Product Sales, Net
Our product sales, net consist of sales of FYARRO since its launch in the United States on February 22, 2022. Product sales, net for the three months ended March 31, 2025 and 2024 were $7.1 million and $5.4 million, respectively. The increase in product sales, net of $1.7 million compared to the same period in the prior year was primarily driven by stronger demand.
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2025 and 2024, were $12.8 million and $10.6 million, respectively. The increase of $2.2 million was primarily driven by an increase of $3.8 million in consulting and insurance expenses related to the divestiture of FYARRO, an increase of $2.2 million in legal and other expenses, offset by a decrease of $3.5 million of personnel expenses primarily related to severance expense incurred in 2024 due to the restructuring of our commercial, medical affairs, and corporate support functions, and a $0.3 million decrease in commercial and marketing expenses.
Research and Development Expenses
The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Personnel expenses	$3,800	$6,297
Consultants	383	415
External clinical development	2,389	4,431
Clinical drug product manufacturing	2,085	2,177
Other expenses	131	273
Total research and development expenses	$8,788	$13,593
Research and development expenses for the three months ended March 31, 2025 and 2024 were $8.8 million and $13.6 million, respectively. The decrease of $4.8 million was driven by a $2.7 million decrease in personnel expense, consulting expense, and other expenses, a $2.0 million decrease in clinical development expenses primarily related to the PRECISION1 trial, and a $0.1 million decrease in clinical drug product manufacturing.
Cost of Goods Sold
Cost of goods sold was $0.8 million and $0.7 million for the three months ended March 31, 2025, and 2024, respectively, primarily reflecting royalties incurred on product sold.
Other Income (Expense), Net
Other income, net for the three months ended March 31, 2025 was $88.2 million, compared to other income, net of $1.2 million for the three months ended March 31, 2024. The change was primarily driven by a gain on sale of a business related to the divestiture of FYARRO during the three months ended March 31, 2025.
Liquidity and Capital Resources
Overview
As of March 31, 2025 we had $231.1 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2028.
We have incurred net losses in each year since inception except for the three months ended March 31, 2025 as we incurred net income due to the sale of a business. As of March 31, 2025, we had an accumulated deficit of $259.6 million. Our net income was $73.0 million and our net loss was $18.3 million for the three months ended March 31, 2025 and 2024, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials of the ADC Therapies and identifying and designing product candidates and the regulatory approval process for any product candidates we may develop.
On September 22, 2022, we received funding of $72.2 million, net from a private investment in public equity financing (the “2022 PIPE Financing”) with certain investors (the “2022 PIPE Investors”).
On March 17, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an “at the market offering” pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar value of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of March 31, 2025, no shares of common stock had been sold under the Sales Agreement.

The shares of our common stock to be offered and sold under the Sales Agreement will be issued and sold pursuant to our shelf registration statement on the Form S-3 (File No. 333-277018) (the “Shelf Registration Statement”), which was filed with the SEC on February 12, 2024 and which became effective April 30, 2024. No securities have yet been sold under the Shelf Registration Statement. We filed a prospectus supplement with the SEC on April 25, 2025 in connection with the offer and sale of the shares pursuant to the Sales Agreement.
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
On September 22, 2022, we entered into the purchase agreement for the 2022 PIPE Financing with the 2022 PIPE Investors for the sale of 3,373,526 shares of our common stock for a price of $12.50 per share and Pre-Funded Warrants to purchase an aggregate of 2,426,493 shares of our common stock, at a purchase price of $12.4999 per Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at an exercise price of $0.0001 and will be exercisable until exercised in full. The 2022 PIPE Financing closed on September 26, 2022. Aggregated net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the shares were $72.2 million.
On December 19, 2024, we entered into the Subscription Agreement with certain investors (the "2024 PIPE Investors"), pursuant to which we agreed to sell to the 2024 PIPE Investors (i) 21,592,000 shares of the our common stock, par value $0.0001 per share, at a purchase price of $2.40 per share, and (ii) 20,076,500 Pre-Funded Warrants, at a purchase price of $2.3999 per Pre-Funded Warrant, for aggregate net proceeds of $94.5 million, after deducting certain expenses incurred of $5.5 million related to the issuance of shares. The Pre-Funded Warrants have an exercise price of $0.0001 per share of the Company's common stock and are exercisable and will remain exercisable until exercised in full. The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99%, at the election of the holder, of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice. The 2024 PIPE Financing closed on March 4, 2025.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(11,864)	$(19,653)
Net cash provided by investing activities	115,498	10,555
Net cash provided by (used in) financing activities	95,201	(10)
Net decrease in cash, cash equivalents and restricted cash	$198,835	$(9,108)
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
For the three months ended March 31, 2025, cash used in operating activities was $11.9 million and resulted from (i) our net income of $73.0 million, (ii) a $0.8 million net decrease in cash used to fund changes in net operating assets and liabilities, and (iii) $85.6 million non-cash adjustments, which were primarily related gain on sale of business, share based compensation, lease expense, depreciation, and discount amortization on short-term investments.
For the three months ended March 31, 2024, cash used in operating activities was $19.7 million and resulted from (i) our net loss of $18.3 million, and (ii) a $4.8 million net increase in our operating assets and liabilities, and (iii) $3.4 million non-cash adjustments, which were primarily related to share based compensation, discount amortization on short-term investments, lease expense, and depreciation.
Investing Activities
Cash provided by investing activities for the three months ended March 31, 2025 related to proceeds from the sale of business, maturities of short-term investments of $14.7 million, offset by purchases of fixed assets of $0.6 million.

Cash provided by investing activities for the three months ended March 31, 2024 related to maturities of short-term investments of $18.9 million, offset by purchases of short-term investments of $7.6 million and fixed assets of $0.7 million.
Financing Activities
Cash provided by in financing activities for the three months ended March 31, 2025 related to $100.0 million proceeds received from the sale of common stock and pre-funded warrants to the 2024 PIPE Investors, offset by payment of 2024 PIPE Financing related transaction costs.
Cash provided by financing activities for the three months ended March 31, 2024 related to deferred offering costs paid for financing.
Contractual Obligations and Commitments
In April 2022, we entered into a lease for 10,615 square feet of office space in Morristown, New Jersey. The term of the lease is seventy-three months unless terminated sooner. In connection with the FYARRO Divestiture, KAKEN assumed our sublease for the NJ office space, but we agreed to co-inhabit the office with KAKEN for six months, paying $13,000 per month.
In August 2021, we entered into an amendment to extend the lease of our 2,760 square feet of office space in Pacific Palisades, California. We exercised an option, under our prior lease agreement, to extend the term of the lease for an additional three-year period. Included in the renewal were nine months of rent abatement and a rent escalation clause. The Pacific Palisades lease expired on February 28, 2025.
Rent expense is being recorded on a straight-line basis. Rent expense related to the Pacific Palisades and Morristown leases was $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. See Note 6 to the condensed consolidated financial statements for details related to future lease payments.
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
On December 19, 2024, we entered into the License Agreement with WuXi Biologics for exclusive rights to certain patents and know-how pertaining to WuXi Biologics’ preclinical ADC Therapies leveraging Hangzhou DAC linker-payload technology targeting each of MUC16, PTK7 and SEZ6. Under the License Agreement, we paid $6.0 million and $38.0 million to WuXi Biologics in the fourth quarter of 2024 and the second quarter of 2025, respectively, in each case, for the rights and licenses granted to us by WuXi Biologics.
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
For a discussion of our critical accounting estimates, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 28, 2025. There have been no material changes to the critical accounting estimates previously disclosed in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide information under this Item.
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
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
•Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of a portfolio of three next generation antibody drug conjugates (“ADC Therapies”) and any other product candidates that we may develop.
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
•The market opportunities for the ADC Therapies and other product candidates we may develop, if approved, may be limited to certain smaller patient subsets.
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
We are a preclinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We had a single product, FYARRO, approved for commercial sale by the FDA in November 2021 and launched commercially in the United States for treatment of advanced malignant PEComa in February 2022. We generated net product sales for FYARRO of $7.1 million and $5.4 million for the three months ended March 31, 2025 and 2024, respectively. In March 2025, we divested FYARRO pursuant to a Stock Purchase Agreement (the “Divestiture Agreement”), dated December 19, 2024, with KAKEN INVESTMENTS INC., a Delaware corporation (“KAKEN”), KAKEN PHARMACEUTICAL CO., LTD, and Aadi Subsidiary, Inc., a Delaware corporation and our former wholly owned subsidiary and the operating company for the FYARRO Business (“Aadi Subsidiary”). We recently entered into an intellectual property license agreement (the “License Agreement”) with WuXi Biologics (Shanghai FX) Co., Ltd. (“WuXi Biologics”) for the development and global commercialization of the ADC Therapies targeting clinically validated, broadly overexpressed tumor antigens in high potential cancer indications with significant unmet need. Accordingly, we continue to incur significant research and development and other expenses related to such ongoing operations. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.
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
We have incurred significant net losses since our inception, have only generated revenue from product sales for a portion of our operating history (February 2022 through March 2025), and have financed our operations principally through private placements and public offerings of our securities, federal grants and proceeds from licenses. Our net income was $73.0 million and net loss of $18.3 million for the three months ended March 31, 2025 and 2024, respectively. We had an accumulated deficit of $259.6 million as of March 31, 2025, and $332.7 million as of December 31, 2024. These losses have resulted primarily from costs incurred in connection with research and development activities, costs incurred in connection with developing and commercializing FYARRO and general and administrative costs associated with our operations. As a result of our acquisition of the ADC Therapies, we expect to continue to incur significant selling, general and administrative expenses as well as research and development expenses related to our ongoing operations, including, identifying and designing additional product candidates, conducting preclinical studies and clinical trials for our product candidates, and navigating the regulatory approval process for the ADC Therapies and any future product candidates. Although we expect our expenses to decrease overall given the recent divestiture of FYARRO, including related commercial and clinical expenses, and headcount reductions, the amount of our future expenses and potential losses is uncertain.
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
There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products, which would include any product candidate for which we may obtain regulatory approval. Market acceptance and sales of any product candidates for which we obtain regulatory approval will depend on reimbursement policies and may be affected by healthcare reform measures. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the United States, and commercial payors are critical to new product acceptance. Third-

party payors decide which drugs they will pay for and establish reimbursement levels. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. Factors that payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under the health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
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
Under the new leadership at the HHS under the current administration, agency reorganization, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the new administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the new administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.
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
Further, regulatory approval may be delayed for reasons beyond our control. For example, events such as a United States federal government shutdown or budget sequestration, such as ones that occurred during 2013, 2018 and 2019, or the diversion of resources to handle the COVID-19 public health emergency and pandemic, may result in significant reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to obtain regulatory approval for our product candidates. Finally, our competitors may file citizens’ petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical trials that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any of our NDAs.
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
Even if orphan drug designation is granted, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain regulatory approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, that the orphan drug exclusivity may not effectively protect an approved product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review. In view of the overturn of the Chevron doctrine in Loper Bright Enterprises v. Raimondo, this landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, including market exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the Trump administration may also lead to new policies and changes in the regulations and operations of the FDA, which may impact our clinical development plans. In April 2025, the President issued an executive order and an accompanying fact sheet focused on lowering drug prices, but it is unclear what actions will be implemented by the Department of Health and Human Services, CMS, and FDA under the new leadership, and how those actions will impact our industry and our business.
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
Inadequate funding, layoffs, and other policies impacting the normal operations of the FDA, the Securities and Exchange Commission (“SEC”) and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of fees, and statutory, regulatory, and policy changes. Changes in the leadership of the FDA and other federal agencies under the Trump administration, including return-to-office policy, hiring freeze, layoffs, and other policies implemented by the Department of Government Efficiency, may lead to changes in the operations of the FDA and other agencies, which may have a material impact on the industry and our clinical development plans. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
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
Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements. For example, on June 27, 2022, EOC Pharma (Hong Kong) Limited ("EOC") elected to terminate our license agreement with EOC ("EOC License Agreement"), effective immediately, due to alleged material breaches by us. On June 27, 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. As a result, we became party to a lengthy arbitration process and, although we were found not liable for any damages to EOC in the arbitration panel’s final award in September 2024, we nevertheless experienced management distraction and incurred significant legal fees to defend ourselves.
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
Following the FYARRO Divestiture, we have 19 full-time or part-time employees as of May 7, 2025. In order to successfully implement our plans and strategies, from time to time we may need additional managerial, operational, development, financial and other personnel. In order to successfully implement our plans and strategies, from time to time we may need additional managerial, operational, development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
As described in Note 12 (Commitments and contingencies) to the consolidated financial statements in Part I, Item 1 of this Annual Report on Form 10-K, we have been, are, and may in the future become, party to lawsuits and legal proceedings including, without limitation, actions and proceedings in the ordinary course of business relating to our collaboration partners, directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. For example, in June 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. In the Request for Arbitration, EOC claimed that we breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing information to EOC. As a result, we became party to a lengthy arbitration process and, although we were found not liable for any damages to EOC in the arbitration panel’s final award in September 2024, we nevertheless experienced management distraction and incurred significant legal fees to defend ourselves.
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
Our stock price is volatile.
The market price of our common stock could be subject to significant fluctuations. From the completion of our reverse merger with Aerpio Pharmaceuticals, Inc. on August 26, 2021 through May 5, 2025, the closing price for our common stock ranged from a low of $1.32 to a high of $33.00 per share. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
On February 12, 2024, we filed a universal shelf registration statement on Form S-3 (File No. 333-277018) (the “Shelf Registration Statement”), which became effective on April 30, 2024. No securities have yet been sold under the Shelf Registration Statement. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. Further, pursuant to the Registration Rights Agreement dated March 4, 2025, we filed a registration statement on Form S-3 to register the shares of common stock (including those subject to Pre-Funded Warrants) issued and sold in the PIPE Financing that closed on March 4, 2025, which registration statement was declared effective on April 8, 2025.
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
Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of March 31, 2025, we had cash, cash equivalents and short-term investments of $231.1 million, consisting of U.S. government treasury bills, commercial paper, and corporate debt securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.
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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on March 18, 2025).

10.1*	Amendment #1 to Intellectual Property License Agreement, dated April 7, 2025, between the Registrant and WuXi Biologics (Shanghai FX) Co., Ltd.

10.2*	Amendment No. 1 to Sales Agreement by and between the Company and TD Securities (USA) LLC (as successor to Cowen and Company, LLC) dated April 25, 2025.

10.3
Registration Rights Agreement, by and among the Company and the purchasers thereto, dated March 4, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on March 4, 2025).

10.4#	Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on March 4, 2025).

10.5#
Executive Employment Agreement, effective as of February 18, 2025, by and between the Company and David Dornan, Ph.D (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-38560) filed with the SEC on March 28, 2025.

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

WHITEHAWK THERAPEUTICS, INC.

Date: May 8, 2025	By:	/s/ Scott Giacobello
Scott Giacobello
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)