Form 10-Q
period 2025-06-30
Whitehawk Therapeutics, Inc.
filed 2025-08-07
CIK 1422142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-38560

WHITEHAWK THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	61-1547850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Headquarters Plaza, East Building, 11th Floor Morristown, NJ	07960
(Address of principal executive offices)	(Zip Code)
(551) 321-2234 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	WHWK	The Nasdaq Stock Market LLC

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

As of August 4, 2025, the registrant had 47,128,362 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITEHAWK THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except share data and par value)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$144,936	$28,670
Short-term investments	32,264	18,567
Accounts receivable, net	—	5,903
Inventory	—	5,311
Prepaid expenses and other current assets	1,471	2,836
Total current assets	178,671	61,287
Property and equipment, net	9	6,846
Operating lease right-of-use assets	—	787
Other assets	2,142	1,399
Total assets	$180,822	$70,319

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,339	$2,159
Accrued liabilities	5,417	14,647
Operating lease liabilities, current portion	—	268
Total current liabilities	8,756	17,074
Operating lease liabilities, net of current portion	—	565
Other liabilities	—	202
Total liabilities	8,756	17,841
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 47,128,362 and 24,680,708 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	4	2
Additional paid-in capital	484,306	385,114
Accumulated other comprehensive income	9	16
Accumulated deficit	(312,253)	(332,654)
Total stockholders’ equity	172,066	52,478
Total liabilities and stockholders’ equity	$180,822	$70,319

The accompanying notes are an integral part of these condensed financial statements.

WHITEHAWK THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share data and earnings per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Product sales, net	$—	$6,179	$7,145	$11,532
Total revenue	—	6,179	7,145	11,532
Operating expenses
Selling, general and administrative	5,940	7,892	18,755	18,512
Research and development	48,809	13,093	57,597	26,686
Cost of goods sold	—	778	760	1,430
Total operating expenses	54,749	21,763	77,112	46,628
Loss from operations	(54,749)	(15,584)	(69,967)	(35,096)
Other income (expense)
Gain on sale of business	—	—	87,443	—
Foreign exchange loss	(3)	(2)	(3)	(3)
Other income	158	—	158	—
Interest income	1,979	1,061	2,770	2,343
Interest expense	—	(58)	—	(116)
Total other income (expense), net	2,134	1,001	90,368	2,224
Net (loss) income	$(52,615)	$(14,583)	$20,401	$(32,872)
Other comprehensive (loss) income:
Unrealized gain (loss) on investments, net of tax	8	(19)	(7)	(54)
Comprehensive (loss) income	(52,607)	(14,602)	20,394	(32,926)
Net (loss) income per share:
Basic	$(0.76)	$(0.54)	$0.37	$(1.22)
Diluted	$(0.76)	$(0.54)	$0.37	$(1.22)
Weighted average shares outstanding:
Basic	69,083,127	27,010,013	54,443,309	26,995,356
Diluted	69,083,127	27,010,013	54,908,715	26,995,356

The accompanying notes are an integral part of these condensed financial statements.

WHITEHAWK THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, including share amounts)

(Unaudited)

	For the Three and Six Months Ended June 30, 2025
	Stockholders' Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance at December 31, 2024	24,681	$2	$385,114	$16	$(332,654)	$52,478
Share-based compensation expense	—	—	1,680	—	—	1,680
Issuance of common stock upon exercise of warrants	426	—	—	—	—	—
Issuance of common stock upon exercise of stock options	22	—	21	—	—	21
Issuance of common stock in conjunction with vesting of restricted stock units	63	—	—	—	—	—
Private placement, net of transaction costs	21,592	2	94,546	—	—	94,548
Unrealized loss on investments, net of tax	—	—	—	(15)	—	(15)
Net income	—	—	—	—	73,016	73,016
Balance at March 31, 2025	46,784	$4	$481,361	$1	$(259,638)	$221,728
Share-based compensation expense	—	—	3,087	—	—	3,087
Issuance of common stock upon exercise of stock options	3	—	5	—	—	5
Issuance of common stock under the employee stock purchase plan	16	—	24	—	—	24
Issuance of common stock in conjunction with vesting of restricted stock units	325	—	—	—	—	—
Private placement transaction costs		—	(171)	—	—	(171)
Unrealized gain on investments, net of tax	—	—	—	8	—	8
Net loss	—	—	—	—	(52,615)	(52,615)
Balance at June 30, 2025	47,128	$4	$484,306	$9	$(312,253)	$172,066

	For the Three and Six Months Ended June 30, 2024
	Stockholders' Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at December 31, 2023	24,554	$2	$374,129	$27	$(268,963)	$105,195
Share-based compensation expense	—	—	3,589	—	—	3,589
Unrealized loss on investments, net of tax	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(18,289)	(18,289)
Balance at March 31, 2024	24,554	$2	$377,718	$(8)	$(287,252)	$90,460
Share-based compensation expense	—	—	2,839	—	—	2,839
Issuance of shares under the employee stock purchase plan	61	—	94	—	—	94
Unrealized loss on investments, net of tax	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(14,583)	(14,583)
Balance at June 30, 2024	24,615	$2	$380,651	$(27)	$(301,835)	$78,791

The accompanying notes are an integral part of these condensed financial statements.

WHITEHAWK THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$20,401	$(32,872)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	4,767	6,428
Gain on sale of business	(87,443)	—
Discount amortization on short-term investments	21	(809)
Non-cash interest expense	—	58
Non-cash lease expense	74	230
Depreciation expense	73	99
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	(432)
Inventory	170	328
Prepaid expenses and other current assets	906	2,427
Other non-current assets	(766)	253
Operating lease liabilities	(89)	(254)
Accounts payable and accrued liabilities	(1,733)	(4,266)
Other liabilities	(202)	—
Net cash used in operating activities	(64,821)	(28,810)
Cash flows from investing activities:
Proceeds from sale of business, net cash, cash equivalents, and restricted cash	101,356	—
Purchases of property and equipment	(552)	(1,280)
Purchase of short-term investments	(32,215)	(26,555)
Maturity of short-term investments	18,083	34,819
Net cash provided by investing activities	86,672	6,984
Cash flows from financing activities:
Proceeds from sale of common stock and prefunded warrants in PIPE financing	100,002	—
Proceeds from issuance of common stock under employee stock purchase plan	24	94
Issuance of common stock upon exercise of stock options	26	—
Payment of PIPE financing related transaction costs	(5,625)	—
Deferred offering costs paid for financing	(76)	(17)
Net cash provided by financing activities	94,351	77
Net increase (decrease) in cash, cash equivalents and restricted cash	116,202	(21,749)
Cash, cash equivalents and restricted cash at beginning of period	28,734	62,952
Cash, cash equivalents and restricted cash, end of period	$144,936	$41,203

Supplemental disclosure of cash flow information:
Interest paid during the period	$—	$115
Supplemental disclosure of non-cash activities:
Accrued property and equipment	$—	$591

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Merger with Aerpio Pharmaceuticals, Inc.

On August 26, 2021 (the “Closing Date”), the Company completed its business combination with Aadi Subsidiary (f/k/a Aadi Bioscience, Inc., or “Private Aadi”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated May 16, 2021, by and among the Company, Aspen Merger Subsidiary, Inc. (“Merger Sub”) and Private Aadi (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private Aadi, with Private Aadi surviving as a wholly owned subsidiary of the Company (the “Reverse Merger”) until the FYARRO Divestiture.

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

The Company has experienced net losses since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $312.3 million as of June 30, 2025 and net income of $20.4 million and net loss of $32.9 million for the six months ended June 30, 2025 and 2024, respectively. The net income recorded as of June 30, 2025 is primarily attributable to the gain on sale related to the FYARRO Divestiture. Prior to the FYARRO Divestiture, these operating losses were funded primarily from outside sources of invested capital through the issuance of convertible promissory notes, grant funding, the sale of securities, and proceeds from license agreements.

The Company had cash, cash equivalents and short-term investments of $177.2 million at June 30, 2025. The Company paid $38.0 million, the balance of the up-front license fee, plus a 6% VAT fee on April 16, 2025 to Wuxi Biologics for the in-licensing of Mucin-16 (“MUC16”), Protein Tyrosine Kinase 7 (“PTK7”) and Seizure Related 6 Homolog (“SEZ6”) (each an “ADC Therapy,” and collectively, the “ADC Therapies”). Management believes the Company’s cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the issuance of these financial statements. If the Company is unable to achieve and maintain profitability, it will need additional financing to support its continuing operations and pursue its strategic objectives. Additional financing may be achieved through a combination of equity offerings and debt financing. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.

On March 17, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen as its sales agent for an at-the-marketing-offering. Any sales under the Sales Agreement may result in dilution to existing shareholders. As of June 30, 2025, no shares of common stock had been sold under this Sales Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements, and the related disclosures, have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and U.S. Securities and Exchange Commission ("SEC") regulations and, in the opinion of management include all adjustments necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows for each period presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The financial statements noted above reflect the financial position and results of operations of the Company. The comparative periods are consolidated and include the financial position and results of operations of the Company and Aadi Subsidiary, prior to its sale on March 25, 2025. The transaction did not meet the criteria for discontinued operations under ASC 205-20, and therefore no reclassification has been made to prior period statements.

The condensed balance sheet as of June 30, 2025 excludes the assets and liabilities of Aadi Subsidiary, which were divested as of the sale date. Comparative information as of December 31, 2024 includes balances related to the divested business, such as accounts receivable, inventory, and customer concentration disclosures. The Company’s condensed financial statements are stated in U.S. dollars. See Note 14 for additional information.

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

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on short-term investments. Comprehensive (loss) income has been reflected in the condensed statements of operations and comprehensive (loss) income for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s condensed financial statements and accompanying notes. In the opinion of management, all adjustments that are considered necessary for fair presentation have been included. The most significant estimates in the Company’s condensed financial statements relate to gross-to-net accruals, share-based compensation expense and accrued research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

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

Customer Concentration

The Company did not have customer revenue for the three months ended June 30, 2025. For the six months ended June 30, 2025, two customers represented 37% and 60%, respectively, of the Company’s revenue. For the three months ended June 30, 2024, two customers represented 58% and 41% of the Company’s revenue. For the six months ended June 30, 2024, two customers represented 55% and 44% of the Company's revenue.

Additionally, two customers accounted for 42% and 56% of net accounts receivable as of December 31, 2024. The Company did not have accounts receivable as of June 30, 2025. See Note 14 for further information.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid marketable securities purchased with original maturities of three months or less at the time of purchase date to be cash equivalents. Restricted cash consists of a letter of credit secured by restricted cash in connection with the Morristown, New Jersey office lease described in Note 6, and is included in other assets on the condensed balance sheets as of December 31, 2024. The Company did not have restricted cash as of June 30, 2025 as the Morristown Lease (as defined in Note 6) was assumed by KAKEN.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed balance sheet (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$144,936	$28,670
Restricted cash, non-current	—	64
Total cash, cash equivalents and restricted cash	$144,936	$28,734

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

Accounts Receivable, Net

Accounts receivable are recorded net of customer allowances for chargebacks and allowance for credit losses. Allowance for chargebacks is based on contractual terms. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances and credit loss. Receivables are recorded to an allowance for credit loss when it is probable that amounts will not be collected based on terms of the customer contracts. Accounts receivable are net of $0.1 million of customer allowances for chargebacks as of December 31, 2024. There were no allowances for credit losses and no receivables were written off for the periods ended June 30, 2025 and December 31, 2024. As of December 31, 2024, accounts receivable included balances associated with Aadi Subsidiary, which was sold on March 25, 2025. Accounts receivable related to Aadi Subsidiary was removed from the condensed balance sheet as of March 25, 2025. See Note 14 for more information.

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

As of December 31, 2024, inventory included balances associated with Aadi Subsidiary, which was sold on March 25, 2025. Inventory related to Aadi Subsidiary was removed from the condensed balance sheet as of the sale date. See Note 14 for more information.

Details of inventory are presented as follows (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$—	$3,533
Work in process	—	—
Finished goods	—	1,778
Total	$—	$5,311

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

Details of property and equipment are presented as follows (in thousands):

	June 30, 2025	December 31, 2024
Computers and Software	$341	$470
Construction in process	—	6,590
Furniture and fixtures	36	65
Lab equipment	—	51
Leasehold improvements	—	133
Total	$377	$7,309
Accumulated depreciation	(368)	(463)
Property and equipment, net	$9	$6,846

Depreciation expense on property, plant, and equipment amounted to $15.3 thousand and $49.6 thousand for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense on property, plant, and equipment amounted to $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

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

Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. As the Company’s leases do not typically provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. For finance leases, depreciation expense is recognized for the leased asset acquired and interest expense is recognized related to the portion of the financing in the condensed statements of operations and comprehensive loss. For operating leases, lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expense in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient to not separate between lease and non-lease components.

Commitments and Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable that a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of June 30, 2025 and December 31, 2024.

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

Revenue and allowances described above were recorded through the FYARRO Divestiture date of March 25, 2025. The total amount deducted from gross product sales for the allowances described above for the three months ended June 30, 2025, and 2024, was $0 and $1.9 million, respectively. The total amount deducted from gross product sales for the allowances described above for the six months ended June 30, 2025 and 2024 was $2.1 million and $3.0 million, respectively.

The following table sets forth the changes in the accrued revenue allowances (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$—	$857	$1,411	$1,065
Provision for current period sales	—	1,901	2,085	2,985
Payments	—	(1,469)	(1,686)	(2,761)
Allowances transferred in sale of Aadi Subsidiary, Inc.	—	—	(1,810)	—
Balance at end of period	$—	$1,289	$—	$1,289

Cost of Goods Sold

Cost of goods sold consist primarily of royalties paid to BMS, costs incurred on sales of FYARRO and costs to manufacture and prepare the product for sales subsequent to the FDA approval in November 2021. Costs incurred prior to the FDA approval were expensed when incurred.

Research and Development

Research and development expenses consist of costs incurred in performing research and development activities, including salaries and benefits, materials and supplies, preclinical expenses, share-based compensation expense, contract services, and other external development expenses. The Company records research and development activities conducted by third-party service providers, which include work related to preclinical studies, clinical trials, and contract manufacturing activities, to research and development expense as incurred. The Company is required to estimate the amount of services provided but not yet invoiced and include these expenses in accrued expenses on the condensed balance sheets and within research and development expenses in the condensed statements of operations and comprehensive loss. These expenses are a significant component of the Company’s research and development expenses and require significant estimates and judgments. The Company accrues for these expenses based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. As actual expenses become known, the Company adjusts its accrued expenses.

Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet the liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815”). If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40. In order for a warrant to be classified in stockholders’ equity, the warrant must be (a) indexed to the Company’s equity and (b) meet the conditions for equity classification in ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s

Own Equity. If a warrant does not meet the conditions for equity classification, it is carried on the balance sheet as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the statement of operations as change in fair value of warrants in other income (expense). If a warrant meets both conditions for equity classification, the warrant is initially recorded in additional paid-in capital on the balance sheets, and the amount initially recorded is not subsequently remeasured at fair value. The Company has classified its pre-funded warrants as equity.

Share-Based Compensation

The Company recognizes all share-based payments to employees, including grants of employee stock options and restricted stock units in the statements of operations and comprehensive loss based on their fair values. All of the Company’s share-based awards, to employees, non-employees, officers, and directors, are subject only to service-based vesting conditions. Compensation expense for awards to employees is calculated on a straight-line basis by recognizing the fair value over the associated service period of the award, which is generally the vesting term. Options granted during the year have a maximum contractual term of ten years.

Employee Stock Purchase Plan

Stock-based compensation expense for employee stock purchases under the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”) is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as an expense on a straight-line basis over the applicable six-month 2021 ESPP offering period.

Other Income

Other income consists primarily of interest income earned on cash, cash equivalents and short-term investments. During the three and six months ended June 30, 2025, other income includes the gain on sale of a business, interest income earned on cash, cash equivalents and short-term investments, and income received for billable services not part of the Company's ordinary activities provided by its employees to KAKEN under a Transition Services Agreement ("TSA"). The TSA was entered into in connection with the sale of the business on March 25, 2025 and expires September 30, 2025.

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

Net (Loss) Income per Share

Basic net income (loss) per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Basic and diluted weighted average shares of common stock outstanding for the three and six months ended June 30, 2025, includes the weighted average effect of 20,076,500 and 2,000,037 Pre-Funded Warrants, which were issued in March 2025 and September 2022, respectively, for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.0001 per share. See Note 8 for more information on the Pre-Funded Warrants.

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive.

The Company incurred net losses for the three months ended June 30, 2025 and 2024 and six months ended June 30, 2024 and therefore did not include potentially dilutive common stock equivalents in the computation of diluted net loss per share. For the six months ended June 30, 2025, options to purchase common stock totaling 3,828,884 shares, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

The computations for basic and diluted EPS were as follows (in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) for basic and diluted EPS	$(52,615)	$(14,583)	$20,401	$(32,872)

Weighted-average shares for basic EPS	69,083,127	27,010,013	54,443,309	26,995,356
Effect of dilutive stock options	—	—	71,128	—
Effect of dilutive restricted stock units	—	—	394,278	—
Weighted-average shares for diluted EPS	69,083,127	27,010,013	54,908,715	26,995,356

Net income (loss) per share:
Basic EPS	$(0.76)	$(0.54)	$0.37	$(1.22)
Diluted EPS	$(0.76)	$(0.54)	$0.37	$(1.22)

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company beginning in fiscal year 2025, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on the financial statements and related disclosures.

3. Fair Value Measurement

The following table sets forth the recurring fair value of the Company’s financial assets and liabilities, allocated into the Level 1, Level 2 and Level 3 hierarchy that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$138,732	$—	$—	$138,732
U.S. government treasury bills (2)	8,920	—	—	8,920
Commercial paper		3,892		3,892
Corporate bonds	—	25,406	—	25,406
Total financial assets	$147,652	$29,298	$—	$176,950

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$27,485	$—	$—	$27,485
U.S. government treasury bills	12,562	—	—	12,562
Commercial paper	—	1,744	—	1,744
Corporate bonds	—	4,261	—	4,261
Total financial assets	$40,047	$6,005	$—	$46,052

(1)
Included in cash and cash equivalents in the accompanying condensed balance sheets.
(2)
Includes investments classified as cash and cash equivalents in the accompanying balance sheets.

As of June 30, 2025, corporate bonds had contractual maturities of greater than one year and less than two years. All other marketable securities had contractual maturities of less than one year.

4. Short-Term Investments and Cash Equivalents

The following table summarizes the Company's short-term investments (in thousands):

		As of June 30, 2025
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$138,732	$—	$—	$138,732
U.S. government treasury bills	Less than 1	8,920	—	—	8,920
Commercial paper	Less than 1	3,893		(1)	3,892
Corporate bonds	Less than 1	21,439	10	(2)	21,447
Corporate bonds	More than 1 less than 2	3,957	2		3,959
Total		$176,941	$12	$(3)	$176,950

		As of December 31, 2024
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$27,485	$—	$—	$27,485
U.S. government treasury bills	Less than 1	12,553	9	—	12,562
Commercial paper	Less than 1	1,743	1	—	1,744
Corporate bonds	Less than 1	4,256	5	—	4,261
Total		$46,037	$15	$—	$46,052

5. Accrued Liabilities

Details of accrued liabilities are presented as follows (in thousands):

	June 30, 2025	December 31, 2024
Accrued professional fees	$320	$5,157
Accrued salaries and payroll	881	2,681
Accrued restructuring charges	754	1,333
Accrued bonus	1,183	64
Accrued clinical	2,165	977
Accrued contract manufacturing	—	2,597
Accrued other - sales related	—	1,188
Accrued other	114	650
Total accrued liabilities	$5,417	$14,647

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

In April 2022, the Company entered into a lease agreement for office space in Morristown, New Jersey (the “Morristown Lease”). The Morristown Lease has a term of seventy-three months, unless terminated sooner, and includes rent abatement for the first three months and the forty-seventh and forty-eighth calendar months after lease commencement. Included in the Morristown Lease are fixed rent escalations of approximately 2% on each anniversary year of the lease term. In connection with the FYARRO Divestiture, KAKEN assumed the Morristown Lease. The Company has entered into a short-term sublease for six months, paying $13,000 per month, with KAKEN and has elected the short-term lease exemption under ASC 842. As such, this lease is not recorded on the balance sheet. Lease payments made are recognized on a straight-line basis over the lease term in the income statement.

The following table summarizes information related to the Company’s leases (in thousands):

	June 30, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	$—	$787
Liabilities:
Operating lease liabilities, current	$—	$268
Operating lease liabilities, non-current	—	565
Total operating lease liabilities	$—	$833

Rent expense for the three and six months ended June 30, 2025 and 2024 is presented on the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease rent expense	$34	$115	$108	$230

Cash paid for leases and included in operating cash flows for the six months ended June 30, 2025 and 2024 is presented on the following table (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid included in operating cash flows	$99	$254

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

Under the terms of the BMS License Agreement, BMS is entitled to receive royalties on net sales from licensed products under the agreement and any sublicense fees. During the three months ended June 30, 2025 and 2024, royalties on net product sales were $0 and $0.5 million, respectively. During the six months ended June 30, 2025 and 2024, royalties on net product sales were $0.5 million and $0.9 million, respectively. No payments related to sublicense fees were paid during the three and six months ended June 30, 2025 and 2024.

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

8. Stockholders’ Equity

Preferred Stock

As of June 30, 2025 and December 31, 2024, under the Company’s certificate of incorporation, as amended and restated, the Company has 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital with no shares outstanding.

Common Stock and Pre-Funded Warrants

As of June 30, 2025 and December 31, 2024, the Company had 300,000,000 shares of authorized common stock, par value of $0.0001 per share, under the Company's certificate of incorporation, as amended and restated. As of June 30, 2025 and December 31, 2024, the shares of common stock outstanding were 47,128,362 and 24,680,708, respectively.

In March 2022, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company LLC (“Cowen”), with respect to an “at the market offering” program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $75.0 million through Cowen as its sales agent. The Company will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of June 30, 2025, no shares of common stock had been sold pursuant to the Sales Agreement.

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

On September 26, 2022, the Company and the 2022 PIPE Investors entered into a Registration Rights Agreement (the “2022 PIPE Registration Rights Agreement”) providing for the registration for resale of the securities sold under the Purchase Agreement, including the shares issuable upon the exercise of the Pre-Funded Warrants, that are not then registered on an effective registration statement, pursuant to a registration statement filed with the SEC. The Pre-Funded Warrants meet the criteria to be classified within stockholders’ equity. As of June 30, 2025, 2,000,037 Pre-Funded Warrants are still outstanding.

On December 19, 2024, the Company entered into the Subscription Agreement for a private investment in public equity financing (the "2024 PIPE Financing") with certain investors (the "2024 PIPE Investors"), pursuant to which the Company agreed to sell to the 2024 PIPE Investors (i) 21,592,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $2.40 per share, and (ii) 20,076,500 Pre-Funded Warrants, at a purchase price of $2.3999 per Pre-Funded Warrant, for aggregate net proceeds of $94.4 million, after deducting certain expenses incurred of $5.6 million related to the issuance of shares. The 2024 PIPE Financing was conditioned upon the Company's shareholders approving the transaction and closed on March 4, 2025 after such approval was obtained. The Pre-Funded Warrants are indexed to the Company's common stock and meet the conditions for equity classification in accordance with ASC 815-40. As such, the Pre-Funded Warrants are classified as additional paid-in capital within stockholders' equity on the Company's condensed balance sheets.

The Pre-Funded Warrants are exercisable at an exercise price of $0.0001 per share of the Company's common stock and will be exercisable until exercised in full. The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99%, at the election of the holder, of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. As of June 30, 2025, all 20,076,500 Pre-Funded Warrants are still outstanding.

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

The number of shares available for issuance under the 2021 Plan will include an annual increase, or the evergreen feature, on the first day of each of the Company’s fiscal years, beginning with the Company’s fiscal year 2022, equal to the least of:

•
2,070,784 shares of common stock;
•
a number of shares equal to 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year; or
•
such number of shares as the board of directors or its designated committee may determine.

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

As of June 30, 2025, 140,361, 15,036, 6,946,410, and 490,000 shares were outstanding under the Private Aadi Plan, 2017 Plan, 2021 Plan, and 2023 Inducement Plan, respectively.

The following table summarizes the stock option activity during the six months ended June 30, 2025:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	4,950,016	$10.82	7.99	$1,818
Granted	3,350,624	1.85
Exercised	(24,936)	1.06
Cancelled/Forfeited	(683,897)	10.78
Outstanding as of June 30, 2025	7,591,807	$6.90	8.40	$459
Options exercisable as of June 30, 2025	3,195,773	$12.12	7.08	$47
Vested and expected to vest as of June 30, 2025	7,591,807	$6.90	8.40	$459

As of June 30, 2025, there was $9.6 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.27 years.

The total intrinsic value of the options exercised during the three months ended June 30, 2025, and 2024, was $0. The total intrinsic value of the options exercised during the six months ended June 30, 2025 and 2024 was $43.6 thousand and $0, respectively.

As of June 30, 2025, and December 31, 2024, 3,104,741 and 1,013,055 shares were reserved for future awards under the 2021 Plan, respectively. As of June 30, 2025 and December 31, 2024, 110,000 shares were reserved for future awards under the 2023 Inducement Plan.

Restricted Stock Units

Restricted stock consists of restricted stock unit awards (RSUs) which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. Employee grants vest over one to four years. Forfeitures of RSUs are recognized as they occur. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.

Activity with respect to the Company’s restricted stock units during the six months ended June 30, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2024	256,490	$1.92
Granted	2,567,272	1.68
Vested/Issued	(387,925)	1.60
Forfeited	(38,456)	1.92
Nonvested shares at June 30, 2025	2,397,381	$1.71

As of June 30, 2025, there was $3.1 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 0.84 years.

Compensation Expense Summary

The Company recognized the following compensation cost related to employee and non-employee share-based compensation activity for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling, general and administrative	$2,156	$1,772	$3,140	$4,114
Research and development	931	1,067	1627	2314
Total	$3,087	$2,839	$4,767	$6,428

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for share-based option awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Forfeitures are recognized and accounted for as they occur.

The calculation was based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average grant date fair value (per share)	$1.74	$1.27	$1.85	$1.39
Risk-free interest rate	3.97% - 4.19%	4.27% - 4.29%	3.97% - 4.19%	4.13% - 4.29%
Expected volatility	84.03% - 84.81%	89.96% - 90.53%	84.03% - 89.48%	89.22% - 91.46%
Expected term (in years)	5.49 - 6.08	5.50 - 6.06	5.49 - 6.08	5.00 - 6.08
Expected dividend yield	—	—	—	—

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

The calculation was based on the following assumptions:

	Three and Six Months Ended June 30, 2025	Three and Six Months Ended June 30, 2024
Strike price (per share)	$1.69 - $2.11	$1.56 - $4.00
Risk-free interest rate	4.29% - 4.44%	5.40% - 5.41%
Expected volatility	55.26% - 88.23%	60.99% - 140.00%
Expected term (in years)	0.5	0.5
Expected dividend yield	—	—

As of June 30, 2025, and December 31, 2024, 1,041,213 and 810,743 shares of common stock were available for issuance under the 2021 ESPP, respectively. The Company had an outstanding liability of $23.2 thousand and $37.0 thousand as of June 30, 2025, and December 31, 2024, respectively, which will be recognized over six months. For the six months ended June 30, 2025 and 2024, 16,337 and 60,629 shares were issued under the 2021 ESPP, respectively.

11. Income Taxes

The Company recorded income tax expense of zero for the six months ended June 30, 2025 and 2024, respectively. The Company continues to maintain a full valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted in the U.S. The Act includes significant changes to federal tax law, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact the new tax law will have on its financial position and results of operations. Preliminarily, the Company does not expect the Act to have a material impact on the estimated annual effective tax rate in 2025.

12. Commitments and Contingencies

Litigation

From time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company has no ongoing legal proceedings or claims where a liability has been recorded as of June 30, 2025 and December 31, 2024.

Purchase Commitments

The Company has ongoing contracts with vendors for clinical trials and contract manufacturing. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of $2.2 million and $3.6 million for expenditures incurred by clinical and contract manufacturing vendors as of June 30, 2025, and December 31, 2024, respectively.

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

For the three and six months ended June 30, 2025, the Company incurred $0 in expenses related to the Mirati collaboration. For the three and six months ended June 30, 2024, the Company incurred $0.5 million and $0.7 million in expenses related to the Mirati collaboration, respectively.

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

In accordance with the License Agreement, WuXi Biologics is eligible to receive from the Company (a) up to an aggregate of $265.0 million upon the achievement of certain development milestones, and (b) up to an aggregate of $540.0 million upon the achievement of certain commercial milestones, across all ADC Therapies. WuXi Biologics is also entitled to running royalties ranging from low-single-digit to upper-single-digit percentages of annual net sales of licensed products in the territory on a product-by-product and region-by-region basis from the first commercial sale of the applicable licensed product in a particular region until the date which is the later of (i) expiration of the last to expire valid claim of a license patent in such region covering the sale of such licensed product in such region or (ii) ten years after the first commercial sale of such licensed product in such region.

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

13. Restructuring

On August 21, 2024, the Company announced a restructuring plan to reduce the Company’s workforce by approximately 32% in response to the Company's announcement on August 20, 2024 that it planned to halt the registration-intended PRECISION1 trial of nab-sirolimus in patients with solid tumors harboring TSC1 or TSC2 inactivating alterations. The Company recorded a total restructuring charge of $2.6 million, which consists of one-time termination benefits such as severance costs and related benefits. As of June 30, 2025, $0.8 million of one-time termination benefits remain payable and are recorded within the accrued liabilities on the Company's condensed balance sheet. As of December 31, 2024, $1.5 million of one-time termination benefits remain payable and are recorded within the accrued liabilities and other liabilities line items on the Company's condensed balance sheet. The Company paid $0.7 million of the liability during the six months ended June 30, 2025. There were no restructuring charges for the three and six months ended June 30, 2025 and 2024. Restructuring payments commenced in September 2024 and will extend through March 2026.

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

The Company recorded a net gain on the sale of the divestiture of $87.4 million during the six months ended June 30, 2025 which has been recorded on the unaudited condensed statement of operations and comprehensive (loss) income . The $87.4 million gain represents the aggregate consideration of $102.4 million, less the assets and liabilities transferred, which are listed below (in thousands):

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

15. Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has identified its Chief Executive Officer as the chief operating decision maker and the Company views its operations and manages its business in one operating segment, applying advanced technologies to established tumor biology that are intended to efficiently deliver improved cancer treatments. The CODM assesses performance for the Company's single operating segment and decides how to allocate resources based on research and development expenses incurred and on net (loss) income as reported on the statement of operations and comprehensive (loss) income. The measure of segment assets is reported on the balance sheet as total assets. Further, segment depreciation expense and segment asset additions are consistent with amounts reported within the statement of cash flows given the Company's operations are aggregated within a single reportable segment. The Company's revenues relate to sales of FYARRO, which was divested as of March 25, 2025. Refer to Note 2 for further information. All the assets and operations of the Company’s sole operating and reportable segment are located in the United States.

Significant segment expenses which are regularly reported to the CODM for purposes of making decisions regarding the allocation of resources are included within the table below and are reconciled to net (loss) income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Revenue	$—	$6,179	$7,145	$11,532
Less:
ADC assets - research and development expenses	43,454	—	43,454	—
ADC assets - contract manufacturing	5,402	—	8,877	—
FYARRO - research and development expenses	(47)	9,863	5,266	20,135
FYARRO - contract manufacturing expenses	—	3,230	—	6,552
FYARRO - commercial and marketing expenses	(14)	693	280	1,294
Finance and accounting expenses (1)	2,033	2,790	5,249	6,482
Legal expenses	984	1,212	3,571	2,469
Other segment items (2)	2,782	4,035	10,260	9,815
Interest income	(1,979)	(1,061)	(2,770)	(2,343)
Gain on sale of business	—	—	(87,443)	—
Net (loss) income	$(52,615)	$(14,583)	$20,401	$(32,872)

(1)
Finance and accounting expenses primarily include shared-based compensation, insurance, salaries and wages, and other outside consulting services.
(2)
Other segment items primarily include other SGA departmental expenses, cost of sales, interest expense, other income, and foreign exchange loss.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains express or implied forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report may include, but are not limited to, statements about:

•
our estimates regarding expenses, capital requirements, needs for additional financing and the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements, including our belief that, based on our current plans, our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2028;
•
our ability to obtain and maintain regulatory approval for our portfolio of three next generation antibody drug conjugates (the “ADC Therapies”) or any other product candidates we may develop in the future, and any related restrictions, limitations or warnings in the label of an approved product candidate;
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
•
the anticipated timing of releasing data for current or future clinical trials;
•
the anticipated timing of commencement, enrollment, and completion of any current or future clinical trials for the ADC Therapies or any other product candidates we may develop;
•
our belief that, with the three ADC Therapies, we have the ability to pursue multiple cancer indications with high potential in large addressable patient populations, including and beyond those indications currently expected to be targeted in the upcoming Phase 1 trials;
•
our belief that the ADC Therapies will be able to target cancers expressing specified tumor markers precisely and deliver the potent, cytotoxic Topoisomerase I ("TOPO1") inhibitor at the site of cancer;
•
our view that we are positioned to unlock the high potential of the ADC Therapies due to our track record of strong execution of novel drug formulation, research, clinical development, and commercialization in oncology, combined with our deep understanding of antibody drug conjugates ("ADCs");
•
our belief that our team is well positioned to execute on our strategy to develop and, if approved, commercialize the ADC Therapies and future pipeline assets to ultimately bring broad benefit to cancer patients worldwide;
•
our manufacturing capabilities and strategy;
•
the expectations regarding the beneficial characteristics, safety, efficacy and therapeutic effects of the ADC Therapies and any other product candidates that we may develop;
•
the implementation of our business model and our strategic plans for our business;
•
our ability to contract with and rely on third parties to assist in conducting our clinical trials and manufacturing the ADC Therapies and any other product candidates we may develop in the future;
•
the size and growth potential of the markets for the ADC Therapies and any other product candidates we may develop, if approved, and our ability to serve those markets, either alone or in partnership with others;

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
•
our financial performance; and
•
our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the related notes thereto appearing elsewhere in this Quarterly Report and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ending December 31, 2024 filed with the SEC on March 28, 2025. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. You should read this Quarterly Report completely, including Part II, Item 1A (Risk Factors) of this Quarterly Report and the “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by our forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Legacy FYARRO Business.

For the periods presented and through the FYARRO Divestiture (as defined below), our lead drug product was FYARRO®. Nab-sirolimus is a potent inhibitor of the mTOR biological pathway with demonstrated anti-cancer activity in advanced malignant perivascular epithelioid cell tumor (“PEComa”), a rare cancer. We exclusively licensed FYARRO, previously called ABI-009, nab-sirolimus, from Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol-Myers Squibb Company (“BMS”). We refer to the development, production and commercial sale of FYARRO herein as the “FYARRO Business”. On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net product sales of $0 and $7.1 million for the three and six months ended June 30, 2025, respectively. See “Results of Operations” for further discussion of our results.

On December 19, 2024, we entered into a Stock Purchase Agreement (the “Divestiture Agreement”) with KAKEN INVESTMENTS INC., a Delaware corporation (“KAKEN”), KAKEN PHARMACEUTICAL CO., LTD (“Guarantor”), and Aadi Subsidiary, Inc., a Delaware corporation and our former wholly owned subsidiary and the operating company for the FYARRO Business (“Aadi Subsidiary”). Under the Divestiture Agreement, KAKEN acquired 100% of the outstanding shares of capital stock of Aadi Subsidiary from us at the closing for a cash payment of $102.4 million (following applicable purchase price adjustments under the Divestiture Agreement) (the "FYARRO Divestiture"). The divestiture transaction closed on March 25, 2025 and, as a result, we no longer operate the FYARRO Business and KAKEN acquired the rights to the Aadi Bioscience, Inc. name and any related trademarks.

WuXi Biologics License Agreement

On December 19, 2024, we entered into the License Agreement with WuXi Biologics for exclusive rights to certain patents and know-how pertaining to WuXi Biologics’ preclinical ADC Therapies leveraging Hangzhou DAC linker-payload technology targeting each of MUC16, PTK7 and SEZ6. Under the License Agreement, we paid WuXi Biologics a non-refundable, partial upfront payment of $6.0 million on December 19, 2024 and we paid an additional non-refundable, upfront payment of $38.0 million on April 16, 2025, in each case, for the rights and licenses granted to us by WuXi Biologics. In accordance with the License Agreement, WuXi Biologics is eligible to receive from us (a) up to an aggregate of $265.0 million upon the achievement of certain development milestones, and (b) up to an aggregate of $540.0 million upon the achievement of certain commercial milestones, across all ADC Therapies programs. WuXi Biologics is also entitled to running royalties ranging from low-single-digit to upper-single-digit percentages of annual net sales of licensed products in the territory on a product-by-product and region-by-region basis from the first commercial sale of the applicable licensed product in a particular region until the date which is the later of (i) expiration of the last to expire valid claim of a license patent in such region covering the sale of such licensed product in such region or (ii) ten years after the first commercial sale of such licensed product in such region.

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

Legacy FYARRO Business Agreements

Former BMS License Agreement. We had exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to ABI-009 (which we refer to as FYARRO) pursuant to an amended and restated license agreement, dated November 15, 2019, as amended August 31, 2021 (the “BMS License Agreement”) with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of BMS. Under the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. We recorded royalties on net product sales of $0 and $0.5 million during the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, royalties on net product sales were $0.5 million and $0.9 million, respectively, under the terms of this agreement. No development payments related to milestones under this agreement were paid during the three and six months ended June 30, 2025 and 2024. See Note 7 to the condensed financial statements for more information about the BMS License Agreement.

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

Former Mirati Collaboration. In October 2022, we entered into a collaboration and supply agreement with Mirati to evaluate the combination of Mirati’s adagrasib and FYARRO in KRASG12C mutant NSCLC and other solid tumors. In May 2024, we announced the mutually agreed upon termination of the collaboration and supply agreement with Mirati. Enrollment in the Phase 1/2 study has been closed and the study is winding down. Under the terms of the agreement, Mirati was responsible for sponsoring and operating the Phase 1/2 study and we supplied study drug and jointly shared the cost of the study, which continued during the winding down process that has now completed.

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

Key Trends and Factors Affecting Comparability Between Periods

•
We had built a cross-functional commercial team consisting of marketing, market access and commercial operations. Expenses related to our commercialization of FYARRO, including personnel expenses, sales support, and marketing are included in selling, general and administrative expenses for the six months ended June 30, 2025. We expect these expenses to decrease, as compared to prior periods, due to the divestiture of FYARRO which closed on March 25, 2025.
•
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
•
Commercial sale of FYARRO was launched on February 22, 2022, for the treatment of patients with advanced malignant PEComa. We recorded net product sales of $0 and $6.2 million for the three months ended June 30, 2025 and 2024, respectively. As a result of the FYARRO Divestiture, we no longer commercialize FYARRO as of March 25, 2025. As the commercial sale of FYARRO constituted our sole source of revenue, we do not expect to generate further revenue for the foreseeable future.

Liquidity and Capital Resources

As of June 30, 2025, we had $177.2 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2028. We recorded net income for the six months ended June 30, 2025 primarily due to the gain on sale related to the divestiture of FYARRO. Prior to the sale, we have incurred net losses in each year since inception and as of June 30, 2025, we had an accumulated deficit of $312.3 million. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, costs associated with the Reverse Merger, the FYARRO Divestiture, 2024 PIPE Financing, and the in-licensing of the ADC Therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials of the ADC Therapies and identifying and designing product candidates and the regulatory approval process for any product candidates we may develop.

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the condensed balance sheets and condensed statements of operations and comprehensive loss presented herein. The following discussion and analysis are based on our condensed financial statements contained in this Quarterly Report, which we have prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such condensed financial statements and the related notes thereto.

Components of Condensed Statements of Operations and Comprehensive Loss

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

Other Income (Expense), Net

Other income, net consists primarily of interest income earned on cash, cash equivalents and short-term investments. During the three and six months ended June 30, 2025, other income, net consists of gain on sale of a business, interest income earned on cash, cash equivalents and short-term investments, and income received for billable services not part of our ordinary activities provided by our employees to KAKEN under a Transition Services Agreement ("TSA"). The TSA was entered into in connection with the FYARRO Divestiture, which closed on March 25, 2025, and expires September 30, 2025.

Income Tax Expense

During the three and six months ended June 30, 2025 and 2024, we recognized no income tax expense on the condensed statements of operations and comprehensive loss. Since our formation in 2011, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations:

The following table presents the results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Product sales, net	$—	$6,179	$7,145	$11,532
Other revenue	—	—	—	—
Total revenue	—	6,179	7,145	11,532
Operating expenses
Selling, general and administrative	5,940	7,892	18,755	18,512
Research and development	48,809	13,093	57,597	26,686
Cost of goods sold	—	778	760	1,430
Total operating expenses	54,749	21,763	77,112	46,628
Loss from operations	(54,749)	(15,584)	(69,967)	(35,096)
Other income (expense), net	2,134	1,001	90,368	2,224
Net (loss) income	$(52,615)	$(14,583)	$20,401	$(32,872)

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

Product Sales, Net

Our product sales, net consist of sales of FYARRO since its launch in the United States on February 22, 2022. Product sales, net for the three months ended June 30, 2025 and 2024 were $0 and $6.2 million, respectively. For the six months ended June 30, 2025 and 2024, product sales, net were $7.1 million and $11.5 million, respectively.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2025 and 2024, were $5.9 million and $7.9 million, respectively. The decrease of $2.0 million was primarily driven by a decrease of $0.8 million in personnel expenses, $0.7 million in commercial and marketing expenses, and $0.4 million in legal and other expenses.

Selling, general and administrative expenses for the six months ended June 30, 2025 and 2024, were $18.8 million and $18.5 million, respectively. The increase of $0.3 million was primarily driven by an increase of $3.8 million in consulting and insurance expenses and $1.8 million in legal and other expenses, offset by a decrease of $4.3 million in personnel expenses and $1.0 million in commercial and marketing expenses.

Research and Development Expenses

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Personnel expenses	$2,301	$5,519	$6,102	$11,816
Consultants	417	310	799	726
External clinical development	41,737	4,872	44,126	9,303
Clinical drug product manufacturing	4,280	2,189	6,365	4,366
Other expenses	74	203	205	475
Total research and development expenses	$48,809	$13,093	$57,597	$26,686

Research and development expenses for the three months ended June 30, 2025 and 2024 were $48.8 million and $13.1 million, respectively. The increase of $35.7 million was primarily driven by an increase of $36.9 million in external clinical development expense which includes the remaining $38.0 million up-front license fee and $2.3 million VAT tax paid to WuXi Biologics, and $2.0 million in clinical drug product manufacturing, offset by a decrease of $3.2 million in personnel expenses.

Research and development expenses for the six months ended June 30, 2025 and 2024 were $57.6 million and $26.7 million, respectively. The increase of $30.9 million was primarily driven by an increase of $34.8 million in external clinical development expense which includes the remaining $38.0 million up-front license fee and $2.3 million VAT tax paid to WuXi Biologics, $2.0 million in clinical drug product manufacturing, and $0.1 million in consulting, offset by a decrease of $6.0 million in personnel and other expenses.

Cost of Goods Sold

Cost of goods sold was $0 and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, primarily reflecting royalties incurred on product sold.

Cost of goods sold was $0.8 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively, primarily reflecting royalties incurred on product sold.

Other Income (Expense), Net

Other income, net for the three months ended June 30, 2025 and 2024 was $2.1 million and $1.0 million, respectively. The increase of $1.1 million was primarily driven by an increase in short-term investments held during the period.

Other income, net for the six months ended June 30, 2025 and 2024 was $90.4 million, compared to other income, net of $2.2 million, respectively. The increase of $88.2 million was primarily driven by a gain on sale of a business related to the FYARRO Divestiture and an increase in short-term investments held during the period.

Liquidity and Capital Resources

Overview

As of June 30, 2025 we had $177.2 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2028.

We have incurred net losses in each year since inception except for the six months ended June 30, 2025 as we incurred net income due to the sale of a business. As of June 30, 2025, we had an accumulated deficit of $312.3 million. Our net loss was $52.6 million and $14.6 million for the three months ended June 30, 2025 and 2024, respectively. Our net income was $20.4 million and our net loss was $32.9 million for the six months ended June 30, 2025 and 2024, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials of the ADC Therapies and identifying and designing product candidates and the regulatory approval process for any product candidates we may develop.

On September 22, 2022, we received funding of $72.2 million, net from a private investment in public equity financing (the “2022 PIPE Financing”) with certain investors (the “2022 PIPE Investors”).

On March 17, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an “at the market offering” pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar value of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of June 30, 2025, no shares of common stock had been sold under the Sales Agreement.

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

On September 22, 2022, we entered into the purchase agreement for the 2022 PIPE Financing with the 2022 PIPE Investors for the sale of 3,373,526 shares of our common stock for a price of $12.50 per share and Pre-Funded Warrants to purchase an aggregate of 2,426,493 shares of our common stock, at a purchase price of $12.4999 per Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at an exercise price of $0.0001 and will be exercisable until exercised in full. The 2022 PIPE Financing closed on September 26, 2022. Aggregated net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the shares were $72.2 million. As of June 30, 2025, 2,000,037 Pre-Funded Warrants are still outstanding.

On December 19, 2024, we entered into the Subscription Agreement with certain investors (the "2024 PIPE Investors"), pursuant to which we agreed to sell to the 2024 PIPE Investors (i) 21,592,000 shares of the our common stock, par value $0.0001 per share, at a purchase price of $2.40 per share, and (ii) 20,076,500 Pre-Funded Warrants, at a purchase price of $2.3999 per Pre-Funded Warrant, for aggregate net proceeds of $94.4 million, after deducting certain expenses incurred of $5.6 million related to the issuance of shares. The Pre-Funded Warrants have an exercise price of $0.0001 per share of the Company's common stock and are exercisable and will remain exercisable until exercised in full. The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99%, at the election of the holder, of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice. The 2024 PIPE Financing closed on March 4, 2025. As of June 30, 2025, all 20,076,500 Pre-Funded Warrants are still outstanding.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(64,821)	$(28,810)
Net cash provided by investing activities	86,672	6,984
Net cash provided by financing activities	94,351	77
Net increase (decrease) in cash, cash equivalents and restricted cash	$116,202	$(21,749)

Operating Activities

Our cash used in operating activities primarily results from our net loss adjusted for non-cash expenses, changes in working capital components, amounts due to contract research organizations to conduct our clinical programs and employee-related expenditures for research and development and selling, general and administrative activities. Our cash flows from operating activities will continue to be affected by spending to advance our research and development of the ADC Therapies and identifying and designing product candidates and the regulatory approval process for any product candidates we may develop.

For the six months ended June 30, 2025, cash used in operating activities was $64.8 million and resulted from (i) our net income of $20.4 million, (ii) a $2.7 million net increase in cash used to fund changes in net operating assets and liabilities, and (iii) $82.5 million non-cash adjustments, which were primarily related gain on sale of business, share based compensation, lease expense, depreciation, and discount amortization on short-term investments.

For the six months ended June 30, 2024, cash used in operating activities was $28.8 million and resulted from (i) our net loss of $32.9 million, and (ii) a $1.9 million net increase in cash used to fund changes in net operating assets and liabilities, and (iii) $6.0 million non-cash adjustments, which were primarily related to share based compensation, discount amortization on short-term investments, lease expense, and depreciation.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2025 related to proceeds from the sale of business, maturities of short-term investments of $18.1 million, offset by purchases of short-term investments of $32.2 million and purchases of property and equipment of $0.6 million.

Cash provided by investing activities for the six months ended June 30, 2024 related to maturities of short-term investments of $34.8 million, offset by purchases of short-term investments of $26.6 million and fixed assets of $1.3 million.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 related to $100.0 million proceeds received from the sale of common stock and pre-funded warrants to the 2024 PIPE Investors, offset by payment of 2024 PIPE Financing related transaction costs.

Cash provided by financing activities for the six months ended June 30, 2024 related to proceeds received from the issuance of common stock under the employee stock purchase plan offset by deferred offering costs paid for financing.

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

Rent expense is being recorded on a straight-line basis. Rent expense related to the Pacific Palisades and Morristown leases was $0 and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. Rent expense was $0.1 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively. See Note 6 to the condensed financial statements for details related to future lease payments.

In January 2022, we entered into a Negotiated Purchase Order Terms and Conditions for Clinical and Commercial Product, as amended effective as of August 1, 2022, June 30, 2024, and July 31, 2024 (the “Fresenius Agreement”) with Fresenius Kabi, LLC (“Fresenius Kabi”), pursuant to which Fresenius Kabi manufactured FYARRO for us and we purchased FYARRO as a finished drug product from Fresenius Kabi, on a purchase order basis. The Fresenius Agreement contained specific activities such as non-cancellable commitments, minimum purchase commitments, or binding annual forecasts. Under the Fresenius Agreement, which was effective through September 30, 2024, we purchased FYARRO for either clinical or commercial purposes for use in the United States and Canada. As a result of the FYARRO Divestiture, all of our rights and obligations under the Fresenius Agreement transferred to KAKEN.

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

Critical Accounting Policies and Estimates

Our condensed financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For discussion of legal proceedings, see Item 1 of Part I, “Condensed Financial Statements - Note 12” in this Quarterly Report.

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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

•
We are a preclinical-stage biopharmaceutical company, have a limited operating history and have three preclinical products in development, which may make it difficult for you to evaluate our current business and likelihood of success and viability.
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
•
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
•
We may not be successful in growing our product pipeline through acquisitions and in-licenses.
•
We contract with qualified third parties for the production of pre-clinical product supplies, and expect to continue to do so for supplies needed for clinical trials. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of product supplies to meet demand or otherwise or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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

•
We have limited resources and are currently focusing our efforts on developing the ADC Therapies for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately prove to be more profitable or to have a greater likelihood of success.
•
We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or achieve regulatory approval before we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted.
•
The market opportunities for the ADC Therapies and other product candidates we may develop, if approved, may be limited to certain smaller patient subsets.
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
•
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
•
Our business is subject to the risks associated with doing business in China.
•
U.S.-China trade relations may adversely impact our supply chain operations and business.
•
Litigation and legal proceedings may substantially increase our costs and harm our business, irrespective of outcome, including any securities class action litigation that might occur in connection with potential strategic transactions.
•
Our stock price is volatile.

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

We have incurred significant net losses since our inception, have only generated revenue from product sales for a portion of our operating history (February 2022 through March 2025), and have financed our operations principally through private placements and public offerings of our securities, federal grants and proceeds from licenses. Our net loss was $52.6 million and $14.6 million for the three months ended June 30, 2025 and 2024, respectively. We had an accumulated deficit of $312.3 million as of June 30, 2025, and $332.7 million as of December 31, 2024. These losses have resulted primarily from costs incurred in connection with research and development activities, costs incurred in connection with developing and commercializing FYARRO and general and administrative costs associated with our operations. As a result of our acquisition of the ADC Therapies, we expect to continue to incur significant selling, general and administrative expenses as well as research and development expenses related to our ongoing operations, including, identifying and designing additional product candidates, conducting preclinical studies and clinical trials for our product candidates, and navigating the regulatory approval process for the ADC Therapies and any future product candidates. Although we expect our expenses to decrease overall given the recent divestiture of FYARRO, including related commercial and clinical expenses, and headcount reductions, the amount of our future expenses and potential losses is uncertain.

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

Our ability to generate product sales depends on our ability, alone or with strategic collaboration partners, to obtain the regulatory and marketing approvals necessary to successfully complete discovery, development and eventual commercialization of one or more of the ADC Therapies or any future product candidates, and commercialize any such product candidates, if approved, in foreign jurisdictions. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue and achieve profitability depends significantly on our ability, or any current or future collaborator’s ability, to achieve several objectives, including, but not limited to:

•
demonstrating the safety and efficacy of the ADC Therapies to the satisfaction of the FDA and obtaining regulatory approval for ADC Therapies and for any other product candidates that we may develop in the future, if any, for which there is a commercial market;

•
launching and successfully commercializing the ADC Therapies or any other product candidates that we may develop in the future following any regulatory approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
•
maintaining a commercially viable supply of, and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for the ADC Therapies or any other product candidates that we may develop in the future, if approved;
•
completing development activities successfully and on a timely basis;
•
our ability to complete investigational new drug (“IND”) application enabling studies and successfully submit INDs or IND supplements or comparable applications, which become effective without any objections by the FDA or comparable regulatory authorities before commencing a clinical trial for the ADC Therapies and any future product candidates;
•
establishing and maintaining relationships with contract research organizations (“CROs”) and clinical sites for the future clinical development of the ADC Therapies and any other future product candidates that we may develop;
•
timely receipt of regulatory approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
•
developing or contracting for an efficient and scalable manufacturing process for the ADC Therapies and any future product candidates, including obtaining finished products that are appropriately packaged for sale;
•
following regulatory approval, negotiating and maintaining an adequate price for the ADC Therapies or any future product candidates, both in the United States and in foreign countries where our products are commercialized;
•
a continued acceptable safety profile following any regulatory approval of product candidates;
•
commercial acceptance of product candidates by patients, the medical community and third-party payors;
•
obtaining coverage and adequate reimbursement by third-party payors for any product candidates;
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
•
entering into and maintaining, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize the ADC Therapies and any future product candidates; and

•
addressing any competing therapies and technological and market developments and attracting, hiring and retaining qualified personnel.

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

Prior to initiating clinical trials of our product candidates, we will need to initiate or complete IND-enabling studies for each of the ADC Therapies and we will need to file an IND or similar application to the FDA or regulatory authorities in other jurisdictions. We expect to submit INDs with respect to HWK-007 and HWK-016 in the fourth quarter of 2025 and HWK-206 in mid-2026 but we may not be able to file the INDs for our product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that result in the suspension or termination of clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory clearance for our trials may prevent us from developing product candidates on a timely basis, if at all. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical studies or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate. If we experience failures, setbacks or delays in our preclinical studies, clinical trials, manufacturing or regulatory efforts, our business may be materially harmed.

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

Our product candidates are next-generation ADC Therapies using the same linker-payload designed by Hangzhou DAC and new antibodies designed by WuXi Biologics. Though ADC-based product candidates have been or are currently being evaluated by others in clinical trials using similar targets or the same linker-payload architectures, our product candidates and their antibody components have never been evaluated in human clinical trials. If our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates currently use the same linker-payload architecture.

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

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to prescription drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021 (the “American Rescue Plan”), the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. If HHS begins to set most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, that can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such laws after obtaining regulatory approval for any of the product candidates that we may develop. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any product candidates that we may develop, if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

•
potential liability under the United States Foreign Corrupt Practices Act (“FCPA”) or comparable foreign regulations;
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
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates being insufficient or inadequate; and
•
delays due to health epidemics, such as the COVID-19 pandemic, including starting any clinical trials for other indications or programs.

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

Many companies are active in the oncology market and are developing or marketing products for the specific therapeutic markets that we target, including both antibody- and non-antibody-based therapies. Similarly, we also face competition from other companies and institutions that continue to invest in innovation in the ADC field, including new payload classes, new conjugation approaches and new targeting moieties. Specifically, we are aware of multiple companies with ADC technologies that may be competitive with our products and product candidates, including, but not limited to, AbbVie, Daiichi Sankyo, Day One Biopharmaceuticals, Eli Lilly, Genmab, GlaxoSmithKline, Gilead, Kelun, Mersana, Sanofi, Roche, Pfizer, Zymeworks, Ideaya, and Biocytogen. There are hundreds of ADCs in development, the vast majority of which were being developed for the treatment of cancer.

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

Under the new leadership at the HHS under the current administration, agency reorganization, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the new administration and FDA commissioner, or other executive orders. Recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, and the announcement of a new Commissioner’s National Priority Voucher program to companies supporting certain U.S. national health priorities and interests. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the new administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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
•
restrictions on a product, distribution, manufacturers or manufacturing processes;
•
issuance of warning letters, safety alerts, dear-healthcare-provider letters, press releases or other communications containing warnings regarding the product that would result in adverse publicity;
•
voluntary or mandatory product recalls and publicity requirements or withdrawal of a product from the market;
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
•
delays in or the rejection of approvals of additional indications for a product;
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

Even if orphan drug designation is granted, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain regulatory approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, that the orphan drug exclusivity may not effectively protect an approved product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review. In view of the overturn of the Chevron doctrine in Loper Bright Enterprises v. Raimondo, this landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, including market exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the current administration may also lead to new policies and changes in the regulations and operations of the FDA, which may impact our clinical development plans. In April 2025, the President issued an executive order and an accompanying fact sheet focused on lowering drug prices, but it is unclear what actions will be implemented by the Department of Health and Human Services, CMS, and FDA under the new leadership, and how those actions will impact our industry and our business.

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
•
the product candidate may not prove to be efficacious in the respective orphan patient populations;
•
clinical trial results may not meet the level of statistical significance required by the regulatory agencies; and
•
the product candidate may not have a favorable risk/benefit assessment in the respective orphan indication.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent regulatory approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Further, in view of the Supreme Court decision in Loper Bright Enterprises v. Raimondo, this landmark decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, including market exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the current administration may also lead to new policies and changes in the regulations and operations of the FDA, which may impact our clinical development plans.

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

Additionally, the collection and use of health data in the European Union is governed by the General Data Protection Regulation (the “GDPR”), which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals. Failure to comply with the GDPR and the applicable national data protection laws of European Union member states may result in fines up to €20.0 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Additionally, the UK has implemented legislation that substantially implements the GDPR, the UK GDPR, which provides for similar obligations and provides for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. The UK enacted the UK Data (Use and Access) Act 2025 on June 19, 2025, which made targeted amendments to the UK GDPR and the UK Data Protection Act. The European Union also has enacted numerous laws and regulations addressing cybersecurity. Similar laws have been proposed, and in certain cases enacted, in other foreign jurisdictions. For example, on August 20, 2021, the Personal Information Protection Law (“PIPL”) of the People’s Republic of China was adopted and went into effect on November 1, 2021. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year.

The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and limitations on cross-border data transfers. These developments and regimes and other regulatory regimes, guidance, or developments may impose additional obligations with respect to cross-border data transfers, all of which could restrict our activities in certain jurisdictions, limit our ability to provide our products and services or engage in other activities in certain jurisdictions, require us to modify our policies and practices, and to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data across borders. Any of these events, if occurring, could adversely affect the manner in which we conduct our business and thus materially affect our operations and financial results.

More generally, state and foreign laws addressing privacy, data protection and cybersecurity may apply to the privacy, protection, security, and collection, use, transfer, retention, and other processing of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020, and subsequently was amended and supplemented by the CPRA, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. Numerous other states in the U.S. have proposed or enacted similar legislation. While the CCPA and many other similar state laws exempt some data regulated by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and certain clinical trials data, the CCPA and such other laws, to the extent applicable to our business and operations, may increase our compliance costs and potential liability. Further, some states have enacted more specific legislation, such as Washington’s enactment of the My Health, My Data Act, which includes a private right of action. The U.S. federal government is also contemplating federal privacy legislation, and the U.S. Department of Justice has issued rules regarding certain bulk sensitive personal data transfers. The evolving trend toward more stringent laws and regulations in the United States relating to privacy, data protection and cybersecurity, including the foregoing laws and regulations and the potential for future laws and regulations, could increase our compliance costs and potential liability and adversely affect our business.

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

Furthermore, various jurisdictions are introducing or enhancing laws, rules, and regulations relating to privacy, data protection and cybersecurity, which could increase our compliance costs and the risks associated with noncompliance. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices, and our efforts to comply with the evolving data protection rules may be unsuccessful. Our actual or alleged non-compliance could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level in various jurisdictions may be costly and require ongoing modifications to our policies, procedures, and systems. The GDPR, UK GDPR, and other laws and regulations addressing privacy, data protection and cybersecurity may increase our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional mechanisms in an effort to comply with them.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of fees, and statutory, regulatory, and policy changes. Changes in the leadership of the FDA and other federal agencies under the current administration, including return-to-office policy, hiring freeze, layoffs, and other policies implemented by the Department of Government Efficiency, may lead to changes in the operations of the FDA and other agencies, which may have a material impact on the industry and our clinical development plans. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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
•
collaborators may de-emphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a business combination or sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
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
•
collaboration agreements may not lead to development or commercialization of any product candidates that we may develop in the most efficient manner or at all;
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

As of August 4, 2025, we have 21 full-time or part-time employees. In order to successfully implement our plans and strategies, from time to time we may need additional managerial, operational, development, financial and other personnel. In order to successfully implement our plans and strategies, from time to time we may need additional managerial, operational, development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on and processed by our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of systems and information), which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. These risks may be heightened due to the increasing number of our and our vendors’ and contractors’ personnel working remotely. Further geopolitical events such as wars and conflicts may increase the cybersecurity threats we and the third parties we work with face. Any disruption or security breach or incident resulting in a loss, destruction, unavailability, or unauthorized alteration, dissemination, or other processing of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, have prevented or will prevent significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, or unauthorized alteration, dissemination, or other processing of, or damage to, our data that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, any such event that were to occur and cause interruptions in our operations could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss, unauthorized alteration, or unavailability of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, interruptions or other disruptions of our internal information technology systems or security breaches or incidents could result in the loss, misappropriation, and/or unauthorized access, use, disclosure, or other processing of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information or individually identifiable health information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads or is perceived to lead to unauthorized access, use, disclosure, or other processing of individually identifiable health information or personal information, including such information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of such information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Following the FYARRO Divestiture, the portion of our consolidated NOLs and other tax attributes that were allocable to Aadi Subsidiary generally remain with Aadi Subsidiary and no longer constitute our tax attributes.

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

Legislation or other changes in United States and international tax laws could increase our tax liability and adversely affect after-tax profitability. For example, beginning in 2022, the legislation commonly known as the Tax Cuts and Jobs Act of 2017, or the Tax Act, requires U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside of the United States must be capitalized and amortized over a 15-year period. Legislation commonly known as the “One Big Beautiful Bill” enacted in July 2025 eliminates capitalization of domestic research and experimental expenditures for taxable years beginning January 1, 2025, but retains the requirement to amortize foreign research and experimental expenditure over 15 years. Further, in August 2022, the United States enacted the Inflation Reduction Act, which implemented a number of changes, including a 1% excise tax on stock buybacks and an alternative minimum tax on adjusted financial statement income. Such enacted and other proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred tax assets in future periods.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to develop products that are similar to any product candidates but that are not covered by the claims of the patents that we own or license;

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

As a result of our reliance on WuXi Biologics and Hangzhou DAC, both located in China, our results of operations, financial condition, and prospects are subject to a significant degree to economic, political, and legal developments in China including government control over capital investments or changes in tax regulations that are applicable to us. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate and control of foreign exchange, and allocation of resources. Since we rely on an entity located in China, our business is subject to the risks associated with doing business in China, including:

•
adverse political and economic conditions, particularly those potentially negatively affecting the trade relationship between the United States and China;
•
trade protection measures, such as tariff increases, and import and export licensing and control requirements;
•
potentially negative consequences from changes in tax laws;

•
difficulties associated with the Chinese legal system, including increased costs and uncertainties associated with enforcing contractual obligations in China;
•
historically lower protection of intellectual property rights;
•
requirements relating to China’s data security rules and regulations;
•
requirements relating to China personal information protection laws;
•
changes and volatility in currency exchange rates;
•
unexpected or unfavorable changes in regulatory requirements; and
•
difficulties in managing foreign relationships and operations generally.

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

As described in Note 12 (Commitments and contingencies) to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have been, are, and may in the future become, party to lawsuits and legal proceedings including, without limitation, actions and proceedings in the ordinary course of business relating to our collaboration partners, directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. For example, in June 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. In the Request for Arbitration, EOC claimed that we breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing information to EOC. As a result, we became party to a lengthy arbitration process and, although we were found not liable for any damages to EOC in the arbitration panel’s final award in September 2024, we nevertheless experienced management distraction and incurred significant legal fees to defend ourselves.

The expense of defending against litigation and legal proceedings may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such lawsuits or legal proceedings is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Litigation and legal proceedings are subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition.

Our stock price is volatile.

The market price of our common stock could be subject to significant fluctuations. From the completion of our reverse merger with Aerpio Pharmaceuticals, Inc. on August 26, 2021 through August 4, 2025, the closing price for our common stock ranged from a low of $1.32 to a high of $33.00 per share. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
the results of current, and any future, nonclinical or clinical trials of the ADC Therapies or any of our product candidates that we may develop;
•
our ability to obtain regulatory approvals for ADC Therapies or for any other product candidates that we may develop, and delays or failures to obtain such approvals;
•
the failure of the ADC Products or any product candidates that we may develop, if approved, for marketing and commercialization, to achieve commercial success;
•
any inability to obtain adequate supply of the ADC Therapies or any of our product candidates that we may develop or the inability to do so at acceptable prices;
•
the entry into, or termination of, key agreements, including key licensing, supply or collaboration agreements;
•
adverse regulatory authority decisions;

•
the initiation of material developments in, or conclusion of, disputes or litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;
•
changes in laws or regulations applicable to the ADC Therapies or any of our product candidates that we may develop;
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
the hiring or loss of key employees;
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
•
sales of our common stock by us or our stockholders in the future, or the anticipation thereof;
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

Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of June 30, 2025, we had cash, cash equivalents and short-term investments of $177.2 million, consisting of U.S. government treasury bills, commercial paper, and corporate debt securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.

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

10.1

Amendment #1 to Intellectual Property License Agreement, dated April 7, 2025, between the Registrant and WuXi Biologics (Shanghai FX) Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38560) filed with the SEC on May 8, 2025).

10.2

Amendment No. 1 to Sales Agreement by and between the Company and TD Securities (USA) LLC (as successor to Cowen and Company, LLC) dated April 25, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38560) filed with the SEC on May 8, 2025).

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

WHITEHAWK THERAPEUTICS, INC.

Date: August 7, 2025	By:	/s/ Scott Giacobello
Scott Giacobello
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)