Form 10-Q
period 2025-09-30
Whitehawk Therapeutics, Inc.
filed 2025-11-06
CIK 1422142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025, the registrant had 47,128,362 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITEHAWK THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except share data and par value)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$37,931	$28,670
Short-term investments	124,666	18,567
Accounts receivable, net	—	5,903
Inventory	—	5,311
Prepaid expenses and other current assets	2,439	2,836
Total current assets	165,036	61,287
Property and equipment, net	4	6,846
Operating lease right-of-use assets	—	787
Other assets	1,977	1,399
Total assets	$167,017	$70,319

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,633	$2,159
Accrued liabilities	8,216	14,647
Operating lease liabilities, current portion	—	268
Total current liabilities	9,849	17,074
Operating lease liabilities, net of current portion	—	565
Other liabilities	—	202
Total liabilities	9,849	17,841
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 47,128,362 and 24,680,708 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	4	2
Additional paid-in capital	487,024	385,114
Accumulated other comprehensive income	139	16
Accumulated deficit	(329,999)	(332,654)
Total stockholders’ equity	157,168	52,478
Total liabilities and stockholders’ equity	$167,017	$70,319

The accompanying notes are an integral part of these condensed financial statements.

WHITEHAWK THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share data and earnings per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Product sales, net	$—	$7,212	$7,145	$18,744
Total revenue	—	7,212	7,145	18,744
Operating expenses
Selling, general and administrative	5,201	7,186	23,956	25,698
Research and development	14,345	9,997	71,942	36,683
Restructuring charges	—	2,638	—	2,638
Cost of goods sold	—	804	760	2,234
Total operating expenses	19,546	20,625	96,658	67,253
Loss from operations	(19,546)	(13,413)	(89,513)	(48,509)
Other income (expense)
Gain on sale of business	(177)	—	87,266	—
Foreign exchange loss	—	(1)	(3)	(4)
Other income	127	—	285	—
Interest income	1,850	906	4,620	3,249
Interest expense	—	(38)	—	(154)
Total other income (expense), net	1,800	867	92,168	3,091
Net (loss) income	$(17,746)	$(12,546)	$2,655	$(45,418)
Other comprehensive income:
Unrealized gain on investments, net of tax	130	66	123	12
Comprehensive (loss) income	(17,616)	(12,480)	2,778	(45,406)
Net (loss) income per share:
Basic	$(0.26)	$(0.46)	$0.04	$(1.68)
Diluted	$(0.26)	$(0.46)	$0.04	$(1.68)
Weighted average shares outstanding:
Basic	69,204,899	27,041,327	59,417,911	27,010,791
Diluted	69,204,899	27,041,327	60,057,872	27,010,791

The accompanying notes are an integral part of these condensed financial statements.

WHITEHAWK THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, including share amounts)

(Unaudited)

	For the Three and Nine Months Ended September 30, 2025
	Stockholders' Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance at December 31, 2024	24,681	$2	$385,114	$16	$(332,654)	$52,478
Share-based compensation expense	—	—	1,680	—	—	1,680
Issuance of common stock upon exercise of warrants	426	—	—	—	—	—
Issuance of common stock upon exercise of stock options	22	—	21	—	—	21
Issuance of common stock in conjunction with vesting of restricted stock units	63	—	—	—	—	—
Private placement, net of transaction costs	21,592	2	94,546	—	—	94,548
Unrealized loss on investments, net of tax	—	—	—	(15)	—	(15)
Net income	—	—	—	—	73,016	73,016
Balance at March 31, 2025	46,784	$4	$481,361	$1	$(259,638)	$221,728
Share-based compensation expense	—	—	3,087	—	—	3,087
Issuance of common stock upon exercise of stock options	3	—	5	—	—	5
Issuance of common stock under the employee stock purchase plan	16	—	24	—	—	24
Issuance of common stock in conjunction with vesting of restricted stock units	325	—	—	—	—	—
Private placement transaction costs		—	(171)	—	—	(171)
Unrealized gain on investments, net of tax	—	—	—	8	—	8
Net loss	—	—	—	—	(52,615)	(52,615)
Balance at June 30, 2025	47,128	$4	$484,306	$9	$(312,253)	$172,066
Share-based compensation expense	—	—	2,718	—	—	2,718
Unrealized gain on investments, net of tax	—	—	—	130	—	130
Net loss	—	—	—	—	(17,746)	(17,746)
Balance at September 30, 2025	47,128	$4	$487,024	$139	$(329,999)	$157,168

	For the Three and Nine Months Ended September 30, 2024
	Stockholders' Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	(Loss) Income	Deficit	Total
Balance at December 31, 2023	24,554	$2	$374,129	$27	$(268,963)	$105,195
Share-based compensation expense	—	—	3,589	—	—	3,589
Unrealized loss on investments, net of tax	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(18,289)	(18,289)
Balance at March 31, 2024	24,554	$2	$377,718	$(8)	$(287,252)	$90,460
Share-based compensation expense	—	—	2,839	—	—	2,839
Issuance of shares under the employee stock purchase plan	61	—	94	—	—	94
Unrealized loss on investments, net of tax	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(14,583)	(14,583)
Balance at June 30, 2024	24,615	$2	$380,651	$(27)	$(301,835)	$78,791
Share-based compensation expense	—	—	2,557	—	—	2,557
Unrealized gain on investments, net of tax	—	—	—	66	—	66
Net loss	—	—	—	—	(12,546)	(12,546)
Balance at September 30, 2024	24,615	$2	$383,208	$39	$(314,381)	$68,868

The accompanying notes are an integral part of these condensed financial statements.

WHITEHAWK THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$2,655	$(45,418)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	7,485	8,985
Gain on sale of business	(87,266)	—
Discount amortization on short-term investments	(696)	(1,118)
Non-cash interest expense	—	38
Non-cash lease expense	74	345
Depreciation expense	78	146
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	(1,052)
Inventory	170	958
Prepaid expenses and other current assets	(59)	2,606
Other non-current assets	(601)	367
Operating lease liabilities	(89)	(383)
Accounts payable and accrued liabilities	(748)	(10,365)
Other liabilities	(202)	394
Net cash used in operating activities	(80,199)	(44,497)
Cash flows from investing activities:
Proceeds from sale of business, net cash, cash equivalents, and restricted cash	101,286	—
Purchases of property and equipment	(552)	(1,468)
Purchase of short-term investments	(125,770)	(36,483)
Maturity of short-term investments	20,081	50,020
Net cash (used in) provided by investing activities	(4,955)	12,069
Cash flows from financing activities:
Proceeds from sale of common stock and prefunded warrants in PIPE financing	100,002	—
Proceeds from issuance of common stock under employee stock purchase plan	24	94
Issuance of common stock upon exercise of stock options	26	—
Payment of PIPE financing related transaction costs	(5,625)	—
Deferred offering costs paid for financing	(76)	(17)
Net cash provided by financing activities	94,351	77
Net increase (decrease) in cash, cash equivalents and restricted cash	9,197	(32,351)
Cash, cash equivalents and restricted cash at beginning of period	28,734	62,952
Cash, cash equivalents and restricted cash, end of period	$37,931	$30,601

Supplemental disclosure of cash flow information:
Interest paid during the period	$—	$173
Supplemental disclosure of non-cash activities:
Accrued property and equipment	$—	$428

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Organization and Operations

Whitehawk Therapeutics, Inc. (the "Company") is an oncology therapeutics company applying advanced technologies to established tumor biology that are intended to efficiently deliver improved cancer treatments. The Company has deep experience in chemistry, formulation, and drug delivery, as well as research, clinical, and commercial pharmaceutical development, and taking product candidates from the clinic to approval, launch, and commercialization.

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

Legacy FYARRO Business.

For the periods presented and through the FYARRO Divestiture (as defined below), the Company's lead drug product was FYARRO® (sirolimus protein-bound particles for injectable suspension (albumin-bound); nab-sirolimus), which combines two established technologies - nanoparticle albumin-bound (nab) technology and the anti-cancer agent, sirolimus. The Company exclusively licensed FYARRO, previously called ABI-009, nab-sirolimus, from Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol-Myers Squibb Company (“BMS”). The Company refers to the development, production and commercial sale of FYARRO herein as the “FYARRO Business”. On February 22, 2022, the Company launched FYARRO in the United States for treatment of advanced malignant perivascular epithelioid cell tumor ("PEComa").

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

Merger with Aerpio Pharmaceuticals, Inc.

On August 26, 2021 (the “Closing Date”), the Company completed its business combination with Aadi Subsidiary (then a private company known as Aadi Bioscience, Inc.) (“Private Aadi”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated May 16, 2021, by and among the Company, Aspen Merger Subsidiary, Inc. (“Merger Sub”) and Private Aadi (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private Aadi, with Private Aadi surviving as a wholly owned subsidiary of the Company (the “Reverse Merger”) until the FYARRO Divestiture.

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

The Company has experienced net losses since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $330.0 million as of September 30, 2025 and net income of $2.7 million and net loss of $45.4 million for the nine months ended September 30, 2025 and 2024, respectively. The net income recorded for the nine months ended September 30, 2025 is primarily attributable to the gain on sale related to the FYARRO Divestiture. Prior to the FYARRO Divestiture, the Company's operating losses were funded primarily from outside sources of invested capital through the issuance of convertible promissory notes, grant funding, the sale of securities, and proceeds from license agreements.

The Company had cash, cash equivalents and short-term investments of $162.6 million at September 30, 2025. The Company paid $38.0 million, the balance of the up-front license fee, plus a 6% VAT fee on April 16, 2025 to WuXi Biologics for the in-licensing of Mucin-16 (“MUC16”), Protein Tyrosine Kinase 7 (“PTK7”) and Seizure Related 6 Homolog (“SEZ6”) (each an “ADC Therapy,” and collectively, the “ADC Therapies”). Management believes the Company’s cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the issuance of these financial statements. If the Company is unable to achieve and maintain profitability, it will need additional financing to support its continuing operations and pursue its strategic objectives. Additional financing may be achieved through a combination of equity offerings and debt financing. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.

On March 17, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen as its sales agent for an at-the-marketing-offering. Any sales under the Sales Agreement may result in dilution to existing shareholders. As of September 30, 2025, no shares of common stock had been sold under this Sales Agreement.

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

The condensed balance sheet as of September 30, 2025 excludes the assets and liabilities of Aadi Subsidiary, which were divested as of the sale date. Comparative information as of December 31, 2024 includes balances related to the divested business, such as accounts receivable, inventory, and customer concentration disclosures. See Note 14 for additional information. The Company’s condensed financial statements are stated in U.S. dollars.

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

Customer Concentration

The Company did not have customer revenue for the three months ended September 30, 2025. For the nine months ended September 30, 2025, two customers represented 37% and 60% of the Company’s revenue.

For the three months ended September 30, 2024, two customers represented 54% and 44% of the Company’s revenue. For the nine months ended September 30, 2024, two customers represented 55% and 44% of the Company's revenue.

Additionally, two customers accounted for 42% and 56% of net accounts receivable as of December 31, 2024. The Company did not have accounts receivable as of September 30, 2025. See Note 14 for further information.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid marketable securities purchased with original maturities of three months or less at the time of purchase date to be cash equivalents. Restricted cash consists of a letter of credit secured by restricted cash in connection with the Morristown, New Jersey office lease described in Note 6, and is included in other assets on the condensed balance sheets as of December 31, 2024. The Company did not have restricted cash as of September 30, 2025 as the Morristown Lease (as defined in Note 6) was assumed by KAKEN.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed balance sheet (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$37,931	$28,670
Restricted cash, non-current	—	64
Total cash, cash equivalents and restricted cash	$37,931	$28,734

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

Short-Term Investments

The Company invests in various types of securities, including United States government treasury bills, commercial paper, and corporate debt securities. The Company classifies its investments as available-for-sale and records them at fair value based upon market prices at period end. Unrealized gains and losses that are deemed temporary in nature are recorded in accumulated other comprehensive income as a separate component of stockholders' equity. Dividend and interest income are recognized when earned. The Company recognizes purchase premiums and discounts as interest income using the interest method over the terms of the securities. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of investments sold. The Company classifies short-term investments with remaining maturities greater than one year as current assets because such short-term investments are available to fund the Company’s current operations.

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

Accounts Receivable, Net

Accounts receivable are recorded net of customer allowances for chargebacks and allowance for credit losses. Allowance for chargebacks is based on contractual terms. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances and credit loss. Receivables are recorded to an allowance for credit loss when it is probable that amounts will not be collected based on terms of the customer contracts. Accounts receivable are net of $0.1 million of customer allowances for chargebacks as of December 31, 2024. There were no allowances for credit losses and no receivables were written off for the periods ended September 30, 2025 and December 31, 2024. As of December 31, 2024, accounts receivable included balances associated with Aadi Subsidiary, which was sold on March 25, 2025. Accounts receivable related to Aadi Subsidiary was removed from the condensed balance sheet as of March 25, 2025. See Note 14 for more information.

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

Details of inventory are presented as follows (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$—	$3,533
Work in process	—	—
Finished goods	—	1,778
Total	$—	$5,311

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

Details of property and equipment are presented as follows (in thousands):

	September 30, 2025	December 31, 2024
Computers and Software	$341	$470
Construction in process	—	6,590
Furniture and fixtures	36	65
Lab equipment	—	51
Leasehold improvements	—	133
Total	$377	$7,309
Accumulated depreciation	(373)	(463)
Property and equipment, net	$4	$6,846

Depreciation expense on property, plant, and equipment amounted to $5.6 thousand and $46.7 thousand for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense on property, plant, and equipment amounted to $0.1 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Commitments and Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable that a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of September 30, 2025 and December 31, 2024.

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

Revenue and allowances described above were recorded through the FYARRO Divestiture date of March 25, 2025. The total amount deducted from gross product sales for the allowances described above for the three months ended September 30, 2025, and 2024, was $0 and $1.7 million, respectively. The total amount deducted from gross product sales for the allowances described above for the nine months ended September 30, 2025 and 2024 was $2.1 million and $4.7 million, respectively.

The following table sets forth the changes in the accrued revenue allowances (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$—	$1,289	$1,411	$1,065
Provision for current period sales	—	1,710	2,085	4,695
Payments	—	(1,894)	(1,686)	(4,655)
Allowances transferred in sale of Aadi Subsidiary, Inc.	—	—	(1,810)	—
Balance at end of period	$—	$1,105	$—	$1,105

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

Other Income

Other income consists primarily of interest income earned on cash, cash equivalents and short-term investments. During the three and nine months ended September 30, 2025, other income includes the gain on sale of a business, interest income earned on cash, cash equivalents and short-term investments, and income received for billable services not part of the Company's ordinary activities provided by its employees to KAKEN under a Transition Services Agreement, as amended ("TSA"). The TSA was entered into in connection with the FYARRO Divestiture on March 25, 2025 and expired on October 24, 2025.

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

Net (Loss) Income per Share

Basic net income (loss) per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Basic and diluted weighted average shares of common stock outstanding for the three and nine months ended September 30, 2025, includes the weighted average effect of 20,076,500 and 2,000,037 Pre-Funded Warrants, which were issued in March 2025 and September 2022, respectively, for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.0001 per share. See Note 8 for more information on the Pre-Funded Warrants.

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive.

The Company incurred net losses for the three months ended September 30, 2025 and 2024 and nine months ended September 30, 2024 and therefore did not include potentially dilutive common stock equivalents in the computation of diluted net loss per share. For the nine months ended September 30, 2025, options to purchase common stock totaling 3,805,985 shares, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

The computations for basic and diluted EPS were as follows (in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) for basic and diluted EPS	$(17,746)	$(12,546)	$2,655	$(45,418)

Weighted-average shares for basic EPS	69,204,899	27,041,327	59,417,911	27,010,791
Effect of dilutive stock options	—	—	35,423	—
Effect of dilutive restricted stock units	—	—	604,538	—
Weighted-average shares for diluted EPS	69,204,899	27,041,327	60,057,872	27,010,791

Net income (loss) per share:
Basic EPS	$(0.26)	$(0.46)	$0.04	$(1.68)
Diluted EPS	$(0.26)	$(0.46)	$0.04	$(1.68)

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure of the nature of expenses included in the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU2024-03 on the financial statements and related disclosures.

3. Fair Value Measurement

The following table sets forth the recurring fair value of the Company’s financial assets and liabilities, allocated into the Level 1, Level 2 and Level 3 hierarchy that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$31,193	$—	$—	$31,193
U.S. government treasury bills (2)	58,967	—	—	58,967
Commercial paper	—	16,112		16,112
Corporate bonds	—	56,075	—	56,075
Total financial assets	$90,160	$72,187	$—	$162,347

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$27,485	$—	$—	$27,485
U.S. government treasury bills	12,562	—	—	12,562
Commercial paper	—	1,744	—	1,744
Corporate bonds	—	4,261	—	4,261
Total financial assets	$40,047	$6,005	$—	$46,052

(1)
Included in cash and cash equivalents in the accompanying condensed balance sheets.
(2)
Includes investments classified as cash and cash equivalents in the accompanying balance sheets.

As of September 30, 2025, corporate bonds had contractual maturities of greater than one year and less than two years. All other marketable securities had contractual maturities of less than one year.

4. Short-Term Investments and Cash Equivalents

The following table summarizes the Company's short-term investments (in thousands):

		As of September 30, 2025
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$31,193	$—	$—	$31,193
U.S. government treasury bills	Less than 1	58,943	24	—	58,967
Commercial paper	Less than 1	16,086	26	—	16,112
Corporate bonds	Less than 1	44,486	67	—	44,553
Corporate bonds	More than 1 less than 2	11,500	22	—	11,522
Total		$162,208	$139	$—	$162,347

		As of December 31, 2024
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$27,485	$—	$—	$27,485
U.S. government treasury bills	Less than 1	12,553	9	—	12,562
Commercial paper	Less than 1	1,743	1	—	1,744
Corporate bonds	Less than 1	4,256	5	—	4,261
Total		$46,037	$15	$—	$46,052

5. Accrued Liabilities

Details of accrued liabilities are presented as follows (in thousands):

	September 30, 2025	December 31, 2024
Accrued professional fees	$836	$5,157
Accrued salaries and payroll	700	2,681
Accrued restructuring charges	373	1,333
Accrued bonus	1,850	64
Accrued clinical	1,917	977
Accrued contract manufacturing	2,435	2,597
Accrued other - sales related	—	1,188
Accrued other	105	650
Total accrued liabilities	$8,216	$14,647

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

In April 2022, the Company entered into a lease agreement for office space in Morristown, New Jersey (the “Morristown Lease”). The Morristown Lease has a term of seventy-three months, unless terminated sooner, and includes rent abatement for the first three months and the forty-seventh and forty-eighth calendar months after lease commencement. Included in the Morristown Lease are fixed rent escalations of approximately 2% on each anniversary year of the lease term. In connection with the FYARRO Divestiture, KAKEN assumed the Morristown Lease. The Company entered into a short-term sublease with KAKEN and are currently in the process of extending the sublease arrangement upon the sublandlord's and landlord's consent. The Company is paying $13,000 per month to KAKEN and has elected the short-term lease exemption under ASC 842. As such, this lease is not recorded on the balance sheet. Lease payments made are recognized on a straight-line basis over the lease term in the income statement.

The following table summarizes information related to the Company’s leases (in thousands):

	September 30, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	$—	$787
Liabilities:
Operating lease liabilities, current	$—	$268
Operating lease liabilities, non-current	—	565
Total operating lease liabilities	$—	$833

Rent expense for the three and nine months ended September 30, 2025 and 2024 is presented on the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease rent expense	$34	$115	$142	$345

Cash paid for leases and included in operating cash flows for the nine months ended September 30, 2025 and 2024 is presented on the following table (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid included in operating cash flows	$99	$383

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

Under the terms of the BMS License Agreement, BMS is entitled to receive royalties on net sales from licensed products under the agreement and any sublicense fees. During the three months ended September 30, 2025 and 2024, royalties on net product sales were $0 and $0.5 million, respectively. During the nine months ended September 30, 2025 and 2024, royalties on net product sales were $0.5 million and $1.4 million, respectively. No payments related to sublicense fees were paid during the three and nine months ended September 30, 2025 and 2024.

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

8. Stockholders’ Equity

Preferred Stock

As of September 30, 2025 and December 31, 2024, under the Company’s certificate of incorporation, as amended and restated, the Company has 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital with no shares outstanding.

Common Stock and Pre-Funded Warrants

As of September 30, 2025 and December 31, 2024, the Company had 300,000,000 shares of authorized common stock, par value of $0.0001 per share, under the Company's certificate of incorporation, as amended and restated. As of September 30, 2025 and December 31, 2024, the shares of common stock outstanding were 47,128,362 and 24,680,708, respectively.

In March 2022, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company LLC (“Cowen”), with respect to an “at the market offering” program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $75.0 million through Cowen as its sales agent. The Company will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of September 30, 2025, no shares of common stock had been sold pursuant to the Sales Agreement.

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

On September 26, 2022, the Company and the 2022 PIPE Investors entered into a Registration Rights Agreement (the “2022 PIPE Registration Rights Agreement”) providing for the registration for resale of the securities sold under the Purchase Agreement, including the shares issuable upon the exercise of the Pre-Funded Warrants, that are not then registered on an effective registration statement, pursuant to a registration statement filed with the SEC. The Pre-Funded Warrants meet the criteria to be classified within stockholders’ equity. As of September 30, 2025, 2,000,037 Pre-Funded Warrants are still outstanding.

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

The Pre-Funded Warrants are exercisable at an exercise price of $0.0001 per share of the Company's common stock and will be exercisable until exercised in full. The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99%, at the election of the holder, of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. As of September 30, 2025, all 20,076,500 Pre-Funded Warrants are still outstanding.

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

As of September 30, 2025, 140,361, 15,036, 6,869,108, and 490,000 shares were outstanding under the Private Aadi Plan, 2017 Plan, 2021 Plan, and 2023 Inducement Plan, respectively.

The following table summarizes the stock option activity during the nine months ended September 30, 2025:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	4,950,016	$10.82	7.99	$1,818
Granted	3,385,624	1.85
Exercised	(24,936)	1.06
Cancelled/Forfeited	(796,199)	10.90
Outstanding as of September 30, 2025	7,514,505	$6.80	8.28	$539
Options exercisable as of September 30, 2025	3,247,074	$12.09	7.10	$55
Vested and expected to vest as of September 30, 2025	7,514,505	$6.80	8.28	$539

As of September 30, 2025, there was $7.9 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.24 years.

The total intrinsic value of the options exercised during the three months ended September 30, 2025, and 2024, was $0. The total intrinsic value of the options exercised during the nine months ended September 30, 2025 and 2024 was $43.6 thousand and $0, respectively.

As of September 30, 2025, and December 31, 2024, 3,182,043 and 1,013,055 shares were reserved for future awards under the 2021 Plan, respectively. As of September 30, 2025 and December 31, 2024, 110,000 shares were reserved for future awards under the 2023 Inducement Plan.

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

Activity with respect to the Company’s restricted stock units during the nine months ended September 30, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2024	256,490	$1.92
Granted	2,567,272	1.68
Vested/Issued	(387,925)	1.60
Forfeited	(38,456)	1.92
Nonvested shares at September 30, 2025	2,397,381	$1.71

As of September 30, 2025, there was $2.1 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 0.63 years.

Compensation Expense Summary

The Company recognized the following compensation cost related to employee and non-employee share-based compensation activity for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling, general and administrative	$1,777	$1,590	$4,917	$5,704
Research and development	941	967	2,568	3,281
Total	$2,718	$2,557	$7,485	$8,985

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for share-based option awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Forfeitures are recognized and accounted for as they occur.

The calculation was based on the following assumptions:

	Three Months Ended September 30, (1)	Nine Months Ended September 30,
	2025	2025	2024
Weighted average grant date fair value (per share)	$1.86	$1.85	$1.39
Risk-free interest rate	3.94%	3.94% - 4.19%	4.13% - 4.29%
Expected volatility	84.69%	84.03% - 89.48%	89.22% - 91.46%
Expected term (in years)	6.08	5.49 - 6.08	5.00 - 6.08
Expected dividend yield	—	—	—

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

10. Employee Stock Purchase Plan

On August 17, 2021, a special meeting of the Company’s stockholders was held to approve the Reverse Merger and related matters, at which the Company's stockholders considered and approved the Company’s 2021 ESPP which permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month offering periods to purchase the Company's common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company's common stock on the first day of trading of the offering period or on the applicable purchase date. Upon approval of the 2021 ESPP by the stockholders, Aerpio’s Amended and Restated 2017 Employee Stock Purchase Plan terminated. An aggregate of 519,563 shares of common stock was initially reserved for issuance under the 2021 ESPP. The number of shares of common stock available for issuance under the 2021 ESPP is increased on the first day of each fiscal year beginning with the 2022 fiscal year in an amount equal to the least of (i) 310,617 shares of common stock, (ii) one percent (1%) of the outstanding shares of all classes of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount to be determined by the board of directors or its designated committee no later than the last day of the immediately preceding fiscal year. On January 1, 2025, 246,807 shares of common stock were added to the 2021 ESPP. Shares of common stock issuable under the 2021 ESPP will be authorized, but unissued, or reacquired shares of common stock. If the Company’s capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the 2021 ESPP will be appropriately adjusted. The Company opened enrollment into the 2021 ESPP in May 2022.

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

The calculation was based on the following assumptions:

	Three and Nine Months Ended September 30, 2025	Three and Nine Months Ended September 30, 2024
Strike price (per share)	$1.69-$2.11	$1.56 - $4.00
Risk-free interest rate	4.29% - 4.44%	5.40% - 5.41%
Expected volatility	55.26% - 88.23%	60.99% - 140.00%
Expected term (in years)	0.5	0.5
Expected dividend yield	—	—

As of September 30, 2025, and December 31, 2024, 1,041,213 and 810,743 shares of common stock were available for issuance under the 2021 ESPP, respectively. The Company had an outstanding liability of $69.6 thousand and $37.0 thousand as of September 30, 2025, and December 31, 2024, respectively, which will be recognized over six months. For the nine months ended September 30, 2025 and 2024, 16,337 and 60,629 shares were issued under the 2021 ESPP, respectively.

11. Income Taxes

The Company recorded no income tax expense for the three and nine months ended September 30, 2025 and 2024, respectively. The Company continues to maintain a full valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted in the U.S. The Act includes significant changes to federal tax law, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Act did not result in a material impact on the estimated annual effective tax rate in 2025 as the Company maintains a full valuation allowance.

12. Commitments and Contingencies

Litigation

From time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company has no ongoing legal proceedings or claims where a liability has been recorded as of September 30, 2025 and December 31, 2024.

Purchase Commitments

The Company has ongoing contracts with vendors for clinical trials and contract manufacturing. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of $4.4 million and $3.6 million for expenditures incurred by clinical and contract manufacturing vendors as of September 30, 2025, and December 31, 2024, respectively.

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

For the three and nine months ended September 30, 2025, the Company incurred $0 in expenses related to the Mirati collaboration. For the three and nine months ended September 30, 2024, the Company incurred $0.3 million and $1.0 million in expenses related to the Mirati collaboration, respectively.

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

13. Restructuring

On August 21, 2024, the Company announced a restructuring plan to reduce the Company’s workforce by approximately 32% in response to the Company's announcement on August 20, 2024 that it planned to halt the registration-intended PRECISION1 trial of nab-sirolimus in patients with solid tumors harboring TSC1 or TSC2 inactivating alterations. The Company recorded a total restructuring charge of $2.6 million, which consists of one-time termination benefits such as severance costs and related benefits. As of September 30, 2025, $0.4 million of one-time termination benefits remain payable and are recorded within the accrued liabilities on the Company's condensed balance sheet. As of December 31, 2024, $1.5 million of one-time termination benefits remain payable and are recorded within the accrued liabilities and other liabilities line items on the Company's condensed balance sheet. The Company paid $0.4 million of the liability during the three months ended September 30, 2025 and $1.1 million during the nine months ended September 30, 2025. There were no restructuring charges for the three and nine months ended September 30, 2025. Restructuring payments commenced in September 2024 and will extend through March 2026.

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

The Company recorded a net gain on the sale of the divestiture of $87.4 million at the closing of the FYARRO Divestiture which has been recorded on the unaudited condensed statement of operations and comprehensive (loss) income. The $87.4 million gain represents the aggregate consideration of $102.4 million, less the assets and liabilities transferred, which are listed below (in thousands):

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

During the three months ended September 30, 2025, the Company recorded a $0.2 million post-closing adjustment related to the March 25, 2025 FYARRO Divestiture as part of the final closing statement in accordance with the Divestiture Agreement. The adjustment was recorded as a reduction to the previously recognized gain on sale.

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

Significant segment expenses which are regularly reported to the CODM for purposes of making decisions regarding the allocation of resources are included within the table below and are reconciled to net (loss) income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Revenue	$—	$7,212	$7,145	$18,744
Less:
ADC assets - research and development expenses	5,247	—	48,701	—
ADC assets - contract manufacturing	9,323	—	18,199	—
FYARRO - research and development expenses	(225)	8,895	5,040	29,030
FYARRO - contract manufacturing expenses	—	2,585	—	9,137
FYARRO - commercial and marketing expenses	14	494	294	1,788
Finance and accounting expenses (1)	2,099	2,447	7,349	8,929
Legal expenses	1,108	1,355	4,680	3,824
Other segment items (2)	1,853	4,888	12,113	14,703
Interest income	(1,850)	(906)	(4,620)	(3,249)
Gain on sale of business	177	—	(87,266)	—
Net (loss) income	$(17,746)	$(12,546)	$2,655	$(45,418)

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

Throughout this document we refer to FYARRO (nab-sirolimus, sirolimus protein-bound particles for injectable suspension (albumin-bound)) as FYARRO in the context of commercialization for the treatment of advanced malignant perivascular epithelioid cell tumor (PEComa), investigational use, our historical clinical trials, regulatory matters such as orphan drug designation, and our former agreements with Bristol-Myers Squibb Company and Mirati Therapeutics, Inc., all further discussed throughout this document.

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

Legacy FYARRO Business.

For the periods presented and through the FYARRO Divestiture (as defined below), our lead drug product was FYARRO®. Nab-sirolimus is a potent inhibitor of the mTOR biological pathway with demonstrated anti-cancer activity in advanced malignant perivascular epithelioid cell tumor (“PEComa”), a rare cancer. We exclusively licensed FYARRO, previously called ABI-009, nab-sirolimus, from Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol-Myers Squibb Company (“BMS”). We refer to the development, production and commercial sale of FYARRO herein as the “FYARRO Business”. On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net product sales of $0 and $7.1 million for the three and nine months ended September 30, 2025, respectively. See “Results of Operations” for further discussion of our results.

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

Legacy FYARRO Business Agreements

Former BMS License Agreement. We had exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to ABI-009 (which we refer to as FYARRO) pursuant to an amended and restated license agreement, dated November 15, 2019, as amended August 31, 2021 (the “BMS License Agreement”) with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of BMS. Under the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. We recorded royalties on net product sales of $0 and $0.5 million during the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, royalties on net product sales were $0.5 million and $1.4 million, respectively, under the terms of this agreement. No development payments related to milestones were paid during the three and nine months ended September 30, 2025 and 2024 under the agreement. See Note 7 to the condensed financial statements for more information about the BMS License Agreement.

On August 30, 2021, we and BMS entered into Amendment No. 1 (the “Amendment”) to the BMS License Agreement. Under the terms of the Amendment, we paid BMS $5.8 million, representing 50% of the previously outstanding payment obligation under the agreement, following the effective time of our 2021 private investment in public equity (PIPE) financing ("2021 PIPE Financing") that occurred in connection with the closing of the reverse merger of Aerpio Pharmaceuticals, Inc. whereby Aspen Merger Subsidiary, Inc., our wholly-owned subsidiary (“Merger Sub”), merged with and into Aadi Subsidiary (then a private company known as Aadi Bioscience, Inc.), with Aadi Subsidiary surviving as our wholly-owned subsidiary (the “Reverse Merger”). Pursuant to the terms of the amendment, the remaining portion of the previously outstanding payment obligation ($5.8 million), was paid by the third anniversary of the effective time of the 2021 PIPE Financing (i.e., August 26, 2024). As part of its purchase of the FYARRO Business, KAKEN acquired Aadi Subsidiary and our rights and responsibilities under the BMS License Agreement.

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

At this point, the extent to which these global or national events and circumstances may affect our future business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain. We will continue to evaluate the impact that these events could have on our operations, financial position, results of operations and cash flows for the remainder of fiscal year 2025.

Key Trends and Factors Affecting Comparability Between Periods

•
We had built a cross-functional commercial team consisting of marketing, market access and commercial operations. Expenses related to our commercialization of FYARRO, including personnel expenses, sales support, and marketing are included in selling, general and administrative expenses for the nine months ended September 30, 2025. We expect these expenses to decrease, as compared to prior periods, due to the FYARRO Divestiture which closed on March 25, 2025.
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
•
Commercial sale of FYARRO was launched on February 22, 2022, for the treatment of patients with advanced malignant PEComa. We recorded net product sales of $0 and $7.2 million for the three months ended September 30, 2025 and 2024, respectively. As a result of the FYARRO Divestiture, we no longer commercialize FYARRO as of March 25, 2025. As the commercial sale of FYARRO constituted our sole source of revenue, we do not expect to generate further revenue for the foreseeable future.

Liquidity and Capital Resources

As of September 30, 2025, we had $162.6 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2028. We recorded net income for the nine months ended September 30, 2025 primarily due to the gain on sale related to the divestiture of FYARRO. Prior to the sale, we have incurred net losses in each year since inception and as of September 30, 2025, we had an accumulated deficit of $330.0 million. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, costs associated with the Reverse Merger, the FYARRO Divestiture, 2024 PIPE Financing, and the in-licensing of the ADC Therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials of the ADC Therapies and identifying and designing product candidates and the regulatory approval process for any product candidates we may develop.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and short-term investments. During the three and nine months ended September 30, 2025, other income, net consists of gain on sale of a business, interest income earned on cash, cash equivalents and short-term investments, and income received for billable services not part of our ordinary activities provided by our employees to KAKEN under a Transition Services Agreement, as amended ("TSA"). The TSA was entered into in connection with the FYARRO Divestiture on March 25, 2025 and expired on October 24, 2025.

Income Tax Expense

During the three and nine months ended September 30, 2025 and 2024, we recognized no income tax expense on the condensed statements of operations and comprehensive loss. Since our formation in 2011, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations:

The following table presents the results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Product sales, net	$—	$7,212	$7,145	$18,744
Other revenue	—	—	—	—
Total revenue	—	7,212	7,145	18,744
Operating expenses
Selling, general and administrative	5,201	7,186	23,956	25,698
Research and development	14,345	9,997	71,942	36,683
Restructuring charges	—	2,638	—	2,638
Cost of goods sold	—	804	760	2,234
Total operating expenses	19,546	20,625	96,658	67,253
Loss from operations	(19,546)	(13,413)	(89,513)	(48,509)
Other income (expense), net	1,800	867	92,168	3,091
Net (loss) income	$(17,746)	$(12,546)	$2,655	$(45,418)

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

Product Sales, Net

Our product sales, net consist of sales of FYARRO since its launch in the United States on February 22, 2022. Product sales, net for the three months ended September 30, 2025 and 2024 were $0 and $7.2 million, respectively. For the nine months ended September 30, 2025 and 2024, product sales, net were $7.1 million and $18.7 million, respectively. As a result of the FYARRO Divestiture, we no longer sell FYARRO as of March 25, 2025.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2025 and 2024, were $5.2 million and $7.2 million, respectively. The decrease of $2.0 million was primarily driven by a decrease of $0.7 million in legal and other expenses, $0.6 million in commercial and marketing expenses, $0.6 million in consulting and insurance expenses, and $0.1 million in personnel expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024, were $24.0 million and $25.7 million, respectively. The decrease of $1.7 million was primarily driven by a decrease of $4.4 million in personnel expenses and $1.7 million in commercial and marketing expenses, offset by an increase of $3.2 million in consulting and insurance expenses and $1.2 million in legal and other expenses.

Research and Development Expenses

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Personnel expenses	$2,366	$3,857	$8,467	$15,673
Consultants	853	250	1,653	975
External clinical development	2,987	4,044	47,154	13,347
Clinical drug product manufacturing	8,118	1,617	14,483	5,984
Other expenses	21	229	185	704
Total research and development expenses	$14,345	$9,997	$71,942	$36,683

Research and development expenses for the three months ended September 30, 2025 and 2024 were $14.3 million and $10.0 million, respectively. The increase of $4.3 million was primarily driven by an increase of $6.5 million in clinical drug product manufacturing and $0.6 million in consulting expenses, offset by a decrease of $1.8 million in personnel and other expenses, and $1.0 million in external clinical development.

Research and development expenses for the nine months ended September 30, 2025 and 2024 were $71.9 million and $36.7 million, respectively. The increase of $35.2 million was primarily driven by an increase of $33.8 million in external clinical development expense which includes a $38.0 million up-front license fee and $2.3 million VAT tax paid to WuXi Biologics, $8.5 million in clinical drug product manufacturing, and $0.7 million in consulting expenses, offset by a decrease of $7.8 million in personnel and other expenses.

Cost of Goods Sold

Cost of goods sold was $0 and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, primarily reflecting royalties incurred on product sold.

Cost of goods sold was $0.8 million and $2.2 million for the nine months ended September 30, 2025 and 2024, respectively, primarily reflecting royalties incurred on product sold.

Restructuring Charges

There were no restructuring charges for the three and nine months ended September 30, 2025. Restructuring charges for the three and nine months ended September 30, 2024 were $2.6 million. The restructuring charge recognized was due to a restructuring plan announced on August 20, 2024 to reduce our workforce by 32%. See Note 13 to the condensed consolidated financial statements for more information regarding the restructuring.

Other Income (Expense), Net

Other income, net for the three months ended September 30, 2025 and 2024 was $1.8 million and $0.9 million, respectively. The increase of $0.9 million was primarily driven by an increase in short-term investments held during the period.

Other income, net for the nine months ended September 30, 2025 and 2024 was $92.2 million, compared to other income, net of $3.1 million, respectively. The increase of $89.1 million was primarily driven by a gain on sale of a business related to the FYARRO Divestiture and an increase in short-term investments held during the period.

Liquidity and Capital Resources

Overview

As of September 30, 2025 we had $162.6 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2028.

We have incurred net losses in each year since inception except for the nine months ended September 30, 2025 as we incurred net income due to the sale of a business. As of September 30, 2025, we had an accumulated deficit of $330.0 million. Our net loss was $17.7 million and $12.5 million for the three months ended September 30, 2025 and 2024, respectively. Our net income was $2.7 million and our net loss was $45.4 million for the nine months ended September 30, 2025 and 2024, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials of the ADC Therapies and identifying and designing product candidates and the regulatory approval process for any product candidates we may develop.

On September 22, 2022, we received funding of $72.2 million, net from a private investment in public equity financing (the “2022 PIPE Financing”) with certain investors (the “2022 PIPE Investors”).

On March 17, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an “at the market offering” pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar value of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of September 30, 2025, no shares of common stock had been sold under the Sales Agreement.

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

On September 22, 2022, we entered into the purchase agreement for the 2022 PIPE Financing with the 2022 PIPE Investors for the sale of 3,373,526 shares of our common stock for a price of $12.50 per share and Pre-Funded Warrants to purchase an aggregate of 2,426,493 shares of our common stock, at a purchase price of $12.4999 per Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at an exercise price of $0.0001 and will be exercisable until exercised in full. The 2022 PIPE Financing closed on September 26, 2022. Aggregated net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the shares were $72.2 million. As of September 30, 2025, 2,000,037 Pre-Funded Warrants are still outstanding.

On December 19, 2024, we entered into the Subscription Agreement with certain investors (the "2024 PIPE Investors"), pursuant to which we agreed to sell to the 2024 PIPE Investors (i) 21,592,000 shares of the our common stock, par value $0.0001 per share, at a purchase price of $2.40 per share, and (ii) 20,076,500 Pre-Funded Warrants, at a purchase price of

$2.3999 per Pre-Funded Warrant, for aggregate net proceeds of $94.4 million, after deducting certain expenses incurred of $5.6 million related to the issuance of shares. The Pre-Funded Warrants have an exercise price of $0.0001 per share of the Company's common stock and are exercisable and will remain exercisable until exercised in full. The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99%, at the election of the holder, of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice. The 2024 PIPE Financing closed on March 4, 2025. As of September 30, 2025, all 20,076,500 Pre-Funded Warrants are still outstanding.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(80,199)	$(44,497)
Net cash (used in) provided by investing activities	(4,955)	12,069
Net cash provided by financing activities	94,351	77
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,197	$(32,351)

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

For the nine months ended September 30, 2025, cash used in operating activities was $80.2 million and resulted from (i) our net income of $2.7 million, (ii) a $2.5 million net increase in cash used to fund changes in net operating assets and liabilities, and (iii) $80.3 million non-cash adjustments, which were primarily related gain on sale of business, share based compensation, lease expense, depreciation, and discount amortization on short-term investments.

For the nine months ended September 30, 2024, cash used in operating activities was $44.5 million and resulted from (i) our net loss of $45.4 million, (ii) a $7.5 million net increase in cash used to fund changes in net operating assets and liabilities, and (iii) $8.4 million non-cash adjustments, which were primarily related to share based compensation, discount amortization on short-term investments, lease expense, and depreciation.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2025 related to purchases of short-term investments of $125.8 million and purchases of property and equipment of $0.6 million, offset by proceeds from the sale of a business and maturities of short-term investments of $20.1 million.

Cash provided by investing activities for the nine months ended September 30, 2024 related to maturities of short-term investments of $50.0 million, offset by purchases of short-term investments of $36.5 million and purchases of property and equipment of $1.5 million.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025 related to $100.0 million proceeds received from the sale of common stock and pre-funded warrants to the 2024 PIPE Investors, offset by payment of 2024 PIPE Financing related transaction costs.

Cash provided by financing activities for the nine months ended September 30, 2024 related to proceeds received from the issuance of common stock under the employee stock purchase plan offset by deferred offering costs paid for financing.

Contractual Obligations and Commitments

In April 2022, we entered into a lease for 10,615 square feet of office space in Morristown, New Jersey. The term of the lease is seventy-three months unless terminated sooner. In connection with the FYARRO Divestiture, KAKEN assumed our sublease for the NJ office space, but we agreed to co-inhabit the office with KAKEN, paying $13,000 per month. We and KAKEN are currently in the process of extending the co-inhabitation arrangement upon the sublandlord's and landlord's consent.

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

Rent expense is being recorded on a straight-line basis. Rent expense related to the Pacific Palisades and Morristown leases was $34.0 thousand and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. Rent expense was $0.1 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively. See Note 6 to the condensed financial statements for details related to future lease payments.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, have only generated revenue from product sales for a portion of our operating history (February 2022 through March 2025), and have financed our operations principally through private placements and public offerings of our securities, federal grants and proceeds from licenses. Our net loss was $17.7 million and $12.5 million for the three months ended September 30, 2025 and 2024, respectively. We had an accumulated deficit of $330.0 million as of September 30, 2025, and $332.7 million as of December 31, 2024. These losses have resulted primarily from costs incurred in connection with research and development activities, costs incurred in connection with developing and commercializing FYARRO and general and administrative costs associated with our operations. As a result of our acquisition of the ADC Therapies, we expect to continue to incur significant selling, general and administrative expenses as well as research and development expenses related to our ongoing operations, including, identifying and designing additional product candidates, conducting preclinical studies and clinical trials for our product candidates, and navigating the regulatory approval process for the ADC Therapies and any future product candidates. Although we expect our expenses to decrease overall given the recent divestiture of FYARRO, including related commercial and clinical expenses, and headcount reductions, the amount of our future expenses and potential losses is uncertain.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Following the FYARRO Divestiture, we do not have any approved products and our pipeline is comprised solely of preclinical assets. The ADC Therapies are early in development. Going forward, our business will depend on our ability to advance our current and future product candidates through preclinical studies and clinical trials and obtain regulatory approval of our product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.

Following the FYARRO Divestiture, we do not have any approved products and our pipeline is comprised solely of preclinical assets. Going forward, our business and future operating results will be dependent on our ability to successfully advance, develop and obtain regulatory approval for and/or commercialize our current and future product candidates and discover or in-license additional preclinical or clinical assets. Our ability to generate product or other revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur.

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

Through the License Agreement, we have transitioned to a new preclinical pipeline and are pursuing different targets and indications from those we have historically pursued, which has risks.

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

Approval of an NDA is not guaranteed. The approval process is expensive and uncertain and may take several years. The FDA and foreign regulatory entities also have substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Data are subject to varying interpretation and the FDA may not agree that our clinical data support that any of our product candidates are safe and effective for the proposed therapeutic use. FDA’s Oncology Center of Excellence initiated Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development and Project FrontRunner to help develop and implement strategies to support approvals in the early clinical setting, among other goals. How the FDA plans to implement those goals and their impact on specific clinical programs and the industry are unclear. The FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to our product candidates, can materially impact our competitive advantage and intellectual property. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage, and we could encounter problems that require us to repeat or perform additional preclinical studies or clinical trials or generate additional chemistry, manufacturing and controls data, including drug product stability data. The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate, and may ultimately approve the product for narrower indications or with unfavorable labeling that would impede our commercialization of the drug.

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

As of November 4, 2025, we have 22 full-time or part-time employees. In order to successfully implement our plans and strategies, from time to time we may need additional managerial, operational, development, financial and other personnel. In order to successfully implement our plans and strategies, from time to time we may need additional managerial, operational, development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Legislation or other changes in United States and international tax laws could increase our tax liability and adversely affect after-tax profitability. For example, beginning in 2022, the legislation commonly known as the Tax Cuts and Jobs Act of 2017, or the Tax Act, requires U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside of the United States must be capitalized and amortized over a 15-year period. Legislation commonly known as the “One Big Beautiful Bill Act” enacted in July 2025 eliminates capitalization of domestic research and experimental expenditures for taxable years beginning January 1, 2025, but retains the requirement to amortize foreign research and experimental expenditure over 15 years. Further, in August 2022, the United States enacted the Inflation Reduction Act, which implemented a number of changes, including a 1% excise tax on stock buybacks and an alternative minimum tax on adjusted financial statement income. Such enacted and other proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred tax assets in future periods.

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

For example, the BIOSECURE Act is currently included as a part of the 2026 NDAA which passed the Senate on October 9, 2025. This proposed law would limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies (each, a “biotechnology company of concern”). Depending on whether the BIOSECURE Act becomes law, what the final language of the BIOSECURE Act includes, and how the law is interpreted by U.S. federal agencies, we could be potentially restricted from pursuing U.S. federal government business or grants in the future if we use any designated “biotechnology companies of concern” beyond the grandfathering period provided for in the current proposed version of the BIOSECURE Act. This legislation, or similar legislation in the future, could adversely impact our current or future third-party arrangements with certain companies, including those in China or Chinese-owned U.S. companies, which could delay or impact our clinical trials and consequently delay or obstruct successful commercialization of our product candidates. Foreign CMOs may be the target of U.S. legislation, including the proposed BIOSECURE Act, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, restrict or even prohibit our ability to work with such CMOs, or have an adverse effect on our ability to secure significant commitments from governments to purchase potential therapies.

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

Our stock price is volatile.

The market price of our common stock could be subject to significant fluctuations. From the completion of our reverse merger with Aerpio Pharmaceuticals, Inc. on August 26, 2021 through November 4, 2025, the closing price for our common stock ranged from a low of $1.32 to a high of $33.00 per share. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
•
announcements by commercial partners or competitors, including, without limitation, with respect to new commercial products, clinical progress (or the lack thereof), significant contracts, commercial relationships, or capital commitments;
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

Unfavorable market and global economic conditions as a result of multiple global events, adverse developments affecting the financial services industry, the conflicts in Ukraine and the Middle East, potential uncertainty related to Taiwan and its relationship to China, fluctuations in interest rates, the implementation and suspension of tariffs, and general economic downturns, could adversely affect our business, financial condition or results of operations.

While the potential economic impact brought by multiple adverse global circumstances, such as conflicts in Ukraine and the Middle East, potential uncertainty related to Taiwan and its relationship with China, fluctuations in interest rates, the implementation of tariffs, adverse developments affecting the financial services industry and general economic downturns are difficult to assess or predict, both as to magnitude and duration, these events have resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all. Additionally, our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for any of our future product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. In the event of prolonged business interruptions due to geopolitical events, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume our business or clinical operations. We have no operations in the Middle East, Russia, Belarus or Ukraine, but we do not and cannot know if the current uncertainties in these geopolitical areas may escalate and result in broad economic and security conditions or rationing of medical supplies, which could limit our ability to conduct clinical trials outside the United States or result in material implications for our business. In addition, our insurance policies typically contain a war exclusion of some description and we do not know how our insurers are likely to respond in the event of a loss alleged to have been caused by geopolitical uncertainties. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of September 30, 2025, we had cash, cash equivalents and short-term investments of $162.6 million, consisting of U.S. government treasury bills, commercial paper, and corporate debt securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.

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

WHITEHAWK THERAPEUTICS, INC.

Date: November 6, 2025	By:	/s/ Scott Giacobello
Scott Giacobello
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)