Form 10-K
period 2025-12-31
Whitehawk Therapeutics, Inc.
filed 2026-03-12
CIK 1422142

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2025 was approximately $64.9 million.

The number of shares of registrant’s common stock outstanding as of March 9, 2026 was 47,196,564.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

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
•
the timing, progress and results of preclinical studies and clinical trials for our programs and product candidates (including our anticipated timing of submitting our investigational new drug (“IND”) application for HWK-206 with the U.S. Food and Drug Administration by mid-2026), the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
the anticipated timing of releasing data for current or future clinical trials, including our expected timing of the data readouts for the HWK-007 and HWK-016 Phase 1 clinical trials in the first half of 2027;
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
•
our belief that the ADC Therapies will be able to target cancers expressing specified tumor markers precisely and deliver the potent, cytotoxic Topoisomerase I ("TOP1") inhibitor at the site of cancer;
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
•
the expectations regarding the beneficial characteristics, safety, efficacy and therapeutic effects of the ADC Therapies, including their engineered design to deliver best-in-class stability, safety and tumor potency, and any other product candidates that we may develop;
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

PART I

Item 1. Business.

Overview

We are a clinical-stage oncology therapeutics company applying advanced technologies to established tumor biology that are intended to efficiently deliver improved cancer treatments. We have deep experience in chemistry, formulation, and drug delivery, as well as research, clinical, and commercial pharmaceutical development, resulting in successfully taking product candidates from the clinic to approval, launch, and commercialization.

In December 2024, we entered into an intellectual property license agreement (the “WuXi License Agreement”) with WuXi Biologics (Shanghai FX) Co., Ltd. (“WuXi Biologics”) for the development and global commercialization of a portfolio of three next generation antibody drug conjugates (“ADCs”) targeting clinically validated, broadly overexpressed tumor antigens in high potential cancer indications with significant unmet need. These ADCs are constructed utilizing an advanced linker-payload platform called CPT113 that has been shown to provide increased stability in blood circulation and deliver targeted release of a Topoisomerase I (“TOP1”) inhibitor payload into cancer cells.

These in-licensed assets originated through the collaborative efforts of WuXi Biologics, a leading global contract research, development and manufacturing organization (“CRDMO”), and Hangzhou DAC Biotechnology (“Hangzhou DAC”), a global leader in ADC innovation, where Hangzhou DAC’s CPT113 linker-payload has been conjugated to novel antibodies developed by WuXi Biologics against three tumor targets: Protein Tyrosine Kinase 7 (“PTK7”), Mucin 16 (“MUC16”) and Seizure-related Protein 6 (“SEZ6”). The antibody targeting MUC16 targets the membrane-bound form of MUC16 (mMUC16). The antibody targeting SEZ6 is a biparatopic SEZ6 (“biSEZ6”) antibody targeting two different epitopes on SEZ6. We believe the resulting ADCs will be able to target cancers expressing these respective tumor markers precisely and deliver the potent, cytotoxic TOP1 inhibitor at the site of cancer. Each of these ADCs have demonstrated tumor cell binding, tumor cell line cytotoxicity, and in vivo antitumor activity in preclinical models of cancer. We refer to these in-licensed ADC assets as the "ADC Therapies" herein.

We submitted investigational new drug (“IND”) applications with the U.S. Food and Drug Administration (“FDA”) for HWK-007 for the treatment of solid tumors, including non-small cell lung cancer (“NSCLC”) and ovarian cancer, and HWK-016 for the treatment of ovarian and endrometrial cancers, in the fourth quarter of 2025; and we anticipate submitting an IND for HWK-206 for the treatment of small cell lung cancer ("SCLC") and neuroendocrine tumors (“NETs”) in mid-2026. The FDA has cleared the IND applications for HWK-007 and HWK-016 and the Phase 1 trials for each asset are now actively recruiting. We expect data readouts in the first half of 2027 from each trial. With these three assets, we have the ability to pursue multiple cancer indications with high potential in large addressable patient populations, including and beyond those indications currently expected to be targeted in the upcoming Phase 1 trials.

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

Legacy FYARRO Business.

Historically, our lead drug product was FYARRO® (sirolimus protein-bound particles for injectable suspension (albumin-bound); nab-sirolimus), which combines two established technologies: nanoparticle albumin-bound (nab) technology and the anti-cancer agent, sirolimus. Nab-sirolimus is a potent inhibitor of the mTOR biological pathway with demonstrated anti-cancer activity in advanced malignant perivascular epithelioid cell tumor (“PEComa”), a rare cancer. We exclusively licensed FYARRO, previously called ABI-009, nab-sirolimus, from Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol-Myers Squibb Company (“BMS”) and we refer to the development, production and commercial sale of FYARRO herein as the “FYARRO Business”. On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net product sales of $7.1 million and $26.0 million for the years ended December 31, 2025 and 2024, respectively.

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

Our Strategy

Our vision is to make bold choices in applying technology to efficiently deliver improved oncology therapies for people living with difficult-to-treat cancers. The principal components of our strategy include:

•
We leverage an optimized, next-generation ADC architecture.

Recently, next-generation ADCs have been associated with double-digit improvement in objective response rates (“ORR”) over first generation ADCs against the same target across a variety of solid tumors, including ovarian, breast cancer, and lung cancers. These next-generation ADC architectures are typified by improved linker-antibody stability, optimized pharmacokinetics and improved inhibitor payloads, such as using a TOP1 inhibitor in lieu of monomethyl auristatin E (“MMAE”).

Our ADC Therapies are designed to leverage an optimized, next-generation ADC architecture engineered for selective tumor delivery, modality-leading stability and optimized TOP1 inhibition for maximal tumor killing while minimizing potential toxicity.

•
We preferentially pursue clinically validated targets and identify opportunities for differentiation.

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

•
We innovate antibody design to improve ADC performance.

We strive to develop ADCs that couple next-generation ADC architecture with cutting-edge antibody strategies to further improve antibody performance, including, but not limited to, high affinity, biparatopic, Fc modifications that increase ADC potency or safety.

•
We focus our development strategies to demonstrate differentiation of our assets compared to first generation ADCs to maximize our asset’s competitive profile.

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

•
We utilize an efficient virtual model with outsourced clinical development and manufacturing.

We plan to utilize an outsourced model for research, development and manufacturing operations. Initially, we intend to continue to benefit from the continuity of partnership with WuXi Biologics and Hangzhou DAC for ADC manufacturing. We will expand our CRDMO network as appropriate as our portfolio advances further in clinical trials.

•
We look to continue to build our portfolio through strategic partnerships. We plan to continue to use our management and board expertise, as well as our extensive network, to maximize and grow our portfolio through additional strategic partnerships and transactions.

Our Portfolio

We were deliberate in identifying promising tumor targets that are broadly expressed across multiple cancer types, and plan to focus our initial development efforts on high potential indications where first generation ADCs against these targets have already shown proof of concept in Phase 1 clinical trials. The three tumor targets we selected – PTK7, MUC16 and SEZ6 – are each validated by a first-generation ADC that demonstrated promising efficacy in key indications, but were discontinued, largely due to safety and limited therapeutic index. Importantly, we prioritized the ability to be in the clinic quickly, filing INDs for HWK-007, our PTK7-directed asset, and HWK-016, our MUC16-directed asset, in the fourth quarter of 2025 and we anticipate filing an IND for HWK-206, our SEZ6-directed asset, in mid-2026. The FDA has cleared the IND applications for HWK-007 and HWK-016 and the Phase 1 trials for each asset are now actively recruiting. We expect data readouts in the first half of 2027 from each trial.

•
HWK-007 presents a differentiated opportunity as one of the first next-generation ADCs in clinical development for high PTK7 expressing cancers, including NSCLC, ovarian cancer, and several other major indications.
•
HWK-016 is potentially the first ADC that targets membrane-bound portion of MUC16, a glycoprotein "super expressed" in gynecological cancers, including ovarian cancer, endometrial cancer and cervical cancer.
•
HWK-206 is designed to bind to two epitopes on SEZ6, which is often overexpressed in cancers of neuroendocrine origin. We believe this biparatopic approach can potentially improve internalization and drive increased effectiveness of the ADC.

We believe that improving ADC architecture can increase treatment efficacy in solid tumors. Each of the ADC Therapies utilizes the advanced CPT113 linker-payload technology from Hangzhou DAC, which consists of a highly stable yet cleavable linker that delivers a TOP1 inhibitor payload, and high affinity antibodies designed using the industry-leading antibody capability of Wuxi Biologics. The portfolio leverages an advanced ADC platform technology and are engineered for minimal off-target toxicity, greater stability and higher therapeutic index. We believe these assets can potentially overcome the limitations that hindered the first generation ADC therapies, and show superior performance to other next generation ADCs in development, to deliver improved results for patients. Under the WuXi License Agreement, we have worldwide development and commercialization rights to all of our product candidates. We intend to develop each of our programs as a monotherapy and also in combination with other therapies.

Industry Background

Antibody-Drug Conjugates

An antibody-drug conjugate (“ADC”) consists of an antibody that is connected to a drug (the payload) via a linker. An ADC can be a preferred alternative to systemic chemotherapies, particularly for cancer such as solid tumors, as it can deliver potent antibody-directed payloads directly to the tumor cells. This targeted approach can limit off-target toxicities of chemotherapy and/or allow for greatly improved potency against cancer. With these improvements in cancer outcomes, the ADC market with an estimated nearly $11 billion in sales at the end of 2024 is expected to grow to over $23 billion by 2030, with some estimates as high as $50 billion.

As of the end of 2025, 15 ADCs have been approved by the FDA (mostly first generation; two have been withdrawn) against multiple cancers, including blood, breast, gynecological and lung cancers. Despite the benefit seen with first generation ADCs, there continues to be significant need for improved ADCs with safer payloads, improved stability and optimized pharmacokinetics. For example, first generation ADCs often use tubulin inhibitor-based payloads, such as MMAE-based payloads, that have been associated with a class effect of dose-limiting toxicities, like peripheral neuropathy, ocular toxicities and neutropenia.

Next-generation ADCs

Recent advances in ADCs have included replacing the tubulin inhibitor-based payloads with Topoisomerase I (“TOP1”) inhibitor payloads to reduce toxicity, improving linker stability to reduce circulating free payload, and increasing and optimizing the drug-to-antibody ratio (“DAR”) to improve pharmacokinetics and antitumor activity. In a number of ADC programs, next generation ADCs were shown to have improved ORR by approximately 15-45% over their first-generation precursors. For example, the ORR for ABBV-011, a calicheamicin-based ADC with a DAR of 2 and a non-cleavable linker, in small cell lung cancer (“SCLC”) was 19%, while the ORR for ABBV-706, a next-generation ADC with a TOP1 inhibitor payload and a DAR of 6, was 56%, representing a 37% higher response rate compared to ABBV-011.

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

Source: Published data; Whitehawk analysis.

Regarding a target in our portfolio, PTK7, the graphs below demonstrate the placement of phase 1 cofetuzumab pelidotin (“Cofe-P”) data – an established PTK7 benchmark – in the context of currently approved or late-stage ADC benchmarks for efficacy in ovarian and lung cancers. Our product candidate, HWK-007, is a PTK7 switch to an advanced platform, and therefore extrapolating from the prior examples above, we believe there could be meaningful efficacy gains in objective response rate over Cofe-P.

1. Elahere and Rina-S. 2. Trodelvy and Datroway. Maitland et al. Clin Cancer Research, 2021: 27:4511–20. Elahere USPI and Lee, E.K. et al.; Annals of Oncology, Volume 35, S550; Paz-Ares L, Goto Y, Lim WDT, et al. Journal of Clinical Oncology. 2024;42(24):2860-2872.; Myung-Ju Ahn et al. JCO 43, 260-272(2025). DOI:10.1200/JCO-24-01544. ORR, objective response rate; Cofe-P, Cofetuzumab pelidotin.

Our Approach: CPT113-based ADC platform

Each of the ADC Therapies utilizes Hangzhou DAC’s CPT113 platform, which consists of a highly stable yet cleavable linker with proprietary carbon-bridge technology that delivers a TOP1 inhibitor payload. We believe that the CPT113 platform’s linker stability and payload has the potential to be highly competitive among the next generation ADC platforms. Hangzhou DAC selectively designed and synthesized an advanced linker and payload design that supports stability, limits free payload release and improves the pharmacokinetic characteristics for the associated ADCs. Separately from the ADC Therapies we are licensing, Hangzhou DAC has two internally developed programs utilizing the same platform and directed to different targets, DXC006 and DXC1002, that are currently in dose-escalating Phase 1 clinical trials in China.

In-Licensed Platform Stability Compared to First- and Next-Generation Platforms Based on Free Payload Release[1]

Cmax
AUC
27
19
17
13
3.1
3.6
1.1
1.1
1.1
.61
.58
.49
.80
.63
.07
.10
.06
.32
.04
.06
.02
N/A
.01
.06
.01
.02
1st-Generation (Approved)
Next-Generation (In Development)
CPT113

1.
Based on highest species reported in publications on file; note that stability is largely consistent (~1-5X differences) between species for an individual ADC.
2.
Calculated based on molar concentration of free payload and ADC in representative pharmacokinetic studies.

The payload component of CPT113 is a proprietary TOP1 inhibitor based on a modified form of exatecan. Exatecan is a semisynthetic, water-soluble derivative of camptothecin, a naturally occurring plant alkaloid that is known for its TOP1 inhibition and antitumor activity. TOP1 are necessary for normal and tumor cell growth, as they are involved in DNA supercoiling and repackaging of DNA during cell division. Inhibition of TOP1 prevents DNA from rejoining, thereby causing DNA breaks and leading to cell death.

Although exatecan has shown some antitumor activity, it has been associated with acute toxicity when delivered freely in the circulation, however, has been found to be highly effective as an ADC payload due to its ability to improve the overall efficacy and toxicity of the ADC. Multiple companies are utilizing pure exatecan or exatecan derivatives in their ADC platforms. Deruxtecan (“DXd”), for example, has been shown to have potent anti-tumor efficacy with an improved safety profile compared to pure exatecan. Trastuzumab deruxtecan (“T-DXd”), an ADC consisting of a humanized mAb trastuzumab (Herceptin) covalently linked to DXd, is approved for treatment of breast cancer, gastric cancer and gastroesophageal adenocarcinoma and sold by Daiichi Sankyo. Based on preclinical models of exatecan, our modified version retains potency and with our proprietary bioconjugation has minimal toxicity in regards to impact on the bone marrow. This heme-sparing profile helps address challenges like severe neutropenia that has emerged with exatecan-based and other TOP1 ADCs.

One advantage of the CPT113 platform is its relatively high stability. Many first generation ADCs were challenged by high free payload release in circulation. Many approved and marketed ADCs have 1 to 20 percent free payload released into the circulation, which limits their therapeutic windows because the high amounts of free payload can generate off-target side effects. Next generation ADC platforms in development generally seek to lower the amounts of free payload released into circulation. Based on reported pharmacokinetic results across different ADC programs, as shown in the figure below, the CPT113 platform is likely on par with or better than these latest platforms, demonstrating its highly competitive stability.

An important component to this stability is bioconjugation, or how the linker-payload is attached to the antibody. We estimate that more than 95% of new TOP1 ADCs in clinical development today still use an older bioconjugation process defined by single-chain, partial site-specific bioconjugation. The single chain bioconjugation process breaks the disulfide bonds that normally hold antibody heavy and light chains together – there are four paired bonds of eight cysteines that are broken. Many ADC developers add their single chain linker payloads onto those cysteines to form a typical DAR8 TOP1 ADC. Single chain bioconjugation is relatively simple, but inherently unstable. First, the removal of the normal disulfide bridges between antibody chains can make the whole antibody component of the ADC less stable. Second, once the ADC is exposed to conditions in the circulation, each single chain linker-payload conjugation may besubject to attack and cleavage due to conditions in the blood releasing free payload into circulation – payload that is no longer targeted to the tumor and can circulate to damage normal tissue. In essence, standard single chain conjugation is relatively fragile and may be prone to free payload release that could lead to high rates of class payload toxicities.

Conversely, CPT113 adds linker-payloads on to the mAb as carbon-bonded pairs – that is two linker-payloads that are covalently bound together are added to the exact location where the disulfides on monoclonals have previously been broken. This strategy effectively re-bridges the native paired cysteines, replacing the disulfide bond with a new carbon bond in the linker. This “carbon bridge cysteine re-pairing” method restores the antibody’s more natural state, which we have demonstrated preclinically to enhance overall ADC stability beyond what is traditionally achieved by single chain bioconjugation.

We also employ an additional bioconjugation step - linker hydrolysis - to lock the carbon bridge structure of the ADC, further improving stability, reducing free payload release and limiting potential payload toxicity.

In addition to the exatecan-based TOP1 design, we have further optimized our linker-payload. We utilize PEG-based masking to optimize hydrophobicity of our linker, supporting longer ADC half-life in circulation and optimal ADC dosing. We layer on to that a novel, triple-peptide, intracellular cleavage site that ensures a controlled release profile of cytotoxic payload only once the ADC is inside the tumor cell.

Taken together, we believe these elements represent an elegant and cohesive engineering solution designed to deliver best-in-class stability, safety and tumor potency.

We believe that TOP1-based platforms are not all created equal. Based on key preclinical measures of tumor potency, stability and safety, the ADC Therapies demonstrated quantifiable advantages compared with the average TOP1-based ADCs.

Regarding tumor potency, across xenograft models our ADC Therapies achieve tumor reduction at doses roughly 3 to 10 times lower than conventional TOP1-based ADCs. This increased potency can translate lower minimally effective dose needed to achieve tumor regression in humans.

In addition, we consistently see 5 to 25 times lower levels of free payload in plasma in our ADC Therapies in nonclinical models compared to other TOP1-based ADCs. This advantage in stability is a function of our “carbon bridge cysteine re-pairing” and other aspects of our novel chemistry which sequesters the payload in place until it reaches the tumor cell.

Finally, due to improved targeting, stability and novel payload, we observe a 2 to 3 times higher safety margin in nonclinical models of our ADC Therapies than the typical TOP1-based ADCs.

Taken together, we believe we have a differentiated next-generation platform with the potential for powerful tumor killing and lower side effects.

Our Product Candidates

HWK-007

Overview

HWK-007 is a differentiated next-generation ADC with a DAR of 6 targeting Protein Tyrosine Kinase 7 (PTK7). There are no approved PTK7-directed ADCs.

Following the submission of an IND in the fourth quarter of 2025 and the FDA's subsequent clearance of the IND, HWK-007 is now being explored in a Phase 1 trial that will initially evaluate activity in lung and ovarian cancers, two

PTK7-expressing tumor types with established precedent data, as well as endometrial cancer, one of the highest PTK7-expressing tumor types. We expect data readout in the first half of 2027 from the Phase 1 trial.

HWK-007 has shown superior cytotoxic activity compared to a first generation MMAE-based PTK7 ADC in both in vitro and in vivo preclinical models. With its optimized linker and TOP1 inhibitor payload, we hope to improve upon the initial ORRs seen with Cofe-P, a first-generation MMAE-based ADC with a DAR 4 targeting PTK7.

Target Overview: Protein tyrosine kinase 7 (PTK7)

Protein tyrosine kinase 7 (PTK7) is an oncofetal pseudokinase also known as colon carcinoma kinase 4 (“CCK-4”). PTK7 is a transmembrane protein with an extracellular region comprised of 7 Ig domains and an intracellular domain that is non-catalytic.

PTK7 drives embryonic early development by regulating cell polarity, movement and development of hematopoietic and somatic progenitor cells often interacting with ligands, co-receptors and intracellular transducers in the Wnt signaling pathway. PTK7 is subsequently down-regulated in adult tissues and is known as a catalytically inactive receptor tyrosine kinase (RTK).

A large-scale RNA analysis of >157,000 tumor samples, nearly half from metastatic lesions, found PTK7 to be the third most highly expressed tumor marker among clinically validated and emerging ADC targets, present in approximately 70% of tumors. Highest median PTK7 mRNA expression was observed in endometrial (7.4), ovarian (7.2), head and neck (7.1), non-small cell lung cancer (NSCLC) (6.9) and breast (6.7) tumors. The analysis found stable expression across disease stages and metastatic status, underscoring relevance in both early- and late-stage disease. It also found expression levels comparable to or exceeding clinically validated and emerging ADC targets:

•
Lung cancer: Comparable to HER2, HER3, Trop-2 and cMET.
•
Ovarian cancer: Comparable to HER2 and FRα; markedly higher than CDH6, B7-H4 and CLDN6.
•
Endometrial cancer: Comparable to Trop-2; markedly higher than FRα, B7-H4 and HER2.

We estimate that nearly 750,000 patients have PTK7-positive cancers in the United States alone, underscoring its potential as a tumor marker.

PTK7 is almost exclusively re-expressed in primary and metastatic tumor cells and cancer associated fibroblasts (“CAFs”) in the tumor microenvironment. PTK7 is known to promote cancer growth and invasion. Overexpression of PTK7 is associated with poor prognosis, tumor metastasis, and reduced overall survival.

Matulonis, et al., Real-World Characterization of PTK7, an Oncofetal Pseudokinase Expressed in Multiple Solid Tumors [Poster], presented at ENA 2025.

Gene expression data were derived from a whole-transcriptome RNA-sequencing panel (Tempus’ xR) capturing 20,000 genes.

1. Among clinically validated and emerging ADC targets. 2. Across 17 indications (pan-cancer, N=122,228), weighted by SEER incidence.

TPM, transcripts per million

PTK7 is a clinically validated tumor target. In a Phase 1 trial in patients with advanced solid tumors, including PROC, NSCLC or triple-negative breast cancer (“TNBC”), Cofe-P demonstrated clinical activity with ORR ranging from 16 to 27% in all evaluable patients and 23 to 46% in the subgroup with moderate or high expression of PTK7 (“PTK7 mod-high”), as confirmed by immunohistochemistry (IHC) analysis of tumor tissues. In patients treated every three weeks (“Q3W”) cohort, ORR was up to 46% compared to 27% in patients with PROC compared to patients with PTK7 mod-high PROC, 25% compared to 16% in patients with NSCLC compared to patients with PTK7 mod-high NSCLC and 23% compared to 21% in patients with TNBC compared to patients with PTK7 mod-high TNBC. This is an important finding as PTK7 is an ADC target where a high proportion of marker-positive patients express PTK7 at moderate to high levels.

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

* Mod-high ORR reflects Whitehawk analysis of the PTK7 protein expression and best overall response data for Q3W cohorts in Figure 2 of Maitland et al. Clin Cancer Research, 2021: 27:4511–20. There were 13, 16, and 13 patients with mod-high PTK 7 expressions in PROC, NSCLC, and TNBC, respectively.

Emerging Therapies and their Limitations

Although there are currently no approved ADCs targeting PTK7, there are multiple PTK7 programs currently in, or about to begin, clinical development, some of which are described here:

•
DAY301 (MTX-13), being developed by Day One Biopharmaceuticals after acquiring development and commercialization rights outside of the Greater China area from MabCare Therapeutics, is being explored in a Phase 1 trial.
•
LY4175408, being developed by Eli Lilly, also has a pure exatecan payload and is being explored in a Phase 1 trial.
•
SKB518, being developed by Kelun Biotech, is currently in Phase 1 in China.
•
KIVU-107, being developed by Kivu Bioscience, uses a pure exatecan payload and is being explored in a Phase 1 trial.
•
IDE034, being developed by Ideaya Biosciences, an investigational PTK7/B7H3 bispecific TOP1 ADC being explored in a Phase 1 trial.

We expect multiple external PTK7 ADC programs are projected to present clinical data in 2026 to 2027, which will further validate our target and TOP1 inhibitor payload approach. Additionally, there are multiple preclinical PTK7 bispecific ADCs in development. There are a number of other ADC programs in development for NSCLC targeting other tumor-associated antigens.

Our Product Candidate: HWK-007

HWK-007, as a differentiated next-generation PTK7-directed ADC, is poised among the first in next-generation ADCs with an alternate TOP1 inhibitor payload to enter the clinic. With its optimized linker and TOP1 inhibitor payload switch, we are targeting to build on the initial ORRs seen with Cofe-P and potentially deliver superior outcomes for patients.

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

Tumor growth inhibition in NCI-H446 Xenograft model

Tumor volume (mm)
3000
2000
1000
0
0
7
14
21
28
35
IV
Days after 1st treatment
PBS
Isotype-CPT113 (4 mg/kg)
Cofe-P (4mg/kg)
Cofe-P (1mg/kg)
Cofe-P (0.25mg/kg)
HWK-007 (4mg/kg)
HWK-007 (1mg/kg)
HWK-007 (0.25mg/kg)

Clinical Development Plan

In the fourth quarter of 2025, we completed IND-enabling studies and linker-payload process development, submitted an IND for the treatment of solid tumors, including NSCLC, PROC and endometrial, and initiated a Phase 1 trial for HWK-007. The Phase 1 clinical trial, HWK-007-101, is a Phase 1, multicenter, open-label study in adult participants that will employ a sequential dose-escalation and expansion design to evaluate the safety, pharmacokinetics and preliminary antitumor activity of HWK-007 in participants with advanced or metastatic solid tumors that are refractory to standard therapies. We expect data readout in the first half of 2027 from HWK-007-101.

HWK-016

Overview

Our product candidate HWK-016 is a next-generation ADC targeting the membrane-bound portion of MUC16, a glycoprotein "super expressed" in gynecological cancers, such as ovarian, endometrial and cervical cancers. MUC16 has been previously a challenging target because a large part of its extracellular portion is often cleaved and released or “shed” into the bloodstream, often called cancer antigen 125 (“CA125”). HWK-016 is specifically designed to bind to the membrane-bound portion, which we believe can enable greater therapeutic effect at lower doses. We plan to develop HWK-016 initially for the treatment of ovarian and endometrial cancers, aiming to deliver a potential best-in-class treatment for these large patient populations.

Our in vitro and in vivo studies show consistent cytotoxic activity by HWK-016, including in the presence of CA125, suggesting that our product candidate does bind to the right epitope. Our product candidate also has an optimized linker and improved TOP1 inhibitor payload, which we expect can improve response rate and reduce toxicity. We submitted an IND for the treatment of ovarian cancer in the fourth quarter of 2025, which was subsequently cleared by the FDA, and initiated a Phase 1 clinical trial of HWK-016 in participants with advanced or metastatic solid tumors that are refractory to standard therapies in the first quarter of 2026. We expect data readout in the first half of 2027 from the Phase 1 trial.

Target Overview: Mucin 16 (MUC16)

Mucin 16 (MUC16) is a heavily glycosylated type 1 transmembrane protein with a low level of expression in normal bronchial, endometrial, ovarian and corneal epithelial cells.

MUC16 is upregulated in a number of cancers, with broad overexpression - or "super expression" - in gynecological tumors including ovarian, cervical and endometrial. In ovarian cancer, for example, MUC16 is present at rates up to 3-10 times higher than clinically validated and emerging ADC targets. Overexpression of MUC16 promotes cancer cell proliferation and chemoresistance, while also inhibiting anti-cancer immune responses. Knockdown of MUC16 has been shown to reduce tumor growth, motility, and invasiveness, while overexpression enhances these properties.

MUC16 interacts with various signaling pathways and proteins, such as the JAK2/STAT3/GR axis, PI3k, EGFR and Src family kinases.

In ovarian cancer, MUC16 is present at rates up to 3-10x higher than clinically validated and emerging ADC targets[1]

MUC16
MSLN
NaPi2b
FRα
PTK7
HER2
Trop-2
CDH6
B7-H4
B7-H3
CLDN6
9.5
8.2
7.9
7.5
7.3
7.0
6.9
5.7
5.6
5.4
3.1
0
2
4
6
8
10
Distribution of Gene Expression
(log2[TPM+1])

1.
Pan-cancer, N=4030. TPM, transcripts per million. Data on file. RNA sequencing data (Tempus AI, Inc.) were used to examine MUC16 expression across ovarian cancer histologic subtypes. Median mRNA expression was quantified as log2(transcripts per million [TPM]+1 and differences were evaluated using the Kruskal-Wallis test.

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

Emerging Therapies and their Limitations

Currently, there are no approved ADCs targeting MUC16. Regeneron is developing two MUC16 bispecific T cell-engaging antibodies; a limitation of this approach, however, includes the modest ORRs observed to date. While several ADCs targeting other antigens in PROC are under development, none offer the combined advantages of high target expression in both depth and frequency, along with the potential for a matched blood-based biomarker like CA125.

Our Product Candidate: HWK-016

Our product candidate is designed to bind to a different region than the targets of prior MUC16 therapies in development. HWK-016 targets membrane-bound MUC16 (mMUC16) below the site of cleavage, so that even if MUC16 is cleaved and release of CA125 occurs, the ADC can stay bound to the cell surface permitting internalization of the TOP1 inhibitor payload. This allows HWK-016 to bypass the antigen sink of circulating CA125, and directly target the tumor surface.

Preclinical data shows that HWK-016 demonstrates superior tumor growth inhibition in vivo compared to DMUC4064A in a high CA125-shedding model of ovarian cancer. In vitro and in vivo data suggest that this next-generation approach has the potential for improved response rates in ovarian cancer and other gynecological cancers. For example, our product candidate

HWK-016, along with DMUC and mMUC16 antibodies conjugated to DXd and MMAE payloads, were tested in an in vivo OVCAR-3 CDX model. Nude mice bearing the OVCAR-3 tumor xenograft were treated with a single dose of ADC at 1 mg/kg. mMUC16 ADCs displayed significantly increased in vivo antitumor activity compared to DMUC ADCs, regardless of the cytotoxic payload. No obvious weight loss was observed in any group.

Tumor growth inhibition in OVCAR-3 xenograft model

2000
1500
1000
500
0
Tumor volume (mm)
0
7
14
21
28
35
Days post treatment
Isotype control-MMAE
DMUC (MMAE)
HWK-016 (MMAE)
HWK-016 (TOP1i)

1 mg/kg used for all treatment groups

Clinical Development Plan

We completed IND-enabling studies and linker-payload process development in 2025 and submitted an IND in the fourth quarter of 2025. In the first quarter of 2026, we initiated HWK-016-101, a Phase 1, multicenter, open-label study in adult participants that will employ a sequential dose-escalation and expansion design to evaluate the safety, tolerability, pharmacokinetics and preliminary antitumor activity of HWK-016 in participants with advanced or metastatic solid tumors that are refractory to standard therapies. We expect data readout in the first half of 2027 from HWK-016-101.

HWK-206

Overview

Our product candidate HWK-206 is a biparatopic ADC targeting to two epitopes on the SEZ6 protein. There is limited class competition as we believe ABBV-706 is the only clinical-stage SEZ6 ADC currently in development. We believe our product candidate is the only biparatopic ADC in development for SCLC and NETs patients and that this approach of binding to two independent sites on the target antigen protein will achieve superior outcomes compared to other SCLC ADCs. In vitro and in vivo assays demonstrate increased binding and internalization compared to the monotopic ABBV-706. We plan to complete IND-enabling studies and linker-payload process development in the first half of 2026, with an IND submission planned in mid-2026.

Target Overview: Seizure-related homolog protein 6 (SEZ6)

Seizure-related homolog protein 6 (SEZ6) is a transmembrane protein commonly expressed on neurons, particularly neuronal dendrites, but minimally expressed in normal tissues outside the central nervous system (“CNS”). SEZ6 plays a role in CNS development and maintenance both during childhood development and in adulthood. SEZ6 is responsible for dendritic branching and synapse formation.

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

1.
Whitehawk analysis based on Human Protein Atlas, Gepia, and literature review.

Emerging Therapies and their Limitations

Currently, we believe ABBV-706 (developed by AbbVie) is the only clinical stage SEZ6 ADC in development. ABBV-706 is a TOP1 inhibitor-based ADC (DAR 6) with a cleavable linker. In a Phase 1 trial in patients with SCLC and neuroendocrine neoplasms (“NEN”), ABBV-706 demonstrated 56% ORR in SCLC at the RP2D of 1.8mg/kg and 37% ORR in NENs. ABBV-706 demonstrated a manageable safety profile with no on-target neurotoxicity. The promising results with ABBV-706 validated SEZ6 as a target and demonstrated clinical improvement by switching to a cleavable TOP1 inhibitor linker-payload. Of note, the most common grade ≥3 treatment-emergent adverse events (“TEAEs”) in the 1.8 mg/kg and 2.5 mg/kg cohorts were hematological and dose-dependent. Adjudicated interstitial lung disease (ILD) of any grade was observed in 7 patients (9%) overall (1.8 mg/kg, n=4; 2.5 mg/kg, n=3), with Grade ≥3 ILD events reported in 4 patients (1.8 mg/kg, n=2; 2.5 mg/kg, =2).

While ABBV‑706 may represent an important advance in the treatment of small cell lung cancer, these findings highlight opportunities for continued innovation in antibody–drug conjugate engineering to further improve safety and tolerability.

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

We believe our biparatopic SEZ6 ADC, HWK-206, is the only biparatopic ADC in development for SCLC and NETs, and shows potential to outperform the available treatment approaches and the single epitope-binding ADCs in development.

Preclinical models suggest the biSEZ6 antibody shows superior binding and internalization compared to single epitope SEZ6 antibody counterparts, including the antibody used in ABBV-706, with increased mean fluorescence intensity (MFI).

Ab used in HWK-206 shows improved binding & internalization compared to Ab used in ABBV-706

FACS Binding on HEK293.SEZ6
MFI
4000
3000
2000
1000
0
10-4
10-2
10⁰
10²
10⁴
Concentration (nM)
Internalization on HEK293.SEZ6
MFI
5000
4000
3000
2000
1000
0
10-2
10-1
10⁰
10¹
10²
10³
Concentration (nM)
biSEZ6 mAb
ABBV-706 mAb
Isotype

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

As of March 9, 2026, patent rights held by us relating to our ADC drug candidates include the following:

•
With respect to the PTK7 targeting drug candidate, our material patents consist of one U.S patent application and related patent applications in Asia and South America exclusively licensed from WuXi Biologics and directed to the PTK7 ADC drug candidate, and two provisional applications which we intend to pursue patent protection for in key jurisdictions. These applications, if issued, are expected to expire in at least 2046, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.
•
With respect to the SEZ6 targeting drug candidate, our material patents consist of patent applications in Asia and South America exclusively licensed from WuXi Biologics and directed to the SEZ6 ADC drug candidate, which we intend to pursue patent protection for in key jurisdictions. These applications, if issued, is expected to expire in at least 2046, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.
•
With respect to the MUC16 targeting drug candidate, our material patents consist of one U.S patent application and related patent applications in Asia and South America exclusively licensed from WuXi Biologics and directed to the MUC16 ADC drug candidate and one U.S. provisional application, which we intend to pursue patent protection for in key jurisdictions. These applications, if issued, are expected to expire in at least 2046, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Competition

Many companies are active in the oncology market and are developing or marketing products for the specific therapeutic markets that we target, including both antibody- and non-antibody-based therapies. Similarly, we also face competition from other companies and institutions that continue to invest in innovation in the ADC field, including new payload classes, new conjugation approaches and new targeting moieties. Specifically, we are aware of multiple companies with ADC technologies that may be competitive with our products and product candidates, including, but not limited to, AbbVie, Daiichi Sankyo, Day One Biopharmaceuticals, Eli Lilly, Genmab, GlaxoSmithKline, Gilead, Kelun, Mersana, Sanofi, Roche, Pfizer,

Zymeworks, Ideaya and Biocytogen. There are hundreds of ADCs in development, the vast majority of which are being developed for the treatment of cancer.

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

PTK7

Although there are currently no approved ADCs targeting PTK7, there are multiple PTK7 programs currently in, or about to begin, clinical development, including

•
DAY301 (MTX-13), being developed by Day One Biopharmaceuticals after acquiring development and commercialization rights outside of the Greater China area from MabCare Therapeutics, is being explored in a Phase 1 trial.
•
LY4175408, being developed by Eli Lilly, also has a pure exatecan payload and is being explored in a Phase 1 trial.
•
SKB518, being developed by Kelun Biotech, is currently in Phase 1 in China.
•
KIVU-107, being developed by Kivu Bioscience, uses a pure exatecan payload and is being explored in a Phase 1 trial.
•
IDE034, being developed by Ideaya Biosciences, an investigational PTK7/B7H3 bispecific TOP1 ADC being explored in a Phase 1 trial.
•
Additionally, there are multiple preclinical PTK7 bispecific ADCs in development.

In addition, there are multiple PTK7 ADC programs that are projected to present clinical data in 2026 and 2027, which we believe will further validate our target and TOP1 inhibitor payload approach.

MUC16

Currently, there are no approved ADCs targeting MUC16. Regeneron is developing two MUC16 bispecific T cell-engaging antibodies; a limitation of this approach, however, includes the modest ORRs observed to date. While several ADCs targeting other antigens in PROC are under development, none offer the combined advantages of high target expression in both depth and frequency, along with the potential for a matched blood-based biomarker like CA125. In addition, there are several early-stage clinical trials evaluating CART cell therapies targeting MUC16.

SEZ6

Currently, we believe ABBV-706 (developed by AbbVie) is the only clinical stage SEZ6 ADC in development. ABBV-706 is a TOP1 inhibitor-based ADC (DAR 6) with a cleavable linker. In a Phase 1 trial in patients with SCLC and neuroendocrine neoplasms (“NEN”), ABBV-706 demonstrated 56% ORR in SCLC and 37% ORR in NENs. ABBV-706 demonstrated a manageable safety profile with no on-target neurotoxicity. The promising results with ABBV-706 validated SEZ6 as a target and demonstrated clinical improvement by switching to a cleavable TOP1 inhibitor linker-payload.

Manufacturing

We do not own or operate, and have no plans to establish, any manufacturing facilities. We continue to benefit from the continuity of partnership with WuXi Biologics and its affiliates and Hangzhou DAC for ADC manufacturing for our clinical supply pursuant to a master services agreement and material supply agreement, respectively, and corresponding work orders. We will expand our CRDMO network as appropriate as our portfolio advances further in clinical trials.

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

Before approving an NDA, the FDA typically conducts a pre-approval inspection of the manufacturing facilities for the new drug to determine whether they comply with cGMPs. The FDA will not approve the drug unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the drug within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process, and manufacturing facilities where the drug product and/or its API will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or an additional pivotal clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies, or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, challenge the determination set forth in the letter by requesting a hearing, or withdraw the application. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. Further, FDA’s “real time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our business and competitive advantage.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the ODE only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the ODE. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of ODE to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the ODE. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act, allowing the FDA to approve multiple versions of the same orphan drug for different subindications and subpopulations.

In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overruled the Chevron doctrine, which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the current administration may lead to new policies, changes in the regulations, or disruptions to the operations of federal agencies, any of which may impact our clinical development plans.

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

Since the enactment of the ACA, there have been judicial and Congressional challenges to certain aspects of the ACA. In June 2021, the Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, upholding the ACA. In January 2021, President Biden also issued an executive order to initiate a special enrollment period to allow people to obtain health insurance coverage through the ACA marketplace and instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, among others. We cannot predict how future litigation, healthcare reform measures of the current administration, or what other regulations will ultimately be implemented at the federal or state level, or the effect of any future legislation or regulation may have on our business.

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

In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overruled the Chevron doctrine, which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, such as market exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the current administration may lead to new policies, changes in the regulations, or disruptions to the operations of federal agencies, any of which may impact our clinical development plans. There are important exemptions to Maximum Fair Price including medications that are orphan drug designated and approved, for only one rare disease, and drugs with low Medicare spend as defined by CMS. In an effort to curb Medicare patients’ out-of-pocket costs for prescription drugs, the Part D redesign legislation requires manufacturers to contribute to the catastrophic coverage phase for Part D Drugs, as discounts through a manufacturer discount program. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future, or the pricing of our approved product in the U.S. and in foreign countries. The impact of these judicial challenges as well as future actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Furthermore, any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any of the product candidates for which we receive approval. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the FDA has authorized the state of Florida to develop a program to import certain prescription drugs from Canada for a limited period to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida.

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

As of December 31, 2025, we had 23 full-time or part-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

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

Item 1A. Risk Factors

Investing in our common stock involves significant risks, some of which are described below. In evaluating our business, investors should carefully consider the following risk factors. These risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem immaterial may also impair our business operations. Please see page 2 of this Annual Report for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect our company and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

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
•
Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of the ADC Therapies and any other product candidates that we may develop.
•
We will require additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
•
We may be unable to obtain United States or foreign regulatory approval for the ADC Therapies or any other product candidates that we may develop and, as a result, may be unable to commercialize any such product candidates and in such event our business will be substantially harmed.
•
We may not be successful in growing our product pipeline through acquisitions and in-licenses.
•
We contract with qualified third parties for the production of preclinical product supplies, and expect to continue to do so for supplies needed for clinical trials. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of product supplies to meet demand or otherwise or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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

We have incurred significant net losses since our inception, have only generated revenue from product sales for a portion of our operating history (February 2022 through March 2025), and have financed our operations principally through private placements and public offerings of our securities, federal grants and proceeds from licenses. Our net loss was $20.6 million and $63.7 million for the years ended December 31, 2025 and 2024, respectively. We had an accumulated deficit of $353.3 million as of December 31, 2025, and $332.7 million as of December 31, 2024. These losses have resulted primarily from costs incurred in connection with research and development activities, costs incurred in connection with developing and commercializing FYARRO and general and administrative costs associated with our operations. As a result of our acquisition of the ADC Therapies, we expect to continue to incur significant selling, general and administrative expenses as well as research and development expenses related to our ongoing operations, including, identifying and designing additional product candidates, conducting preclinical studies and clinical trials for our product candidates, and navigating the regulatory approval process for the ADC Therapies and any future product candidates. Although we expect our expenses to decrease overall given the divestiture of FYARRO, including related commercial and clinical expenses, and headcount reductions, the amount of our future expenses and potential losses is uncertain.

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

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of the ADC Therapies and other product candidates that we may develop.

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

•
demonstrating the safety and efficacy of the ADC Therapies to the satisfaction of the FDA and obtaining regulatory approval for ADC Therapies and for any other product candidates that we may develop, if any, for which there is a commercial market;
•
launching and successfully commercializing the ADC Therapies or any other product candidates that we may develop following any regulatory approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
•
maintaining a commercially viable supply of, and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for the ADC Therapies or any other product candidates that we may develop, if approved;
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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect this will continue as a result of our ongoing and planned activities, particularly the clinical development of the ADC Therapies. Our expenses could increase beyond our current expectations if we are required by the FDA, the European Medicines Agency (the “EMA”) or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate, or if there are any delays in any of our clinical trials or the development of any future product candidates. Other unanticipated costs may also arise. In addition, even if we obtain regulatory approval for the ADC Therapies or any other product candidates that we may develop, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution activities and ongoing compliance activities. We cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and, if approved, commercialize the ADC Therapies or any other product candidates we may develop. In addition, we have incurred, and will continue to incur, additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

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

We will be required to obtain further funding to support our continuing operations through public or private equity offerings, debt financings, third-party funding, marketing and distribution arrangements, collaborations with third parties and licensing arrangements or other sources or a combination of these approaches, which may dilute our stockholders or restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop the ADC Therapies or any other product candidates we may develop, if approved. Adequate additional financing may not be available to us in sufficient amounts or on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect stockholder rights and the possibility of such issuance may cause the market price of our shares to decline. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect the conduct of our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to certain of our technologies or our product candidates, or grant licenses on terms that are not favorable to us, which may have a material adverse effect on our business, operating results and prospects. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from rising inflation and interest rates, monetary policy changes, the implementation of tariffs, the conflicts in Ukraine and the Middle East, and otherwise. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Following the FYARRO Divestiture, we do not have any approved products and our pipeline is comprised solely of preclinical and clinical assets. The ADC Therapies are early in development. Going forward, our business will depend on our ability to advance our current and future product candidates through preclinical studies and clinical trials and obtain regulatory approval of our product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.

Following the FYARRO Divestiture, we do not have any approved products and our pipeline is comprised solely of preclinical and clinical assets. Going forward, our business and future operating results will be dependent on our ability to successfully advance, develop and obtain regulatory approval for and/or commercialize our current and future product candidates and discover or in-license additional preclinical or clinical assets. Our ability to generate product or other revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur.

Prior to initiating clinical trials of our product candidates, we need to complete IND-enabling studies and file an IND or similar application to the FDA or regulatory authorities in other jurisdictions. We submitted INDs with respect to HWK-007 and HWK-016 in the fourth quarter of 2025 and we expect to submit an IND for HWK-206 in mid-2026 but we may not be able to file such IND on the timeline we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that result in the suspension or termination of clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory clearance for our trials may prevent us from developing product candidates on a timely basis, if at all. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical studies or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate. If we experience failures, setbacks or delays in our preclinical studies, clinical trials, manufacturing or regulatory efforts, our business may be materially harmed.

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

Through the License Agreement, we have transitioned to a new pipeline and are pursuing different targets and indications from those we have historically pursued, which has risks.

We are in-licensing the ADC Therapies, which are focused on new targets and indications that are different from the targets and indications for FYARRO. Transitioning to a new product candidate pipeline has many risks, including the ability to obtain sufficient capital to cover expenses to fund operations. These risks may be further exacerbated by the FYARRO Divestiture, as FYARRO has historically been our only source of revenue. The ADC Therapies represent a new pipeline with new targets and indications from historical current clinical pipeline and FYARRO. As a result, we have competitors that are better established in the market, have greater experience with such line of business or have greater resources than we do. Furthermore, certain of our current employees may have limited experience with discovery, research and development, preclinical studies and clinical trials relating to ADC Therapies and may have limited experience with respect to other programs we may explore as we seek to expand our pipeline. We may also be required to incur additional costs, including hiring additional personnel or equipment or engaging with new service providers. We may also have issues with the transfer of materials or learnings.

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

The market opportunities for the ADC Therapies and any other product candidates we may develop, if approved, may be limited to certain smaller patient subsets.

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

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to prescription drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021 (the “American Rescue Plan”), the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. Government agreements with pharmaceutical companies and other measures that use international pricing reference to set drug prices in the United States or increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such laws after obtaining regulatory approval for any of the product candidates that we may develop. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any product candidates that we may develop, if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Further, regulatory approval may be delayed for reasons beyond our control. For example, events such as a United States federal government shutdown or budget sequestration, such as ones that occurred during 2013, 2018, 2019, 2025, and 2026 or the diversion of resources to handle the COVID-19 public health emergency and pandemic, may result in significant reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to obtain regulatory approval for our product candidates. Finally, our competitors may file citizens’ petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical trials that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any of our NDAs.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order - that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act, allowing the FDA to approve multiple versions of the same orphan drug for different subindications and subpopulations.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been recently implemented that will limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

As of March 9, 2026, we have 25 full-time or part-time employees. In order to successfully implement our plans and strategies, from time to time we may need additional managerial, operational, development, financial and other personnel. In order to successfully implement our plans and strategies, from time to time we may need additional managerial, operational, development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of December 31, 2025, after consideration of the NOLs that have been estimated to expire unused under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), we had federal NOL carryforwards of approximately $118.9 million, $40.6 million of which will begin to expire in 2030, and the remaining $78.3 million do not expire. We also have state NOL carryforwards of approximately $22.2 million available as of December 31, 2025, of which $21.3 million will begin to expire in 2037.

Following the FYARRO Divestiture, the portion of our NOLs and other tax attributes that were allocable to Aadi Subsidiary generally remain with Aadi Subsidiary and no longer constitute our tax attributes.

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

Legislation or other changes in United States and international tax laws could increase our tax liability and adversely affect after-tax profitability. For example, in August 2022, the United States enacted the Inflation Reduction Act, which implemented a number of changes, including a 1% excise tax on stock buybacks and an alternative minimum tax on adjusted financial statement income. Further, legislation commonly known as the “One Big Beautiful Bill Act” enacted in July 2025 eliminates capitalization of domestic research and experimental expenditures for taxable years beginning January 1, 2025, but retains the requirement to amortize foreign research and experimental expenditure over 15 years. Such enacted and other proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred tax assets in future periods.

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

For example, the BIOSECURE Act was recently signed into law as a part of the 2026 National Defense Authorization Act, which includes Section 851 regarding a “[p]rohibition on contracting with certain biotechnology providers. This law restricts federal government contracts, grants, and loans from being issued to companies that use biotechnology equipment or services produced or provided by select Chinese biotechnology companies (each, a “biotechnology company of concern”), as part of such companies’ performance of those agreements with the U.S. government. This legislation, including its implementing regulations, or similar legislation in the future, could adversely impact our current or future third-party arrangements with certain companies, including those in China or Chinese-owned U.S. companies, which could delay or impact our clinical trials and consequently delay or obstruct successful commercialization of our product candidates. Foreign CMOs may be a target of U.S. legislation, including the BIOSECURE Act, and trade restrictions and other foreign regulatory requirements could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, restrict or even prohibit our ability to work with such CMOs, or have an adverse effect on our ability to secure significant commitments from governments to purchase potential therapies. Even if we do not seek any covered federal government contracts, grants, or loans, it is possible that commercial partners, government agencies, or other third parties may view our business less favorable if we contract with entities that ultimately become biotechnology companies of concern.

In addition, other U.S. national security laws and regulations could also affect the transfer of certain types of data abroad, including to China. For example, the Department of Justice issued a final rule which took effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries. These rules also may broadly require us to extract promises from other third-party service providers that they will not transfer data we share with them onward to parties linked to countries of concerns.

Moreover, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our partners, licensors, suppliers, manufacturers or collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the UK, could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs. Furthermore, if one or more of our manufacturers or suppliers in China, including WuXi Biologics, is deemed to be a biotechnology company of concern, our operations and financial condition may be negatively impacted as a result of any delays or increased costs arising from the trade restrictions and other foreign regulatory requirements affecting such third parties. In addition, while we may work to establish relationships with CROs and CMOs outside of China, moving to those suppliers in the event of a geopolitical instability affecting our collaborators in China could introduce delays into the development program.

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

As described in Note 13 (Commitments and contingencies) to the financial statements in Part I, Item 1 of this Annual Report on Form 10-K, we have been, are, and may in the future become, party to lawsuits and legal proceedings including, without limitation, actions and proceedings in the ordinary course of business relating to our collaboration partners, directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. For example, in June 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. In the Request for Arbitration, EOC claimed that we breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing information to EOC. As a result, we became party to a lengthy arbitration process and, although we were found not liable for any damages to EOC in the arbitration panel’s final award in September 2024, we nevertheless experienced management distraction and incurred significant legal fees to defend ourselves.

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

Our stock price is volatile.

The market price of our common stock could be subject to significant fluctuations. From the completion of our reverse merger with Aerpio Pharmaceuticals, Inc. on August 26, 2021 through March 9, 2026, the closing price for our common stock ranged from a low of $1.32 to a high of $33.00 per share. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of December 31, 2025, we had cash, cash equivalents and short-term investments of $145.7 million consisting of U.S. government treasury bills, commercial paper, and corporate debt securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.

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

Our Chief Financial Officer and Executive Director of Information Technology are primarily responsible for assessing and managing our material risks from cybersecurity threats with assistance from third-party service providers. Our Executive Director of Information Technology leads our internal team and has over 20 years of cybersecurity experience, including the last 10 years in leadership positions, enabling him to build and transform successful cybersecurity programs and initiatives across several enterprises. His active associations include Veteran Volunteer Instructor for US Cyber Army Command (ARCYBER), Information Systems Security Association (ISSA), and Forum of Incident Response and Security Teams (FIRST), and has held many technical certifications including Strategic Planning, Policy, and Leadership (GSTRT), Certified Information Systems Security Professional (CISSP) and Certified Cloud Security Professional (CCSP). Our third-party vendors include assessors, consultants, and auditors holding (but not limited to) the following relevant certifications: Certified Information Systems Security Architecture Professional (CISSP-ISSAP), Certified in the Governance of Enterprise IT (CGEIT), Certified Data Privacy Solutions Engineer (CDPSE), and Certified Ethical Hacker (CEH).

Our Chief Financial Officer and Executive Director, Information Technology oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our Chief Financial Officer and Executive Director, Information Technology are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents include company incident management and data protection policies, and applicable cybersecurity incident response playbooks.

Our Chief Financial Officer and Executive Director, Information Technology provide periodic briefings to the audit committee regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports.

Item 2. Properties.

As of March 25, 2025, our corporate headquarters consist of office space in Morristown, New Jersey that we license from KAKEN, which acquired the office space from us as part of the FYARRO Divestiture. We are currently in the process of extending the office license arrangement with KAKEN upon the sublandlord's and landlord's consent. Prior to March 2025, our corporate headquarters consisted of 2,760 square feet of leased office space in Pacific Palisades, California. Our Pacific Palisades lease expired on February 28, 2025.

We believe our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms for our future growth.

Item 3. Legal Proceedings.

For discussion of legal proceedings, see Note 13 (Commitments and contingencies) to the financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the Nasdaq Capital Market since August 27, 2021. As of March 19, 2025, our common stock trades under the symbol "WHWK".

Stockholders

As of March 9, 2026, there were 64 stockholders of record of our common stock.

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

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during the year ended December 31, 2025.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and the related notes to those statements thereto appearing elsewhere in this Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. You should read this Annual Report completely, including Part I, Item 1A (Risk Factors) of this Annual Report and the “Forward-Looking Statements” sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by our forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Overview

We are a clinical-stage oncology therapeutics company applying advanced technologies to established tumor biology that are intended to efficiently deliver improved cancer treatments. We have deep experience in chemistry, formulation, and drug delivery, as well as research, clinical, and commercial pharmaceutical development, successfully taking product candidates from the clinic to approval, launch, and commercialization.

License Agreement and ADC Therapies

In December 2024, we entered into an intellectual property license agreement (the “License Agreement”) with WuXi Biologics (Shanghai FX) Co., Ltd. (“WuXi Biologics”) for the development and global commercialization of a portfolio of three next generation antibody drug conjugates (“ADCs”) targeting clinically validated, broadly overexpressed tumor antigens in high potential cancer indications with significant unmet need. These ADCs are constructed utilizing an advanced linker-payload platform called CPT113 that has been shown to provide high stability in blood circulation and deliver targeted release of a Topoisomerase I (“TOP1”) inhibitor payload into cancer cells.

These in-licensed assets originated through the collaborative efforts of WuXi Biologics, a leading global contract research, development and manufacturing organization (CRDMO), and Hangzhou DAC Biotechnology (“Hangzhou DAC”), a global leader in ADC innovation, where Hangzhou DAC’s CPT113 linker-payload has been conjugated to novel antibodies developed by WuXi Biologics against three tumor targets: Protein Tyrosine Kinase 7 (“PTK7”), Mucin 16 (“MUC16”) and Seizure-related Protein 6 (“SEZ6”). We believe the resulting ADCs will be able to target cancers expressing these respective tumor markers precisely and deliver the potent, cytotoxic TOP1 inhibitor at the site of cancer. Each of these ADCs have demonstrated tumor cell binding, tumor cell line cytotoxicity, and in vivo antitumor activity in preclinical models mimicking tumor progression. We refer to these in-licensed ADC assets as the "ADC Therapies" herein.

We submitted investigational new drug (“IND”) applications with the U.S. Food and Drug Administration (“FDA”) for HWK-007, for the treatment of solid tumors, including non-small cell lung cancer (“NSCLC”) and ovarian cancer, and HWK-016, for the treatment of cancers of female origin, in the fourth quarter of 2025 and we anticipate submitting an IND for HWK-206 for the treatment of small cell lung cancer ("SCLC") and neuroendocrine tumors (“NETs”) in mid-2026. The FDA has cleared the IND applications for HWK-007 and HWK-016 and the Phase 1 trials for each asset are now actively recruiting. We expect data readouts in the first half of 2027 for each trial. With these three assets, we believe we have the ability to pursue multiple cancer indications with high potential in large addressable patient populations, including and beyond those indications currently expected to be targeted in our ongoing and upcoming Phase 1 trials.

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

Legacy FYARRO Business.

For the periods presented and through the FYARRO Divestiture (as defined below), our lead drug product was FYARRO® (sirolimus protein-bound particles for injectable suspension (albumin-bound); nab-sirolimus), which combines two established technologies: nanoparticle albumin-bound (nab) technology and the anti-cancer agent, sirolimus. Nab-sirolimus is a potent inhibitor of the mTOR biological pathway with demonstrated anti-cancer activity in advanced malignant perivascular epithelioid cell tumor (“PEComa”), a rare cancer. We exclusively licensed FYARRO, previously called ABI-009, nab-sirolimus, from Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol-Myers Squibb Company (“BMS”). We refer to the development, production and commercial sale of FYARRO herein as the “FYARRO Business”. On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa. For the fiscal year ended December 31, 2025, we recorded net revenue from product sales of $7.1 million and net loss of $20.6 million compared to the fiscal year ended December 31, 2024, where we recorded net revenue from product sales of $26.0 million and net loss of $63.7 million. See “Results of Operations” for further discussion of our results.

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

Recent Developments

•
HWK-007 Development. In the fourth quarter of 2025, the FDA cleared the IND application for HWK-007, our PTK7-targeted ADC Therapy. Our Phase 1 trial for HWK-007 is now actively recruiting and is initially evaluating activity in lung and ovarian cancers, two PTK7-expressing tumor types with established precedent data, as well as endometrial cancer, one of the highest PTK7-expressing tumor types. We expect data readout in the first half of 2027 from the Phase 1 trial.
•
HWK-016 Development. In the first quarter of 2026, the IND for HWK-016, our MUC16-targeted ADC Therapy, was cleared by the FDA. A Phase 1 trial is now actively recruiting and is initially evaluating activity in two high MUC16-expressing gynecologic cancers, ovarian and endometrial. We expect data readout in the first half of 2027 from the Phase 1 trial.
•
Employee Matters. On December 1, 2025, we appointed Margaret Dugan, M.D., as our Chief Medical Officer. Dr. Dugan brings more than three decades of global oncology drug development experience, with extensive experience in early-stage clinical development and regulatory strategy. Prior to joining us, Dr. Dugan served as Chief Medical Officer at Schrödinger and Dracen Pharmaceuticals, as well as spending more than 15 years at Novartis, where she built and led the early development organization, advanced multiple programs from proof-of-concept to full clinical development and directly supported global regulatory approvals.

•
PTK7 Data. In October 2025, we presented real-world analysis confirming PTK7 as a broadly expressed, clinically relevant target across solid tumors at the AACR-NCI-EORTC International Conference. The data established PTK7 as the third most highly expressed tumor marker among clinically validated and emerging ADC targets, present in ~70% of tumors, which we believe supports the potential of PTK7 as a pan-tumor target.

Legacy FYARRO Business Agreements

Former BMS License Agreement. We had exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to ABI-009 (which we refer to as FYARRO) pursuant to an amended and restated license agreement, dated November 15, 2019, as amended August 31, 2021 (the “BMS License Agreement”) with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of BMS. Under the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. Under the terms of this agreement, we recorded royalties on net product sales of $0.5 million and $1.9 million for the years ended December 31, 2025 and 2024, respectively. No payments related to milestones under this agreement were paid during the years ended December 31, 2025 or 2024. See Note 7 to the financial statements for more information about the BMS License Agreement.

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

Impact of Negative Global or National Events

Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including the implementation of tariffs (and, as applicable, their subsequent actual or threatened modification or removal), recent turmoil in the global banking system, public health epidemics, such as the COVID-19 pandemic, extreme weather conditions, increased economic and regulatory uncertainty, inflation, rising interest rates, and geopolitical instability, including trade disputes and negotiations and the military conflicts in Ukraine, the Middle East and in other countries. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances.

At this point, the extent to which these global or national events and circumstances may affect our future business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain. We will continue to evaluate the impact that these events could have on our operations, financial position, results of operations and cash flows in fiscal year 2026.

Key Trends and Factors Affecting Comparability Between Periods

•
Commercial sale of FYARRO was launched on February 22, 2022, for the treatment of patients with advanced malignant PEComa. We recorded net product sales of $7.1 million and $26.0 million during the years ended December 31, 2025 and 2024, respectively. As a result of the FYARRO Divestiture, we no longer commercialize FYARRO as of March 25, 2025. As the commercial sale of FYARRO constituted our sole source of revenue, we do not expect to generate further revenue for the foreseeable future.
•
We had built a cross-functional commercial team consisting of marketing, market access and commercial operations. Expenses related to our commercialization of FYARRO, including personnel expenses, sales support, and marketing are included in selling, general and administrative expenses for the years ended December 31, 2025 and 2024. We expect these expenses to decrease, as compared to prior periods, due to the FYARRO Divestiture which closed on March 25, 2025.
•
We expect to increase our investment in research and development related to the ADC Therapies. We will continue to incur significant research and development and other expenses related to such ongoing operations. Under the License Agreement, we paid non-refundable license fees of $6.0 million and $38.0 million to WuXi Biologics in the fourth quarter of 2024 and the second quarter of 2025, respectively, plus a 6% VAT fee. Additionally, we recognized $5.0 million of development milestone-related expense in the fourth quarter of 2025.
•
Under the BMS License Agreement, as described above, we made a payment of $5.8 million to BMS on August 26, 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had $145.7 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2028. We have incurred net losses in each year since inception and as of December 31, 2025, we had an accumulated deficit of $353.3 million. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, costs associated with the Reverse Merger, the FYARRO Divestiture, 2024 PIPE Financing, and the in-licensing of the ADC Therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials of the ADC Therapies and identifying and designing product candidates and the regulatory approval process for any product candidates we may develop.

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the balance sheets and statements of operations and comprehensive loss presented herein. The following discussion and analysis are based on our financial statements contained in this Annual Report, which we have prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such financial statements and the related notes thereto.

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

Other Income (Expense), Net

Other income, net consists of interest income earned on cash, cash equivalents and short-term investments. For the year ended December 31, 2025, other income, net consists of gain on sale of a business, interest income earned on cash, cash equivalents and short-term investments, and income received for billable services not part of our ordinary activities provided by our employees to KAKEN under a Transition Services Agreement, as amended ("TSA"). The TSA was entered into in connection with the FYARRO Divestiture on March 25, 2025 and expired on October 24, 2025.

Income Tax Expense

During the years ended December 31, 2025 and 2024, we recognized no income tax expense on the statements of operations and comprehensive loss. Since our formation in 2011, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations:

The following table presents the results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Revenue
Product sales, net	$7,145	$25,983
Total revenue	7,145	25,983
Operating expenses
Selling, general and administrative	29,822	36,749
Research and development	90,963	51,030
Restructuring charges	—	2,638
Cost of goods sold	760	3,024
Total operating expenses	121,545	93,441
Loss from operations	(114,400)	(67,458)
Other income (expense), net	93,804	3,767
Loss before income tax expense	(20,596)	(63,691)
Income tax expense	—	—
Net loss	$(20,596)	$(63,691)

Comparison of Years Ended December 31, 2025 and 2024

Product Sales, Net

Our product sales, net consist of sales of FYARRO. Product sales, net for the years ended December 31, 2025 and 2024 were $7.1 million and $26.0 million, respectively. As a result of the FYARRO Divestiture, we no longer sell FYARRO as of March 25, 2025.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2025, were $29.8 million, compared to $36.7 million for the year ended December 31, 2024. The $6.9 million decrease was driven by a reduction of $4.0 million of personnel expenses primarily related to the FYARRO Divestiture, $2.2 million of legal costs and other expenses, and $2.0 million of commercial and marketing expenses due to the FYARRO Divestiture, offset by an increase of $1.3 million related to consulting and insurance expenses.

Research and Development Expenses

The following table presents our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Personnel expense	$11,162	$18,971
Consultants	2,575	1,368
External clinical development	55,295	23,557
Clinical drug product manufacturing	21,713	6,215
Other expense	218	919
Total research and development expense	$90,963	$51,030

Research and development expenses for the year ended December 31, 2025, were $91.0 million, compared to $51.0 million for the year ended December 31, 2024. The $40.0 million increase was primarily driven by a $31.7 million increase in clinical development expenses which included a $38.0 million up-front license fee paid to Wuxi Biologics, $5.0 million of development milestone-related expense, $15.5 million in clinical drug product manufacturing, and $1.2 million in consultant expenses, offset by a decrease of $8.4 million in personnel and other expenses.

Restructuring Charges

There were no restructuring charges for the year ended December 31, 2025. Restructuring charges for the year ended December 31, 2024 were $2.6 million. The restructuring charge recognized was due to a restructuring plan announced on August 20, 2024 to reduce our workforce by 32%. See Note 14 to the financial statements for more information regarding the restructuring.

Cost of Goods Sold

Cost of goods sold for the years ended December 31, 2025 and 2024 was $0.8 million and $3.0 million, respectively, primarily reflecting royalties incurred on product sold. The decrease of cost of goods sold was due to the FYARRO Divestiture on March 25, 2025.

Other Income (Expense), Net

The following table sets forth our other income (expense), net:

	Year Ended December 31,
	2025	2024
Gain on sale of business	87,266	—
Foreign exchange gain (loss)	5	(4)
Other income	302	—
Interest income	6,231	3,925
Interest expense	—	(154)
Total other income, net	$93,804	$3,767

Other income (expense), net for the year ended December 31, 2025, was $93.8 million of income, compared to $3.8 million of income for the year ended December 31, 2024. The increase of $90.0 million was primarily driven by a gain on sale of a business related to the FYARRO Divestiture and higher interest income resulting from an increase in short-term investments held during the period.

Liquidity and Capital Resources

Overview

As of December 31, 2025, we had $145.7 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2028.

We have incurred net losses in each year since inception and as of December 31, 2025, we had an accumulated deficit of $353.3 million. Our net losses were $20.6 million and $63.7 million for the years ended December 31, 2025 and December 31, 2024, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical studies and clinical trials of the ADC Therapies, identifying and designing product candidates and the regulatory approval process for any product candidates we may develop.

On March 17, 2022, we entered into a Sales Agreement, as amended by that certain Amendment No. 1 to Sales Agreement by and between the Company and TD Securities (USA) LLC (as successor to Cowen and Company, LLC) dated April 25, 2025 (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an “at the market offering” pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar value of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of December 31, 2025, no shares of common stock had been sold under the Sales Agreement.

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

On September 22, 2022, we entered into the Purchase Agreement for a private investment in public equity financing (the "2022 PIPE Financing") with certain investors (the "2022 PIPE Investors") for the sale of 3,373,526 shares of our common stock for a price of $12.50 per share and pre-funded warrants to purchase an aggregate of 2,426,493 shares of our common stock (the "2022 Pre-Funded Warrants"), at a purchase price of $12.4999 per 2022 Pre-Funded Warrant. The 2022 PIPE Financing closed on September 26, 2022. Aggregated net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the shares were $72.2 million. As of December 31, 2025, 2,000,037 of the 2022 Pre-Funded Warrants are still outstanding.

On December 19, 2024, we entered into the Subscription Agreement (the "Subscription Agreement") with certain investors (the "2024 PIPE Investors"), pursuant to which we agreed to sell to the 2024 PIPE Investors (i) 21,592,000 shares of the our common stock, par value $0.0001 per share, at a purchase price of $2.40 per share, and (ii) pre-funded warrants to purchase an aggregate of 20,076,500 shares of our common stock (the "2024 Pre-Funded Warrants" and, together with 2022 Pre-Funded Warrants, the "Pre-Funded Warrants"), at a purchase price of $2.3999 per 2024 Pre-Funded Warrant, for aggregate net proceeds of $94.4 million, after deducting certain expenses incurred of $5.6 million related to the issuance of shares. The 2024 PIPE Financing closed on March 4, 2025. As of December 31, 2025, all 20,076,500 of the 2024 Pre-Funded Warrants are still outstanding.

For each of the 2022 PIPE Financing and 2024 PIPE Financing, the Pre-Funded Warrants have an exercise price of $0.0001 per share of the Company's common stock and are exercisable and will remain exercisable until exercised in full. The holders of such Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99%, at the election of the holder, of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise. The holders of such Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice.

The following table summarizes our cash flows for the years presented (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(97,433)	$(59,550)
Net cash provided by investing activities	11,891	25,202
Net cash provided by financing activities	94,376	130
Net (decrease) increase in cash, cash equivalents and restricted cash	$8,834	$(34,218)

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

For the year ended December 31, 2025, cash used in operating activities was $97.4 million and resulted from (i) our net loss of $20.6 million, (ii) a $1.9 million net positive impact on cash used due to changes in net operating assets and liabilities, and (iii) net non-cash adjustments totaling $78.8 million, which were primarily related to gain on sale of business, share-based compensation expense, discount amortization on short-term investments, lease expense, and depreciation expense.

For the year ended December 31, 2024, cash used in operating activities was $59.6 million and resulted from (i) our net loss of $63.7 million, (ii) a $6.1 million net negative impact on cash used due to changes in net operating assets and liabilities, and (iii) net non-cash adjustments totaling $10.2 million, which were primarily related to share-based compensation expense, discount amortization on short-term investments, lease expense, and depreciation expense.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2025 was $11.9 million related to the purchases of short-term investments of $148.7 million and purchases of property and equipment of $0.6 million, offset by proceeds received from the sale of a business of $101.3 million and maturities of short-term investments of $59.8 million.

Cash provided by investing activities for the year ended December 31, 2024 was $25.2 million related to maturities of short-term investments of $63.3 million, offset by purchases of short-term investments of $36.5 million and fixed assets of $1.7 million.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2025 was $94.4 million and related to $100.0 million in gross proceeds received from the sale of common stock and 2024 Pre-Funded Warrants, offset by payment of 2024 PIPE Financing related transaction costs.

Cash provided by financing activities for the year ended December 31, 2024 was $0.1 million and related to the issuance of common stock under the employee stock purchase plan, offset by financing costs related to the Sales Agreement.

Material Cash Requirements

In April 2022, we entered into a sublease for 10,615 square feet of office space in Morristown, New Jersey. The term of the lease is seventy-three months unless terminated sooner. In connection with the FYARRO Divestiture, KAKEN assumed our sublease for the NJ office space. We are currently in the process of extending the office license arrangement with KAKEN upon the sublandlord's and landlord's consent.

Rent expense is being recorded on a straight-line basis. Rent expense related to the Morristown lease was $0.2 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. See Note 6 to the financial statements for details related to future lease payments.

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

On December 19, 2024, we entered into the License Agreement with WuXi Biologics for exclusive rights to certain patents and know-how pertaining to WuXi Biologics’ preclinical ADC Therapies leveraging Hangzhou DAC linker-payload technology targeting each of MUC16, PTK7 and SEZ6. Under the License Agreement, we paid an additional non-refundable, upfront payment of $38.0 million, the balance of the up-front license fee, plus a 6% VAT fee on April 16, 2025, in each case, for the rights and licenses granted to us by WuXi Biologics.

Critical Accounting Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements.

Our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Research and Development Costs

We accrue and expense research and development expenditures as incurred, which include costs related to clinical trial activities. We estimate costs of research and development activities conducted by service providers, which include, the conduct of preclinical studies, contract manufacturing activities and clinical activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the Clinical Research Organizations ("CROs"), professional service providers, and other vendors providing clinical trial services (collectively, the “service providers”) and include these costs in the accrued and other current liabilities or prepaid expenses, as applicable, on the balance sheets and within research and development expense on the statements of operations and comprehensive loss. The diverse nature of services being provided under CRO and other vendor arrangements, the different terms and milestone arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs and other vendors. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, payment arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

We estimate these costs based on factors such as estimates of the work completed and budget provided and in accordance with agreements established with our collaboration partners and third-party service providers. We make judgments and estimates in determining the accrued liabilities and prepaid expense balances in each reporting period. As actual costs become known, we adjust our estimates and related accounts on the balance sheet. We have not experienced any material differences between accrued costs and actual costs incurred since our inception.

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

Share-Based Compensation

We recognize all share-based payments to employees, including grants of employee stock options, employee stock purchase plan, and restricted stock units in the statements of operations and comprehensive loss based on their fair values. All of our share-based awards, to employees, non-employees, officers, and directors, are subject only to service-based vesting conditions. Options granted during the year have a minimum contractual term of ten years.

Compensation expense related to awards to employees is calculated on a straight-line basis by recognizing the grant date fair value over the associated service period of the award, which is generally the vesting term. For the years ended December 31, 2025 and 2024, we recognized share‑based compensation expense in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2025	2024
Selling, general and administrative	$6,524	$6,782
Research and development	3,349	4,057
Total	$9,873	$10,839

As of December 31, 2025, total unrecognized compensation cost related to stock options was $7.6 million which we expect to recognize over a weighted average period of 1.3 years. As of December 31, 2025, there was $1.3 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 0.5 years. The intrinsic value of all outstanding stock options and restricted stock units as of December 31, 2025 was $2.6 million and $5.9 million, respectively.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Beginning on the following page are the financial statements with applicable notes and the related Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Whitehawk Therapeutics, Inc.

Morristown, New Jersey

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Whitehawk Therapeutics, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Classification of Warrants

As described in Note 8 to the financial statements, on December 19, 2024, the Company entered into the subscription agreement for a private investment in public equity financing (the "2024 PIPE Financing") with certain investors (the "2024 PIPE Investors"), pursuant to which the Company agreed to sell to the 2024 PIPE Investors (i) 21,592,000 shares of the Company’s common stock, and (ii) 20,076,500 Pre-Funded Warrants, for aggregate net proceeds of $94.4 million, after deducting certain expenses incurred of $5.6 million related to the issuance of shares. The 2024 PIPE Financing was conditioned upon the Company's shareholders approving the transaction and closed on March 4, 2025 after such approval was obtained. The Pre-Funded Warrants are indexed to the Company's common stock and meet the conditions for equity classification in accordance with ASC 815-40.

We identified the evaluation of the financial statement classification of the Pre-Funded Warrants issued in the 2024 PIPE Financing as a critical audit matter. Auditing the Company’s evaluation of certain provisions within the relevant agreements for the assessment of the financial statement classification involved especially complex auditor judgment, including the extent of effort and expertise needed.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the appropriateness of management’s conclusions, including utilizing personnel with expertise in relevant technical accounting, included the review of: (i) the relevant terms of the agreements, (ii) the completeness and accuracy of the Company’s technical accounting analysis, and (iii) the appropriateness of application of the relevant accounting literature.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2017.

San Diego, California

March 12, 2026

WHITEHAWK THERAPEUTICS, INC.

Balance Sheets

(in thousands, except share data and par value)

	Year Ended December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$37,568	$28,670
Short-term investments	108,129	18,567
Accounts receivable, net	—	5,903
Inventory	—	5,311
Prepaid expenses and other current assets	3,316	2,836
Total current assets	149,013	61,287
Property and equipment, net	3	6,846
Operating lease right-of-use assets	—	787
Other assets	1,814	1,399
Total assets	$150,830	$70,319

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$917	$2,159
Accrued liabilities	13,602	14,647
Operating lease liabilities, current portion	—	268
Total current liabilities	14,519	17,074
Operating lease liabilities, net of current portion	—	565
Other liabilities	—	202
Total liabilities	14,519	17,841
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 47,145,719 and 24,680,708 shares issued and outstanding as of December 31, 2025 and 2024 respectively	4	2
Additional paid-in capital	489,437	385,114
Accumulated other comprehensive income	120	16
Accumulated deficit	(353,250)	(332,654)
Total stockholders’ equity	136,311	52,478
Total liabilities and stockholders’ equity	$150,830	$70,319

The accompanying notes are an integral part of these financial statements.

WHITEHAWK THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share data and earnings per share amounts)

	Year Ended December 31,
	2025	2024
Revenue
Product sales, net	$7,145	$25,983
Total revenue	7,145	25,983
Operating expenses
Selling, general and administrative	29,822	36,749
Research and development	90,963	51,030
Restructuring charges	—	2,638
Cost of goods sold	760	3,024
Total operating expenses	121,545	93,441
Loss from operations	(114,400)	(67,458)
Other income (expense)
Gain on sale of business	87,266	—
Foreign exchange gain (loss)	5	(4)
Other income	302	—
Interest income	6,231	3,925
Interest expense	—	(154)
Total other income (expense), net	93,804	3,767
Loss before income tax expense	(20,596)	(63,691)
Income tax expense	—	—
Net loss	$(20,596)	$(63,691)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax	104	(11)
Comprehensive loss	$(20,492)	$(63,702)
Net loss per share, basic and diluted	$(0.33)	$(2.36)
Weighted average number of common shares outstanding, basic and diluted	61,886,765	27,029,942

The accompanying notes are an integral part of these financial statements.

WHITEHAWK THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(in thousands, including share amounts)

	Stockholders’ Equity
	Common Stock			Accumulated Other		Total
	Shares	Par Value	Additional Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2023	24,554	$2	$374,129	$27	$(268,963)	$105,195
Share-based compensation expense	—	—	10,839	—	—	10,839
Issuance of common stock upon exercise of stock options	33	—	—	—	—	—
Issuance of shares under the employee stock purchase plan	94	—	146	—	—	146
Unrealized loss on investments, net of tax	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(63,691)	(63,691)
Balance at December 31, 2024	24,681	$2	$385,114	$16	$(332,654)	$52,478
Share-based compensation expense	—	—	9,873	—	—	9,873
Issuance of common stock upon exercise of warrants	426	—	—	—	—	—
Issuance of common stock upon exercise of stock options	25	—	26	—	—	26
Issuance of common stock in conjunction with vesting of restricted stock units	388	—	—	—	—	—
Issuance of shares under the employee stock purchase plan	34	—	49	—	—	49
Private placement, net of transaction costs	21,592	2	94,375	—	—	94,377
Unrealized gain on investments, net of tax	—	—	—	104	—	104
Net loss	—	—	—	—	(20,596)	(20,596)
Balance at December 31, 2025	47,146	$4	$489,437	$120	$(353,250)	$136,311

The accompanying notes are an integral part of these financial statements.

WHITEHAWK THERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(20,596)	$(63,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	9,873	10,839
Gain on sale of business	(87,266)
Amortization of premiums and discounts on short-term investments, net	(1,527)	(1,301)
Non-cash lease expense	74	460
Depreciation and amortization expense	79	193
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	(415)
Inventory	170	1,116
Prepaid expenses and other current assets	(434)	2,814
Other non-current assets	(438)	518
Operating lease liabilities, net	(89)	(512)
Accounts payable and accrued liabilities	3,923	(9,773)
Other liabilities	(202)	202
Net cash used in operating activities	(97,433)	(59,550)
Investing activities:
Proceeds from sale of business, net cash, cash equivalents, and restricted cash	101,286	—
Purchases of property and equipment	(552)	(1,654)
Purchases of short-term investments	(148,688)	(36,482)
Maturities of short-term investments	59,845	63,338
Net cash provided by investing activities	11,891	25,202
Financing activities:
Proceeds from sale of common stock and prefunded warrants in PIPE financing	100,002	—
Payment of PIPE financing related transaction costs	(5,625)	—
Issuance of common stock upon exercise of stock options	26	—
Proceeds from issuance under employee stock purchase plan	49	146
Deferred offering costs paid for financing	(76)	(16)
Net cash provided by financing activities	94,376	130
Net increase (decrease) in cash, cash equivalents and restricted cash	8,834	(34,218)
Cash, cash equivalents and restricted cash at beginning of year	28,734	62,952
Cash, cash equivalents and restricted cash at end of year	$37,568	$28,734

The accompanying notes are an integral part of these financial statements.

WHITEHAWK THERAPEUTICS, INC.

Statements of Cash Flows (continued)

(in thousands)

	Year Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information:
Interest paid during the period	$—	$211
Supplemental disclosure of non-cash activities:
Deferred transaction costs included in accounts payable and accrued liabilities	$—	$35
Amounts accrued for purchases of property and equipment	$—	$1,153

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Nature of Organization and Operations

Whitehawk Therapeutics, Inc. is a clinical-stage oncology therapeutics company applying advanced technologies to established tumor biology that are intended to efficiently deliver improved cancer treatments. The Company has deep experience in chemistry, formulation, and drug delivery, as well as research, clinical, and commercial pharmaceutical development, and taking product candidates from the clinic to approval, launch, and commercialization.

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

On December 19, 2024, the Company entered into a Stock Purchase Agreement (the “Divestiture Agreement”) with KAKEN INVESTMENTS INC., a Delaware corporation (“KAKEN”), KAKEN PHARMACEUTICAL CO., LTD, and Aadi Subsidiary, Inc., a Delaware corporation and the Company's former wholly owned subsidiary and the operating company for the FYARRO Business (“Aadi Subsidiary”). Under the Divestiture Agreement, KAKEN acquired 100% of the outstanding shares of capital stock of Aadi Subsidiary from the Company for a cash payment of $102.4 million (before applicable purchase price adjustments under the Divestiture Agreement) (the "FYARRO Divestiture"). The FYARRO Divestiture closed on March 25, 2025 and, as a result, the Company no longer operates the FYARRO Business.

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

The Company has experienced net losses since its inception and expects to continue to incur net losses into the foreseeable future. As of and for the year ended December 31, 2025, the Company had an accumulated deficit of $353.3 million and a net loss of $20.6 million. To date, these operating losses have been funded primarily from outside sources of invested capital through the issuance of convertible promissory notes, grant funding, the sale of securities, and proceeds from license agreements.

The Company had cash, cash equivalents and short-term investments of $145.7 million at December 31, 2025. The Company paid $38.0 million, the balance of the up-front license fee, plus a 6% VAT fee on April 16, 2025 to WuXi Biologics for the in-licensing of the ADCs targeting Mucin-16 (MUC16), Protein Tyrosine Kinase 7 (PTK7) and Seizure Related 6 Homolog (SEZ6) (each an “ADC Therapy,” and collectively, the “ADC Therapies”). Management believes the Company’s cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the issuance of these financial statements. If the Company is unable to achieve and maintain profitability, it will need additional financing to support its continuing operations and pursue its strategic objectives. Additional financing may be achieved through a combination of equity offerings and debt financing. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.

On March 17, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen as its sales agent for an at-the-marketing-offering. Any sales under the Sales Agreement may result in dilution to existing shareholders. As of December 31, 2025, no shares of common stock had been sold under this Sales Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements, and the related disclosures, have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and U.S. Securities and Exchange Commission ("SEC") regulations and, in the opinion of management include all adjustments necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows for each period presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). All adjustments are of a normal recurring nature. The Company’s financial statements are stated in U.S. dollars. Certain prior year amounts have been reclassified to conform to the current year presentation.

The financial statements noted above reflect the financial position and results of operations of the Company. The comparative period includes the financial position and results of operations of the Company and Aadi Subsidiary, prior to its sale on March 25, 2025. The transaction did not meet the criteria for discontinued operations under ASC 205-20, and therefore no reclassification has been made to prior period statements.

The balance sheet as of December 31, 2025 excludes the assets and liabilities of Aadi Subsidiary, which were divested as of the sale date. Comparative information as of December 31, 2024 includes balances related to the divested business, such as accounts receivable, inventory, and customer concentration disclosures. See Note 16 for additional information.

Risks and Uncertainties

The Company is a clinical-stage biopharmaceutical company, has a limited operating history and has two clinical products and one preclinical product in development. The Company's ability to generate revenue and achieve profitability depends significantly on the ability to achieve several objectives relating to the discovery, development and commercialization of the ADC Therapies and any other product candidates that may be developed in the future.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on short-term investments. Comprehensive loss has been reflected in the statements of operations and comprehensive loss for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. In the opinion of management, all adjustments that are considered necessary for fair presentation have been included. The most significant estimates in the Company’s financial statements relate to gross-to-net accruals, share-based compensation expense and accrued research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

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

Customer Concentration

For the year ended December 31, 2025, two customers represented 37% and 60% of the Company's revenue. For the year ended December 31, 2024, two customers represented 43% and 55% of the Company’s revenue, respectively.

Additionally, two customers accounted for 42% and 56% of net accounts receivable as of December 31, 2024. The Company did not have accounts receivable as of December 31, 2025. See Note 16 for further information.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid marketable securities purchased with original maturities of three months or less at the time of purchase date to be cash equivalents. Restricted cash consists of a letter of credit secured by restricted cash in connection with the Morristown, New Jersey office lease described in Note 6, and is included in other assets on the balance sheets as of December 31, 2024. The Company did not have restricted cash as of December 31, 2025 as the Morristown Lease (as defined in Note 6) was assumed by KAKEN.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets (in thousands):

	As of December 31,
	2025	2024
Cash and cash equivalents	$37,568	$28,670
Restricted cash, non-current	—	64
Total cash, cash equivalents and restricted cash	$37,568	$28,734

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

Accounts Receivable, Net

Accounts receivable are recorded net of customer allowances for chargebacks and allowance for credit losses. Allowance for chargebacks is based on contractual terms. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of its individual customer circumstances and credit loss. Receivables are recorded to an allowance for credit loss when it is probable that amounts will not be collected based on terms of the customer contracts. Accounts receivable are net of $0.1 million of customer allowances for chargebacks as of December 31, 2024. There were no allowances for credit losses and no receivables were written off for the years ended December 31, 2025 and

2024. As of December 31, 2024, accounts receivable included balances associated with Aadi Subsidiary, which was sold on March 25, 2025. Accounts receivable related to Aadi Subsidiary was removed from the balance sheet as of March 25, 2025. See Note 16 for more information.

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

As of December 31, 2024, inventory included balances associated with Aadi Subsidiary, which was sold on March 25, 2025. Inventory related to Aadi Subsidiary was removed from the balance sheet as of the sale date. See Note 16 for more information.

Details of inventory are presented as follows (in thousands):

	As of December 31,
	2025	2024
Raw materials	$—	$3,533
Work in process	—	—
Finished goods	—	1,778
Total	$—	$5,311

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

Details of property and equipment are presented as follows (in thousands).

	As of December 31,
	2025	2024
Computers and software	$341	$470
Furniture and fixtures	36	65
Construction in process	—	6,590
Lab equipment	—	51
Leasehold improvements	—	133
Total	$377	$7,309
Accumulated depreciation	(374)	(463)
Property and equipment, net	$3	$6,846

Construction in process mainly consists of lab, production, and testing equipment. Depreciation expense on property, plant, and equipment amounted to $0.1 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

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

Commitments and Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of December 31, 2025 and 2024.

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

The total amount deducted from gross product sales for the allowances described above for the years ended December 31, 2025 and 2024 was $2.1 million and $6.5 million, respectively.

The following table sets forth the changes in the accrued revenue allowances (in thousands):

	As of December 31,
	2025	2024
Balance at beginning of period	$1,411	$1,065
Provision for current period sales	2,085	6,473
Payments	(1,686)	(6,127)
Allowances transferred in sale of Aadi Subsidiary, Inc.	(1,810)	—
Balance at end of period	$—	$1,411

Cost of Goods Sold

Cost of goods sold consist primarily of royalties paid to BMS, costs incurred on sales of FYARRO and costs to manufacture and prepare the product for sales subsequent to the FDA approval in November 2021. Costs incurred prior to the FDA approval were expensed when incurred.

Research and Development

Research and development expenses consist of costs incurred in performing research and development activities, including salaries and benefits, materials and supplies, preclinical expenses, share-based compensation expense, contract services, and other external development expenses. The Company records research and development activities conducted by third-party service providers, which include work related to preclinical studies, clinical trials, and contract manufacturing activities, to research and development expense as incurred. The Company is required to estimate the amount of services provided but not yet invoiced and include these expenses in accrued expenses on the balance sheets and within research and development expenses in the statements of operations and comprehensive loss. These expenses are a significant component of the Company’s research and development expenses and require significant estimates and judgments. The Company accrues for these expenses based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. As actual expenses become known, the Company adjusts its accrued expenses.

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

The Company recorded a $45.7 million IPR&D expense which included a $38.0 million upfront payment related to the WuXi Biologics license agreement and $5.0 million of development milestone-related expense for the year ended December 31, 2025. The Company had $6.0 million IPR&D expense for the year ended December 31, 2024.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Basic and diluted weighted average shares of common stock outstanding for the years ended December 31, 2025 and 2024, which includes the weighted average effect of 20,076,500 and 2,000,037 Pre-Funded Warrants, which were issued in March 2025 and September 2022, respectively, for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.0001 per share. See Note 8 for more information on the Pre-Funded Warrants.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2025	2024
Options to purchase common stock	8,120,654	4,950,016
Restricted Stock Units to purchase common stock	2,452,690	256,490

Adoption of New Accounting Standard

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company beginning in fiscal year 2025, with early adoption permitted. The requirements of this ASU are disclosure-related and did not have an impact on the Company’s financial position and results of operations. See Note 12, Income Taxes, for the updated disclosures as a result of adopting this ASU.

Recent Accounting Pronouncements

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

3. Fair Value Measurement

The following table sets forth the recurring fair value of the Company’s financial assets and liabilities, allocated into the Level 1, Level 2 and Level 3 hierarchy that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$37,318	$—	$—	$37,318
U.S. government treasury bills	43,881	—	—	43,881
Commercial paper	—	16,262	—	16,262
Corporate bonds	—	47,986	—	47,986
Total financial assets	$81,199	$64,248	$—	$145,447

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$27,485	$—	$—	$27,485
U.S. government treasury bills	12,562	—	—	12,562
Commercial paper	—	1,744	—	1,744
Corporate bonds	—	4,261	—	4,261
Total financial assets	$40,047	$6,005	$—	$46,052

(1)
Included in cash and cash equivalents in the accompanying balance sheets.

4. Short-Term Investments and Cash Equivalents

The following table summarizes the Company's short-term investments (in thousands):

	As of and for Year Ended December 31, 2025
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$37,318	$—	$—	$37,318
U.S. government treasury bills	Less than 1	43,857	24	—	43,881
Commercial paper	Less than 1	16,239	23	—	16,262
Corporate bonds	Less than 1	44,907	66	—	44,973
Corporate bonds	More than 1 less than 2	3,006	7	—	3,013
Total		$145,327	$120	$—	$145,447

	As of and for Year Ended December 31, 2024
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$27,485	$—	$—	$27,485
U.S. government treasury bills	Less than 1	12,553	9	—	12,562
Commercial paper	Less than 1	1,743	1	—	1,744
Corporate bonds	Less than 1	4,256	5	—	4,261
Total		$46,037	$15	$—	$46,052

As of December 31, 2025, the available-for-sale debt securities are of high credit quality, and there were no unrealized losses recognized as of December 31, 2025 or 2024. No allowance for credit losses was recognized as of December 31, 2025 or 2024.

As of December 31, 2025 corporate bonds had contractual maturities of greater than one year and less than two years. All other marketable securities had contractual maturities of less than one year. As of December 31, 2024 all marketable securities had a contractual maturity of less than one year.

5. Accrued Liabilities

Details of accrued liabilities are presented as follows (in thousands):

	As of December 31,
	2025	2024
Accrued professional fees	$968	$5,157
Accrued salaries and payroll	602	2,681
Accrued restructuring charges	192	1,333
Accrued bonus	3,160	64
Accrued contract manufacturing	3,935	2,597
Accrued clinical	12	644
Accrued research and development	4,627	333
Accrued other - sales related	—	1,188
Accrued other	106	650
Total accrued liabilities	$13,602	$14,647

6. Operating Leases

In April 2019, the Company entered into a twenty-eight-month facility lease agreement for office space in Pacific Palisades, California (the “Pacific Palisades Lease”). The Pacific Palisades Lease commenced on May 1, 2019, included four months of rent abatement and a rent escalation clause and was set to expire on August 31, 2021. In August 2021, the Company exercised its option to extend the term of the Pacific Palisades Lease for an additional three-year period and entered into an amendment to the lease agreement (the “Pacific Palisades Lease Amendment”). Pursuant to the Pacific Palisades Lease Amendment, the Company and the landlord agreed to extend the term for an additional period of three (3) years and six (6) months, until February 28, 2025, with an option to renew for an additional three (3) years in accordance with the terms of the Pacific Palisades Lease. Included in the Pacific Palisades Lease Amendment were nine months of rent abatement and a rent escalation clause. The Pacific Palisades Lease expired on February 28, 2025.

In April 2022, the Company entered into a lease agreement for office space in Morristown, New Jersey (the “Morristown Lease”). The Morristown Lease has a term of seventy-three months, unless terminated sooner, and includes rent abatement for the first three months and the forty-seventh and forty-eighth calendar months after lease commencement. Included in the Morristown Lease are fixed rent escalations of approximately 2% on each anniversary year of the lease term. In connection with the FYARRO Divestiture, KAKEN assumed the Morristown Lease. In March 2025, the Company entered into a short-term sublease with KAKEN. The Company has elected the short-term lease exemption under ASC 842. As such, this lease is not recorded on the balance sheet. Lease payments made are recognized on a straight-line basis over the lease term in the income statement.

The following table summarizes information related to the Company’s leases (in thousands):

	As of December 31,
	2025	2024
Assets:
Operating lease right-of-use assets	$—	$787

Liabilities:
Operating lease liabilities, current	$—	$268
Operating lease liabilities, non-current	—	565
Total operating lease liabilities	$—	$833

Rent expense for the years ended December 31, 2025 and 2024 is presented on the following table (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease rent expense	$74	$460

Rent expense for the years ended December 31, 2025 and 2024 under the short-term lease exemption under ASC 842 was $0.1 million and $0, respectively.

Cash paid for leases and included in operating cash flows for the years ended December 31, 2025 and 2024 is presented on the following table (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid included in operating cash flows	$99	$512

7. License Agreements

Former Bristol Myers Squibb Company License Agreement

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

Under the terms of the BMS License Agreement, BMS is entitled to receive royalties on net sales from licensed products under the agreement and any sublicense fees. During the years ended December 31, 2025 and 2024, royalties on net product sales were $0.5 million and $1.9 million, respectively. No payments related to sublicense fees were paid during the years ended December 31, 2025 and 2024.

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

8. Stockholders' Equity

Preferred Stock

As of December 31, 2025 and 2024, under the Company’s certificate of incorporation, as amended and restated, the Company has 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital with no shares outstanding.

Common Stock and Pre-Funded Warrants

As of December 31, 2025 and 2024, the Company had 300,000,000 shares of authorized common stock with a par value of $0.0001 per share under the Company’s certificate of incorporation, as amended and restated. As of December 31, 2025 and 2024, the shares of common stock outstanding were 47,145,719 and 24,680,708, respectively.

In March 2022, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company LLC ("Cowen"), with respect to an “at the market offering” program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $75.0 million through Cowen as its sales agent. The Company will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of December 31, 2025, no shares of common stock had been sold pursuant to the Sales Agreement.

On September 22, 2022, the Company entered into a securities purchase agreement (the "Purchase Agreement") for a private investment in public equity financing (the "2022 PIPE Financing") with certain investors (the "2022 PIPE Investors") for the sale by the Company of (i) 3,373,526 shares of the Company’s common stock for a price of $12.50 per share and (ii) pre-funded warrants to purchase an aggregate of 2,426,493 shares of the Company's common stock (the "2022 Pre-Funded Warrants") at a purchase price of $12.4999 per 2022 Pre-Funded Warrant. The 2022 PIPE Financing closed on September 26, 2022. Aggregate net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the shares, were $72.2 million.

On September 26, 2022, the Company and the 2022 PIPE Investors entered into a Registration Rights Agreement (the "2022 PIPE Registration Rights Agreement") providing for the registration for resale of the securities sold under the Purchase Agreement, including the shares issuable upon the exercise of the 2022 Pre-Funded Warrants, that are not then registered on an effective registration statement, pursuant to a registration statement filed with the SEC. The 2022 Pre-Funded Warrants meet the criteria to be classified within stockholders’ equity. As of December 31, 2025, 2,000,037 of the 2022 Pre-Funded Warrants are still outstanding.

On December 19, 2024, the Company entered into the Subscription Agreement for a private investment in public equity financing (the "2024 PIPE Financing") with certain investors (the "2024 PIPE Investors"), pursuant to which the Company agreed to sell to the 2024 PIPE Investors (i) 21,592,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $2.40 per share, and (ii) pre-funded warrants to purchase an aggregate of 20,076,500 shares of the Company's common stock (the "2024 Pre-Funded Warrants" and together with the 2022 Pre-Funded Warrants, the "Pre-Funded Warrants"), at a purchase price of $2.3999 per 2024 Pre-Funded Warrant, for aggregate net proceeds of $94.4 million, after deducting certain expenses incurred of $5.6 million related to the issuance of shares. The 2024 PIPE Financing was conditioned upon the Company's shareholders approving the 2024 PIPE Financing and closed on March 4, 2025 after such approval was obtained. As of December 31, 2025, all 20,076,500 of the 2024 Pre-Funded Warrants are outstanding.

For each of the 2022 PIPE Financing and 2024 PIPE Financing, the Pre-Funded Warrants are exercisable at an exercise price of $0.0001 per share of the Company's common stock and will be exercisable until exercised in full. The holders of such Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99%, at the election of the holder, of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise. The holders of such Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.

The Pre-Funded Warrants are indexed to the Company's common stock and meet the conditions for equity classification in accordance with ASC 815-40. As such, the Pre-Funded Warrants are classified as additional paid-in capital within the stockholders' equity on the Company's balance sheets.

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

On February 28, 2025, the Company’s stockholders approved the amendment and restatement of the 2021 Plan to (i) increase the number of shares available for future grant under the 2021 Plan from 2,000,284 shares to 8,300,284 shares and (ii) modify the 2021 Plan’s default annual automatic share reserve increase occurring on January 1 of each year to be equal to the least of 8,300,284 shares, 5% of outstanding shares on the last day of the immediately preceding fiscal year, or such number of shares as the board of directors or its designated committee may determine. Upon stockholder approval, such amendment and restatement of the 2021 Plan became effective.

As a result of the evergreen increase, a total of 2,357,286 shares of common stock were added to the 2021 Plan on January 1, 2026 and 987,228 shares of common stock were added to the 2021 Plan on January 1, 2025.

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

As of December 31, 2025, 134,810, 15,036, 9,933,498, and 490,000 shares were outstanding under the Private Aadi Plan, 2017 Plan, 2021 Plan, and 2023 Inducement Plan, respectively. As of December 31, 2025, no shares were outstanding under the 2011 Plan.

The following table summarizes the stock option activity during the year ended December 31, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding shares at December 31, 2024	4,950,016	$10.82	7.99	$1,818
Granted	4,043,124	1.92
Exercised	(24,936)	1.06
Cancelled/Forfeited	(328,844)	6.45
Expired	(518,706)	15.18
Outstanding as of December 31, 2025	8,120,654	$6.31	8.19	$2,642
Options exercisable as of December 31, 2025	3,342,667	$11.79	6.88	$496
Vested and expected to vest as of December 31, 2025	8,120,654	$6.31	8.19	$2,642

As of December 31, 2025, there was $7.6 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.3 years.

The total intrinsic value of the options exercised during the year ended December 31, 2025 was $43,600.

No options were exercised during the year ended December 31, 2024.

As of December 31, 2025, 2,520,585 shares were reserved for issuance for new awards under the 2021 Plan. As of December 31, 2025, 110,000 shares were reserved for issuance for new awards under the 2023 Inducement Plan.

Restricted Stock Units

Restricted stock consists of restricted stock unit awards (RSUs) which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. Employee grants vest over four years. Forfeitures of RSUs are recognized as they occur. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock. The total fair value of RSUs that vested was $0.6 million and $0.1 million for 2025 and 2024, respectively.

Activity with respect to the Company’s restricted stock units during the year ended December 31, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2024	256,490	$1.92
Granted	2,622,581	1.69
Vested/Issued	(387,925)	1.60
Forfeited	(38,456)	1.92
Nonvested shares at December 31, 2025	2,452,690	$1.73

As of December 31, 2025, there was $1.3 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 0.5 years.

Compensation Expense Summary

The Company recognized the following compensation cost related to employee and non-employee share-based compensation activity for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Selling, general and administrative	$6,524	$6,782
Research and development	3,349	4,057
Total	$9,873	$10,839

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for share-based option awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Forfeitures are recognized and accounted for as they occur.

The calculation was based on the following assumptions:

	Year Ended December 31,
	2025	2024
Weighted average grant date fair value (per share)	$1.42	$1.41
Risk-free interest rate	3.77% - 4.19%	4.13% - 4.47%
Expected volatility	82.81% - 89.48%	88.29% - 91.46%
Expected term (in years)	5.5 - 6.1	5.0 - 6.1
Expected dividend yield	—	—

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

•
310,617 shares of common stock;
•
one percent (1%) of the outstanding shares of all classes of common stock on the last day of the immediately preceding fiscal year; or
•
an amount to be determined by the board of directors or its designated committee no later than the last day of the immediately preceding fiscal year.

As a result of the increase, a total of 310,617 shares of common stock were added to the 2021 ESPP on January 1, 2026. On January 1, 2025, 246,807 shares of common stock were added to the 2021 ESPP. Shares of common stock issuable under the 2021 ESPP will be authorized, but unissued, or reacquired shares of common stock. If the Company’s capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the 2021 ESPP will be appropriately adjusted. The Company opened enrollment into the ESPP in May 2022.

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

The calculation was based on the following assumptions:

	Year Ended December 31,
	2025	2024
Strike price (per share)	$1.44 - $1.82	$1.56 - $4.00
Risk-free interest rate	3.80% - 4.29%	5.40% - 5.41%
Expected volatility	80.01% - 88.23%	60.99% - 139.99%
Expected term (in years)	0.5	0.5
Expected dividend yield	—	—

As of December 31, 2025 and 2024, 1,023,856 and 810,743 shares of common stock were available for issuance under the 2021 ESPP, respectively. The Company had an outstanding liability of $24,000 and $37,000 at December 31, 2025 and 2024, respectively, which will be recognized over six months. During the years ended December 31, 2025 and 2024, 33,694 and 93,945 shares were issued under the 2021 ESPP, respectively.

11. Employee Retirement Plan

The Company maintains a 401(k) plan (the “401k Plan”) created in 2015 for the benefit of its employees. All employees who have attained the age of 21 are eligible to participate in the 401k Plan as of the first entry date, as defined by the 401k Plan document, following the employment date. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary. Contributions of $0.4 million and $0.6 million were made during the years ended December 31, 2025 and 2024.

12. Income Taxes

The Company recorded no income tax expense or benefit for the years ended December 31, 2025 and 2024 due to the Company's net and comprehensive losses and increases in its deferred tax asset valuation allowance. The Company's operations are solely related to domestic operations for the years ended December 31, 2025 and 2024. Additionally, the Company did not pay any material federal or state cash income taxes or have cash income tax refunded for the year ended December 31, 2025.

A reconciliation of the statutory federal income tax with the provision for income taxes are as follows (after the adoption of ASU 2023-09) (amounts in thousands):

	Year Ended December 31, 2025
	Amount	%
Income taxes (benefit) at statutory federal rate	$(4,325)	21.0%
State and local income taxes, net of federal income tax effect (1)	2,205	(10.7)
Tax credits
Research and development credits	(1,465)	7.1
Changes in valuation allowance	(68,054)	330.4
Nontaxable or nondeductible items
Stock based compensation	925	(4.5)
Officers compensation	1,151	(5.6)
Transaction costs	912	(4.4)
Other	(6)	0.1
Changes in unrecognized tax benefits	(4,435)	21.5
Other Adjustments
Impact of FYARRO divestiture	73,092	(354.9)
Provision (benefit) for income taxes	$—	—%

(1) The state that contributed to the majority (greater than 50%) of the tax effect in this category was California for the year ending December 31, 2025.

A reconciliation of the statutory federal income tax with the provision for income taxes are as follows (prior to the adoption of ASU 2023-09):

Year Ended December 31,
2024
Federal tax at statutory rate	21.0%
State income tax, net of federal benefit	2.7
Other permanent items	(2.2)
Change in tax rate	0.2
Investment in subsidiary	53.6
Officers compensation	(2.1)
Research credit	4.9
Change in valuation allowance	(78.1)
Effective tax rate	—%

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$26,496	$49,184
Research and development tax credits	1,109	11,796
Section 174 capitalized research expense	3,340	20,061
Capitalized license payments	10,542	1,746
Investment in subsidiary	—	34,112
Other	3,207	5,389
Total deferred tax assets	44,694	122,288
Valuation allowance	(44,579)	(121,898)
Total gross deferred tax assets, net of valuation allowance	115	390
Deferred tax liabilities:
Other	(115)	(390)
Total gross deferred tax liabilities	(115)	(390)
Net deferred tax assets (liabilities)	$—	$—

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

As of December 31, 2025, the Company has federal and state net operating loss (“NOL”) carryforwards of $118.9 million and $22.2 million, respectively. Of the amount of federal and state NOL carryforwards, $78.3 million and $0.9 million, respectively, can be carried forward indefinitely. The remaining federal and state NOL carryforwards begin to expire in 2030 and 2037, respectively, unless previously utilized. The Company also has federal and state research credit carryforwards of approximately $1.2 million and $0.2 million, respectively, as of December 31, 2025. The federal and New Jersey research credit carryforwards will begin to expire in 2045 and 2032, respectively, unless previously utilized. The California research and development (“R&D”) credit will carry forward indefinitely. The decrease in the valuation allowance is $77.3 million and the increase in valuation allowance is $49.8 million for the years ended December 31, 2025 and 2024, respectively.

Pursuant to Section 382 and 383 of the Internal Revenue Code (“IRC”), utilization of the Company’s NOL carryforwards and R&D credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of NOL carryforwards and R&D credits prior to utilization. The Company has completed an IRC section 382 analysis through December 31, 2024 and has identified ownership changes occurred on August 26, 2021 and February 28, 2017. These ownership changes will impose annual limits on the amounts of NOLs and R&D credits available at the ownership change dates, however assuming the Company does not experience future ownership changes and there is adequate taxable income to absorb the existing NOLs and R&D credits, none of these existing tax attributes are projected to expire before utilization. Future ownership changes occurring subsequent to December 31, 2024 may cause NOL and R&D credit carryforwards to expire unused and, if so, such tax attributes will be removed from the deferred tax asset table above.

On July 4, 2025, the U.S. President signed into law H.R.1, the legislation commonly known as the One Big Beautiful Bill Act (OBBBA). This legislation extended, modified, or made permanent many of the tax provisions which were initially enacted as part of the Tax Cuts and Jobs Act (TCJA) of 2017. The OBBBA contains a number of tax provisions including, but not limited to, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest, bonus depreciation modifications, as well as international tax provision modifications. These tax provisions apply to either tax years beginning after December 31, 2024 or December 31, 2025. The Company has reflected the effect of OBBBA within the provision for income taxes and the deferred taxes as of December 31, 2025.

Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustment may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination by tax authorities.

The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Balance at the beginning of year	$5,371	$4,597
Increase related to prior year positions	—	71
Increase related to current year positions	290	703
Other decrease related to impact of FYARRO divestiture	(5,454)
Balance at the end of year	$207	$5,371

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

The Company had no accrued interest and no penalties related to income tax matters in the Company’s balance sheet as of December 31, 2025 and has not recognized interest or penalties in the Company’s statement of operations and loss for the year ended December 31, 2025. Further, the Company is not currently under examination by any federal, state or local tax authority.

13. Commitments and Contingencies

Litigation

From time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. As of December 31, 2025, the Company was not a party to any material legal proceedings and is not aware of any other proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

Purchase Commitments

The Company has ongoing contracts with vendors for clinical trials and contract manufacturing. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of $8.6 million and $3.6 million for expenditures incurred by clinical, research and development, and contract manufacturing vendors as of December 31, 2025 and 2024, respectively.

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

For the year ended December 31, 2025, the Company did not incur expense related to the Mirati collaboration. For the year ended December 31, 2024, the Company incurred $1.1 million in expenses related to the Mirati collaboration.

WuXi Biologics License Agreement

On December 19, 2024, the Company entered into an Intellectual Property License Agreement (the “License Agreement”) with WuXi Biologics (Shanghai FX) Co., Ltd. (“WuXi Biologics”) for exclusive rights to certain patents and know-how pertaining to WuXi Biologics’ preclinical antibody drug conjugate programs leveraging Hangzhou DAC Biotechnology Co., Ltd.’s (“Hangzhou DAC”) linker-payload technology targeting each of the ADC Therapies. Under the License Agreement, the Company paid WuXi Biologics a non-refundable, partial upfront payment of $6.0 million on December 20, 2024. An additional non-refundable, upfront payment of $38.0 million was due within one-hundred twenty (120) days after the effective date of the License Agreement for the rights and licenses granted to the Company by WuXi Biologics and was paid on April 16, 2025. During the year ended December 31, 2025, the Company recognized $5.0 million of development milestone-related expense.

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

14. Restructuring

On August 21, 2024, the Company announced a restructuring plan to reduce the Company’s workforce by approximately 32% in response to the Company's announcement on August 20, 2024 that it planned to halt the registration-intended PRECISION1 trial of nab-sirolimus in patients with solid tumors harboring TSC1 or TSC2 inactivating alterations. The Company recorded a total restructuring charge of $2.6 million, which consists of one-time termination benefits such as severance costs and related benefits. For the year ended December 31, 2025, the Company made cash payments related to the restructuring of $1.3 million. As of December 31, 2025, the $0.2 million of one-time termination benefits remain payable and are recorded within the accrued liabilities and other liabilities line items on the Company's balance sheet. Restructuring payments commenced in September 2024 and will extend through March 2026.

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

Significant segment expenses which are regularly reported to the CODM for purposes of making decisions regarding the allocation of resources are included within the table below and are reconciled to net loss (in thousands):

	Year Ended December 31,
	2025	2024
Total Revenue	$7,145	$25,983
Less:
ADC assets - research and development expenses	59,092	6,000
ADC assets - contract manufacturing expenses	26,703	—
FYARRO - research and development expenses	5,168	34,338
FYARRO - contract manufacturing expenses	—	10,692
FYARRO - commercial and marketing expenses	294	2,130
Finance and accounting expenses (1)	9,349	11,758
Legal expenses	5,815	7,437
Other segment items (2)	(78,680)	17,319
Net loss	$(20,596)	$(63,691)

(1)
Finance and accounting expenses primarily include shared-based compensation, insurance, salaries and wages, and other outside consulting services.
(2)
Other segment items primarily include other SGA departmental expenses, cost of sales, interest expense, other income, foreign exchange loss, and gain on sale of business.

16. Divestiture of FYARRO

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

The Company recorded a net gain on the sale of the divestiture of $87.3 million at the closing of the FYARRO Divestiture which has been recorded on the unaudited statement of operations and comprehensive (loss) income. The $87.3 million gain represents the aggregate consideration of $102.4 million, less the assets and liabilities transferred, which are listed below (in thousands):

March 25, 2025
Assets
Current assets:
Cash and cash equivalents	$(1,000)
Accounts receivable, net	(6,903)
Inventory	(5,141)
Prepaid expenses and other current assets	(866)
Total current assets	(13,910)
Property and equipment, net	(6,836)
Operating lease right-of-use assets	(707)
Other assets	(64)
Total assets	$(21,517)
Current liabilities:
Accounts payable	$(852)
Accrued liabilities	(4,844)
Operating lease liabilities, current portion	(201)
Total current liabilities	(5,897)
Operating lease liabilities, net of current portion	(536)
Total liabilities	(6,433)
Net assets disposed of	$(15,084)

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

In connection with the preparation of this Annual Report for the year ended December 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and President, and Chief Financial Officer has concluded based upon the evaluation described above that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for us. Internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Under the supervision of and with the participation of our principal executive and financial officer, our management conducted an evaluation of the effectiveness, as of December 31, 2025, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The other information required by this item is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders (the “Definitive Proxy Statement”).

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The financial statements required by this item are submitted in a separate section beginning on page 130 of this Annual Report.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on March 18, 2025).

4.1	Description of Registrant's Capital Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38560) filed with the SEC on March 28, 2025).

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38560) filed with the SEC on September 22, 2022).

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on December 20, 2024).

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

10.5#

Whitehawk Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-38560) filed with the SEC on March 28, 2025).

10.6#

Form of Stock Option Agreement under the Whitehawk Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-38560) filed with the SEC on March 28, 2025).

10.7#

Whitehawk Therapeutics, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-38560) filed with the SEC on March 28, 2025).

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

10.13

Amendment No. 1 to Sales Agreement by and between the Company and TD Securities (USA) LLC (as successor to Cowen and Company, LLC) dated April 25, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38560) filed with the SEC on May 8, 2025).

10.14#

Form of Restricted Stock Unit Award Agreement under the Whitehawk Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-38560) filed with the SEC on March 28, 2025).

10.15#

Executive Employment Agreement, dated September 29, 2023, by and between David J. Lennon and Aadi Bioscience, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K with the SEC on October 2, 2023).

10.16#

Whitehawk Therapeutics, Inc. 2023 Inducement Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-38560) filed with the SEC on March 28, 2025).

10.17#

Form of Whitehawk Therapeutics, Inc. 2023 Inducement Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-38560) filed with the SEC on March 28, 2025).

10.18*#	Amended and Restated Outside Director Compensation Plan.

10.19#

Executive Employment Agreement, dated July 22, 2022, by and between Bryan E. Ball and Aadi Bioscience, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38560) filed with the SEC on August 7, 2024).

10.20#

Form of Retention Bonus Letters with executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on September 19, 2024).

10.21#

Transition Agreement and Release by and between Neil Desai and Aadi Bioscience, Inc., dated October 16, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38560) filed with the SEC on November 6, 2024).

10.22#

Transition Agreement and Release by and between Loretta Itri and Aadi Bioscience, Inc., dated September 16, 2024 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38560) filed with the SEC on November 6, 2024).

10.23

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

10.25

Registration Rights Agreement, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on March 4, 2025).

10.26+

Intellectual Property License Agreement between Aadi Bioscience, Inc. and WuXi Biologics (Shanghai FX) Co., Ltd., dated December 19, 2024 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 001-38560) filed with the SEC on March 28, 2025).

10.27

Amendment #1 to Intellectual Property License Agreement, dated April 7, 2025, between the Registrant and WuXi Biologics (Shanghai FX) Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38560) filed with the SEC on May 8, 2025).

10.28#

Executive Employment Agreement, dated February 18, 2025, by and between David Dornan, PhD and Aadi Bioscience, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-38560) filed with the SEC on March 28, 2025).

10.29*#	Executive Employment Agreement, dated October 30, 2025, by and between Margaret Dugan, M.D. and Whitehawk Therapeutics, Inc.

19.1

Whitehawk Therapeutics, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38560) filed with the SEC on March 28, 2025).

21.1	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38560) filed with the SEC on March 28, 2025).

23.1*	Consent of BDO USA, P.C.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Aadi Bioscience, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38560) filed with the SEC on March 13, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page formatted as Inline XBRL and contained in Exhibits 101

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

WHITEHAWK THERAPEUTICS, INC.

Date: March 12, 2026	By:	/s/ David J. Lennon
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

Name	Title	Date

/s/ David J. Lennon	Chief Executive Officer and President and Director (Principal Executive Officer)	March 12, 2026
David J. Lennon, Ph.D.

/s/ Scott Giacobello	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2026
Scott Giacobello

/s/ Caley Castelein	Chairman	March 12, 2026
Caley Castelein, M.D.

/s/ Behzad Aghazadeh	Director	March 12, 2026
Behzad Aghazadeh, Ph.D.

/s/ Anupam Dalal	Director	March 12, 2026
Anupam Dalal, M.D.

/s/ Neil Desai	Director	March 12, 2026
Neil Desai, Ph.D.

/s/ Mohammad Hirmand	Director	March 12, 2026
Mohammad Hirmand, M.D.

/s/ Richard Maroun	Director	March 12, 2026
Richard Maroun, J.D.

/s/ Emma Reeve	Director	March 12, 2026
Emma Reeve

/s/ Baiteng Zhao, Ph.D.	Director	March 12, 2026
Baiteng Zhao, Ph.D.