Form 10-Q
period 2026-03-31
Whitehawk Therapeutics, Inc.
filed 2026-05-07
CIK 1422142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, the registrant had 49,452,463 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITEHAWK THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except share data and par value)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$34,790	$37,568
Short-term investments	88,253	108,129
Prepaid expenses and other current assets	2,505	3,316
Total current assets	125,548	149,013
Property and equipment, net	2	3
Other assets	1,681	1,814
Total assets	$127,231	$150,830

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,745	$917
Accrued liabilities	9,311	13,602
Total current liabilities	11,056	14,519
Total liabilities	11,056	14,519
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 47,196,564 and 47,145,719 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	4	4
Additional paid-in capital	491,630	489,437
Accumulated other comprehensive (loss) income	(15)	120
Accumulated deficit	(375,444)	(353,250)
Total stockholders’ equity	116,175	136,311
Total liabilities and stockholders’ equity	$127,231	$150,830

The accompanying notes are an integral part of these condensed financial statements.

WHITEHAWK THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share data and earnings per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Product sales, net	$—	$7,145
Total revenue	—	7,145
Operating expenses
Selling, general and administrative	6,290	12,815
Research and development	17,232	8,788
Cost of goods sold	—	760
Total operating expenses	23,522	22,363
Loss from operations	(23,522)	(15,218)
Other income (expense)
Gain on sale of business	—	87,443
Interest income	1,328	791
Total other income (expense), net	1,328	88,234
Loss (income) before income tax expense	(22,194)	73,016
Income tax expense (benefit)	—	—
Net (loss) income	$(22,194)	$73,016
Other comprehensive loss:
Unrealized loss on investments, net of tax	(135)	(15)
Comprehensive (loss) income	(22,329)	73,001
Net (loss) income per share:
Basic	$(0.32)	$1.84
Diluted	$(0.32)	$1.83
Weighted average shares outstanding:
Basic	69,236,945	39,640,826
Diluted	69,236,945	39,932,539

The accompanying notes are an integral part of these condensed financial statements.

WHITEHAWK THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, including share amounts)

(Unaudited)

	For the Three Months Ended March 31, 2026
	Stockholders' Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2025	47,145	$4	$489,437	$120	$(353,250)	$136,311
Share-based compensation expense	—	—	2,193	—	—	2,193
Issuance of common stock in conjunction with vesting of restricted stock units	51	—		—	—	—
Unrealized loss on investments, net of tax	—	—	—	(135)	—	(135)
Net loss	—	—	—	—	(22,194)	(22,194)
Balance at March 31, 2026	47,196	$4	$491,630	$(15)	$(375,444)	$116,175

	For the Three Months Ended March 31, 2025
	Stockholders' Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance at December 31, 2024	24,681	$2	$385,114	$16	$(332,654)	$52,478
Share-based compensation expense	—	—	1,680	—	—	1,680
Issuance of common stock upon exercise of warrants	426	—	—	—	—	—
Issuance of common stock upon exercise of stock options	22	—	21	—	—	21
Issuance of common stock in conjunction with vesting of restricted stock units	63	—	—	—	—	—
Private placement, net of transaction costs	21,592	2	94,546	—	—	94,548
Unrealized loss on investments, net of tax	—	—	—	(15)	—	(15)
Net income	—	—	—	—	73,016	73,016
Balance at March 31, 2025	46,784	$4	$481,361	$1	$(259,638)	$221,728

The accompanying notes are an integral part of these condensed financial statements.

WHITEHAWK THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(22,194)	$73,016
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	2,193	1,680
Gain on sale of business	—	(87,443)
Discount amortization on short-term investments	(347)	19
Non-cash lease expense	—	74
Depreciation expense	1	57
Changes in operating assets and liabilities:
Accounts receivable	—	(1,000)
Inventory	—	170
Prepaid expenses and other current assets	1,470	765
Other non-current assets	163	114
Operating lease liabilities	—	(89)
Accounts payable and accrued liabilities	(3,494)	975
Other liabilities	—	(202)
Net cash used in operating activities	(22,208)	(11,864)
Cash flows from investing activities:
Proceeds from sale of business, net cash, cash equivalents, and restricted cash	—	101,356
Purchases of property and equipment	—	(551)
Purchase of short-term investments	(19,186)	—
Maturity of short-term investments	38,616	14,693
Net cash provided by investing activities	19,430	115,498
Cash flows from financing activities:
Proceeds from sale of common stock and prefunded warrants in PIPE financing	—	100,002
Issuance of common stock upon exercise of stock options	—	21
Payment of PIPE financing related transaction costs	—	(4,822)
Net cash provided by financing activities	—	95,201
Net (decrease) increase in cash and cash equivalents	(2,778)	198,835
Cash, cash equivalents and restricted cash, beginning of period	37,568	28,734
Cash and cash equivalents, end of period	$34,790	$227,569

Supplemental disclosure of cash flow information:
Costs incurred in connection with Private Placement included in accounts payable	$—	$632
Deferred transaction costs included in accounts payable and accrued liabilities	$30	$167

The accompanying notes are an integral part of these condensed financial statements.

WHITEHAWK THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Organization and Operations

Whitehawk Therapeutics, Inc. (the "Company") is a clinical-stage oncology therapeutics company applying advanced technologies to established tumor biology that are intended to efficiently deliver improved cancer treatments. The Company has deep experience in chemistry, formulation, and drug delivery, as well as research, clinical, and commercial pharmaceutical development, and taking product candidates from the clinic to approval, launch, and commercialization.

Current ADC Business

On December 19, 2024, the Company entered into an intellectual property license agreement (the “WuXi License Agreement”) with WuXi Biologics (Shanghai FX) Co., Ltd. (“WuXi Biologics”) for the development and global commercialization of a portfolio of three next generation antibody drug conjugates (“ADCs”) targeting clinically validated, broadly overexpressed tumor antigens in high potential cancer indications with significant unmet need. Refer to Note 7 for further information on the WuXi Biologics License Agreement and its terms.

Legacy FYARRO Business

For the periods presented and through the FYARRO Divestiture (as defined below), the Company's lead drug product was FYARRO® (sirolimus protein-bound particles for injectable suspension (albumin-bound); nab-sirolimus). The Company exclusively licensed FYARRO, previously called ABI-009, nab-sirolimus, from Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol-Myers Squibb Company (“BMS”). The Company refers to the development, production and commercial sale of FYARRO herein as the “FYARRO Business”. On February 22, 2022, the Company launched FYARRO in the United States for treatment of advanced malignant perivascular epithelioid cell tumor ("PEComa").

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

Company Name Change

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

The Company has experienced net losses since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $375.4 million as of March 31, 2026, and net loss of $22.2 million and net income of $73.0 million for the three months ended March 31, 2026 and 2025, respectively. The net income recorded for the three months ended March 31, 2025 is primarily attributable to the gain on sale related to the FYARRO Divestiture. Prior to the FYARRO Divestiture, the Company's operating losses were funded primarily from outside sources of invested capital through the issuance of convertible promissory notes, grant funding, the sale of securities, and proceeds from license agreements.

The Company had cash, cash equivalents and short-term investments of $123.0 million at March 31, 2026. Management believes the Company’s cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the issuance of these financial statements. If the Company is unable to achieve and maintain profitability, it will need additional financing to support its continuing operations and pursue its strategic objectives. Additional financing may be achieved through a combination of equity offerings and debt financing. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.

On March 17, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen as its sales agent for an at-the-marketing-offering. Any sales under the Sales Agreement may result in dilution to existing shareholders. As of March 31, 2026, no shares of common stock had been sold under this Sales Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements, and the related disclosures, have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and U.S. Securities and Exchange Commission ("SEC") regulations and, in the opinion of management include all adjustments necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows for each period presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The Company’s condensed financial statements are stated in U.S. dollars.

The financial statements noted above reflect the financial position and results of operations of the Company. The comparative period is consolidated and includes the results of operations of the Company and Aadi Subsidiary, prior to its sale on March 25, 2025. The transaction did not meet the criteria for discontinued operations under ASC 205-20, and therefore no reclassification has been made to prior period statements.

The condensed balance sheet as of March 31, 2026 and December 31, 2025 excludes the assets and liabilities of Aadi Subsidiary, which were divested as of the sale date. See Note 14 for additional information.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended

December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026.

Risks and Uncertainties

Following the FYARRO Divestiture, the Company is a clinical-stage biopharmaceutical company with a limited operating history and two clinical and one preclinical stage product candidates in development. The Company's ability to generate revenue and achieve profitability depends significantly on the ability to achieve several objectives relating to the discovery, development and commercialization of the Company's portfolio of three next generation antibody drug conjugates (the "ADC Therapies") and any other product candidates that may be developed in the future.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on short-term investments. Comprehensive (loss) income has been reflected in the condensed statements of operations and comprehensive (loss) income for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s condensed financial statements and accompanying notes. In the opinion of management, all adjustments that are considered necessary for fair presentation have been included. The most significant estimates in the Company’s condensed financial statements relate to share-based compensation expense and accrued research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

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

Customer Concentration

The Company did not have customer revenue for the three months ended March 31, 2026. For the three months ended March 31, 2025, two customers represented 37% and 60% of the Company’s revenue.

The Company did not have accounts receivable as of March 31, 2026 and December 31, 2025.

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

Property and Equipment, Net

Property and equipment, consisting of computers and software and furniture and fixtures are stated at cost, less accumulated depreciation. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Such costs are periodically reviewed for recoverability when impairment indicators are present.

Details of property and equipment are presented as follows (in thousands):

	March 31, 2026	December 31, 2025
Computers and Software	$341	$341
Furniture and fixtures	36	36
Total	$377	$377
Accumulated depreciation	(375)	(374)
Property and equipment, net	$2	$3

Depreciation expense on property and equipment amounted to $1.0 thousand and $57.0 thousand for the three months ended March 31, 2026 and 2025, respectively.

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

Commitments and Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable that a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of March 31, 2026 and December 31, 2025.

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

Revenue and allowances described above were recorded through the FYARRO Divestiture date of March 25, 2025. The total amount deducted from gross product sales for the allowances described above for the three months ended March 31, 2026 and 2025 was $0 and $2.1 million, respectively.

The following table sets forth the changes in the accrued revenue allowances (in thousands):

Three Months Ended March 31, 2025
Balance at beginning of period	$1,411
Provision for current period sales	2,085
Payments	(1,686)
Allowances transferred in sale of Aadi Subsidiary, Inc.	(1,810)
Balance at end of period	$—

Cost of Goods Sold

Cost of goods sold consist primarily of royalties paid to BMS, costs incurred on sales of FYARRO and costs to manufacture and prepare the product for sales subsequent to the FDA approval in November 2021. Cost of goods sold were recorded through the FYARRO Divestiture date of March 25, 2025.

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

In-Process Research and Development (IPR&D)

Acquired in-process research and development expenses are recorded when incurred and reflect costs of externally-developed in-process research and development (“IPR&D”) projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use, including upfront and pre-commercialization milestone payments related to various collaborations and the costs of rights to IPR&D projects. Refer to Note 7 for further information on the ADC license agreement and its terms.

The Company recorded $5.3 million in IPR&D for development milestone-related expense for the three months ended March 31, 2026. The Company had no IPR&D expense for the three months ended March 31, 2025.

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

Other Income

During the three months ended March 31, 2026, other income includes interest income earned on cash, cash equivalents and short-term investments. During the three months ended March 31, 2025, other income includes interest income earned on cash, cash equivalents, and short-term investments and the gain on sale of a business.

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

When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. The Company recognizes interest and penalties related to uncertain tax positions, if any exist, in income tax expense (benefit).

Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Basic and diluted weighted average shares of common stock outstanding for the three months ended March 31, 2026 and 2025, includes the weighted average effect of 20,076,500 and 2,000,037 Pre-Funded Warrants, which were issued in March 2025 and September 2022, respectively, for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.0001 per share. See Note 8 for more information on the Pre-Funded Warrants.

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive.

The Company incurred net losses for the three months ended March 31, 2026 and therefore did not include potentially dilutive common stock equivalents in the computation of diluted net loss per share. For the three months ended March 31, 2025, options to purchase common stock totaling 3,435,449 shares, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

The computations for basic and diluted EPS were as follows (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2026	2025
Net (loss) income for basic and diluted EPS	$(22,194)	$73,016

Weighted-average shares for basic EPS	69,236,945	39,640,826
Effect of dilutive stock options	—	192,692
Effect of dilutive restricted stock units	—	99,021
Weighted-average shares for diluted EPS	69,236,945	39,932,539

Net income (loss) per share:
Basic EPS	$(0.32)	$1.84
Diluted EPS	$(0.32)	$1.83

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure of the nature of expenses included in the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on the financial statements and related disclosures.

On December 08, 2025, the FASB issued Accounting Standards Update ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which primarily amends FASB Accounting Standards Codification 270, Interim Reporting, clarifying the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements. The amendments in ASU 2025-11 apply to all entities that provide interim financial statements and notes in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Early adoption is permitted. The Company is evaluating the impact of ASU 2025-11 on the financial statements and related disclosures.

3. Fair Value Measurement

The following table sets forth the recurring fair value of the Company’s financial assets and liabilities, allocated into the Level 1, Level 2 and Level 3 hierarchy that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$34,540	$—	$—	$34,540
U.S. government treasury bills (2)	39,245	—	—	39,245
Commercial paper		12,366		12,366
Corporate bonds	—	36,642	—	36,642
Total financial assets	$73,785	$49,008	$—	$122,793

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$37,318	$—	$—	$37,318
U.S. government treasury bills	43,881	—	—	43,881
Commercial paper	—	16,262	—	16,262
Corporate bonds	—	47,986	—	47,986
Total financial assets	$81,199	$64,248	$—	$145,447

(1)
Included in cash and cash equivalents in the accompanying condensed balance sheets.
(2)
Includes investments classified as cash and cash equivalents in the accompanying balance sheets.

4. Short-Term Investments and Cash Equivalents

The following table summarizes the Company's short-term investments (in thousands):

		As of March 31, 2026
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$34,540	$—	$—	$34,540
U.S. government treasury bills	Less than 1	39,258	2	(15)	39,245
Commercial paper	Less than 1	12,363	3	—	12,366
Corporate bonds	Less than 1	32,609	13	(7)	32,615
Corporate bonds	More than 1 less than 2	4,038	—	(11)	4,027
Total		$122,808	$18	$(33)	$122,793

		As of December 31, 2025
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$37,318	$—	$—	$37,318
U.S. government treasury bills	Less than 1	43,857	24	—	43,881
Commercial paper	Less than 1	16,239	23	—	16,262
Corporate bonds	Less than 1	44,907	66		44,973
Corporate bonds	More than 1 less than 2	3,006	7	—	3,013
Total		$145,327	$120	$—	$145,447

As of March 31, 2026, the available-for-sale debt securities are of high credit quality, and there were no unrealized losses recognized as of March 31, 2026 and December 31, 2025. No allowance for credit losses was recognized as of March 31, 2026 or December 31, 2025.

As of March 31, 2026 and December 31, 2025 corporate bonds had contractual maturities of greater than one year and less than two years. All other marketable securities had contractual maturities of less than one year.

5. Accrued Liabilities

Details of accrued liabilities are presented as follows (in thousands):

	March 31, 2026	December 31, 2025
Accrued professional fees	$1,694	$968
Accrued salaries and payroll	759	602
Accrued restructuring charges	—	192
Accrued bonus	778	3,160
Accrued contract manufacturing	1,639	3,935
Accrued clinical	—	12
Accrued research and development	4,335	4,627
Accrued other	106	106
Total accrued liabilities	$9,311	$13,602

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

In April 2022, the Company entered into a lease agreement for office space in Morristown, New Jersey (the “Morristown Lease”). The Morristown Lease has a term of seventy-three months, unless terminated sooner, and includes rent abatement for the first three months and the forty-seventh and forty-eighth calendar months after lease commencement. Included in the Morristown Lease are fixed rent escalations of approximately 2% on each anniversary year of the lease term. In connection with the FYARRO Divestiture, KAKEN assumed the Morristown Lease. The Company entered into a short-term sublease with KAKEN and is currently in the process of extending the sublease arrangement upon the sublandlord's and landlord's consent. The Company has elected the short-term lease exemption under ASC 842. As such, this lease is not recorded on the balance sheet. Lease payments made are recognized on a straight-line basis over the lease term in the income statement.

Rent expense for the three months ended March 31, 2026 and 2025 is presented on the following table (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease rent expense	$11	$74

Cash paid for leases and included in operating cash flows for the three months ended March 31, 2026 and 2025 is presented on the following table (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid included in operating cash flows	$—	$99

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

Under the terms of the BMS License Agreement, BMS is entitled to receive royalties on net sales from licensed products under the agreement and any sublicense fees. During the three months ended March 31, 2026 and 2025, royalties on net product sales were $0 and $0.5 million, respectively. No payments related to sublicense fees were paid during the three months ended March 31, 2026 and 2025.

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

8. Stockholders’ Equity

Preferred Stock

As of March 31, 2026 and December 31, 2025, under the Company’s certificate of incorporation, as amended and restated, the Company has 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital with no shares outstanding.

Common Stock and Pre-Funded Warrants

As of March 31, 2026 and December 31, 2025, the Company had 300,000,000 shares of authorized common stock, par value of $0.0001 per share, under the Company's certificate of incorporation, as amended and restated. As of March 31, 2026 and December 31, 2025, the shares of common stock outstanding were 47,196,564 and 47,145,719, respectively.

In March 2022, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company LLC (“Cowen”), with respect to an “at the market offering” program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $75.0 million through Cowen as its sales agent. The Company will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of March 31, 2026, no shares of common stock had been sold pursuant to the Sales Agreement.

On September 22, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for a private investment in public equity financing (the “2022 PIPE Financing”) with certain investors (the “2022 PIPE Investors”) for the sale by the Company of (i) 3,373,526 shares of the Company’s common stock for a price of $12.50 per share and (ii) pre-funded warrants (the "2022 Pre-Funded Warrants") to purchase an aggregate of 2,426,493 shares of the Company's common stock at a purchase price of $12.4999 per 2022 Pre-Funded Warrant. The 2022 PIPE Financing closed on September 26, 2022. Aggregate net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the securities, were $72.2 million. As of March 31, 2026, 2,000,037 of the 2022 Pre-Funded Warrants are still outstanding.

On December 19, 2024, the Company entered into the Subscription Agreement for a private investment in public equity financing (the "2024 PIPE Financing") with certain investors (the "2024 PIPE Investors"), pursuant to which the Company agreed to sell to the 2024 PIPE Investors (i) 21,592,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $2.40 per share, and (ii) pre-funded warrants to purchase an aggregate of 20,076,500 shares of the Company's common stock (the "2024 Pre-Funded Warrants" and together with the 2022 Pre-Funded Warrants, the "Pre-Funded Warrants"), at a purchase price of $2.3999 per 2024 Pre-Funded Warrant, for aggregate net proceeds of $94.4 million, after deducting certain expenses incurred of $5.6 million related to the issuance of shares. The 2024 PIPE Financing was conditioned upon the Company's shareholders approving the 2024 PIPE Financing and closed on March 4, 2025 after such approval was obtained. As of March 31, 2026, all 20,076,500 of the 2024 Pre-Funded Warrants are outstanding.

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

From the adoption of the 2021 Plan until February 28, 2025, the number of shares available for issuance under the 2021 Plan included an annual increase, or the evergreen feature, on the first day of each of the Company’s fiscal years, beginning with the Company’s fiscal year 2022, equal to the least of:

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

As of March 31, 2026, 130,052, 15,036, 9,997,994, and 490,000 shares were outstanding under the Private Aadi Plan, 2017 Plan, 2021 Plan, and 2023 Inducement Plan, respectively.

The following table summarizes the stock option activity during the three months ended March 31, 2026:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	8,120,654	$6.31	8.19	$2,642
Granted	145,000	3.18
Exercised	—	0.00
Cancelled/Forfeited	(21,183)	2.94
Outstanding as of March 31, 2026	8,244,471	$6.27	7.96	$8,069
Options exercisable as of March 31, 2026	3,653,884	$11.18	6.73	$1,716
Vested and expected to vest as of March 31, 2026	8,244,471	$6.27	7.96	$8,069

As of March 31, 2026, there was $6.7 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.31 years.

The total intrinsic value of the options exercised during the three months ended March 31, 2026, and 2025, was $0 and $43,000, respectively.

As of March 31, 2026, and December 31, 2025, 4,877,288 and 2,520,585 shares were reserved for future awards under the 2021 Plan, respectively. As of March 31, 2026 and December 31, 2025, 110,000 shares were reserved for future awards under the 2023 Inducement Plan.

Restricted Stock Units

Restricted stock consists of restricted stock unit awards ("RSUs") which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. Employee grants vest over one to four years. Forfeitures of RSUs are recognized as they occur. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.

Activity with respect to the Company’s restricted stock units during the three months ended March 31, 2026 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2025	2,452,690	$1.73
Granted	—	—
Vested/Issued	(50,845)	1.92
Forfeited	(13,234)	1.74
Nonvested shares at March 31, 2026	2,388,611	$1.72

As of March 31, 2026, there was $0.3 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 1.16 years.

Compensation Expense Summary

The Company recognized the following compensation cost related to employee and non-employee share-based compensation activity for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative	$1,459	$983
Research and development	734	697
Total	$2,193	$1,680

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for share-based option awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Forfeitures are recognized and accounted for as they occur.

The calculation was based on the following assumptions:

	Three Months Ended March 31,
	2026	2025
Weighted average grant date fair value (per share)	$2.29	$1.76
Risk-free interest rate	3.72% - 3.94%	4.02% - 4.02%
Expected volatility	81.73% - 82.12%	89.48% - 89.48%
Expected term (in years)	6.04 - 6.05	6.10 - 6.10
Expected dividend yield	—	—

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

10. Employee Stock Purchase Plan

On August 17, 2021, a special meeting of the Company’s stockholders was held to approve the Reverse Merger and related matters, at which the Company's stockholders considered and approved the Company’s 2021 ESPP which permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month offering periods to purchase the Company's common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company's common stock on the first day of trading of the offering period or on the applicable purchase date. Upon approval of the 2021 ESPP by the stockholders, Aerpio’s Amended and Restated 2017 Employee Stock Purchase Plan terminated. An aggregate of 519,563 shares of common stock was initially reserved for issuance under the 2021 ESPP. The number of shares of common stock available for issuance under the 2021 ESPP is automatically increased on the first day of each fiscal year beginning with the 2022 fiscal year in an amount equal to the least of:

•
310,617 shares of common stock;
•
one percent (1%) of the outstanding shares of all classes of common stock on the last day of the immediately preceding fiscal year; or
•
an amount to be determined by the board of directors or its designated committee no later than the last day of the immediately preceding fiscal year.

Under this mechanism, a total of 310,617 and 246,807 shares of common stock were added to the 2021 ESPP on January 1, 2026 and 2025, respectively. Shares of common stock issuable under the 2021 ESPP will be authorized, but unissued, or reacquired shares of common stock. If the Company’s capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the 2021 ESPP will be appropriately adjusted. The Company opened enrollment into the 2021 ESPP in May 2022.

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

The calculation was based on the following assumptions:

	Three Months Ended March 31,
	2026	2025
Strike price (per share)	$1.82	$2.11
Risk-free interest rate	3.80%	4.44%
Expected volatility	80.01%	55.26%
Expected term (in years)	0.5	0.5
Expected dividend yield	—	—

As of March 31, 2026, and December 31, 2025, 1,334,473 and 1,023,856 shares of common stock were available for issuance under the 2021 ESPP, respectively. The Company had an outstanding liability of $66.0 thousand and $24.0 thousand as of March 31, 2026, and December 31, 2025, respectively, which will be recognized over six months. No shares were issued under the 2021 ESPP during the three months ended March 31, 2026 and 2025.

11. Income Taxes

The Company recorded no income tax expense for the three months ended March 31, 2026 and 2025, respectively. The Company continues to maintain a full valuation allowance.

12. Commitments and Contingencies

Litigation

From time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company has no ongoing legal proceedings or claims where a liability has been recorded as of March 31, 2026 and December 31, 2025.

Purchase Commitments

The Company has ongoing contracts with vendors for clinical trials, research and development, and contract manufacturing. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of $6.0 million and $8.6 million for expenditures incurred by clinical, research and development, and contract manufacturing vendors as of March 31, 2026, and December 31, 2025, respectively.

13. Restructuring

On August 21, 2024, the Company announced a restructuring plan to reduce the Company’s workforce by approximately 32% in response to the Company's announcement on August 20, 2024 that it planned to halt the registration-intended PRECISION1 trial of nab-sirolimus in patients with solid tumors harboring TSC1 or TSC2 inactivating alterations. The Company recorded a total restructuring charge of $2.6 million, which consisted of one-time termination benefits such as severance costs and related benefits. As of March 31, 2026, no one-time termination benefits remain payable. As of December 31, 2025, $0.2 million of one-time termination benefits remained payable and were recorded within the accrued liabilities and other liabilities line items on the Company's condensed balance sheet. The Company paid $0.2 million of the liability during the three months ended March 31, 2026 and $0.4 million during the three months ended March 31, 2025. There were no restructuring charges for the three months ended March 31, 2026 and 2025. Restructuring payments commenced in September 2024 and were completed in March 2026.

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

The Company recorded a net gain on sale of the FYARRO Divestiture of $87.4 million at the closing thereof, which has been recorded on the unaudited condensed statement of operations and comprehensive (loss) income. The $87.4 million gain represents the aggregate consideration of $102.4 million, less the assets and liabilities transferred, which are listed below (in thousands):

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

Significant segment expenses which are regularly reported to the CODM for purposes of making decisions regarding the allocation of resources are included within the table below and are reconciled to net (loss) income (in thousands):

	Three Months Ended March 31,
	2026	2025
Total Revenue	$—	$7,145
Less:
ADC assets - research and development expenses	12,037	—
ADC assets - contract manufacturing	5,188	3,475
FYARRO - research and development expenses	7	5,313
FYARRO - commercial and marketing expenses	—	294
Finance and accounting expenses (1)	2,078	3,216
Legal expenses	1,052	2,587
Other segment items (2)	1,832	(80,756)
Net (loss) income	$(22,194)	$73,016

(1)
Finance and accounting expenses primarily include shared-based compensation, insurance, salaries and wages, and other outside consulting services.
(2)
Other segment items primarily include other SGA departmental expenses, cost of sales, other income, and gain on sale of business.

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
•
our ability to obtain and maintain regulatory approval for our portfolio of three next generation antibody drug conjugates (the “ADC Therapies”) or any other product candidates we may develop, and any related restrictions, limitations or warnings in the label of an approved product candidate;
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

•
our ability to contract with and rely on third parties to assist in conducting our clinical trials and manufacturing the ADC Therapies and any other product candidates we may develop;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the related notes thereto appearing elsewhere in this Quarterly Report and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including those risks. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. You should read this Quarterly Report completely, including Part II, Item 1A (Risk Factors) of this Quarterly Report and the “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by our forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

References in the following discussion to “we,” “our,” “us,” or “Whitehawk” refer to Whitehawk Therapeutics, Inc.

Throughout this document we refer to FYARRO (nab-sirolimus, sirolimus protein-bound particles for injectable suspension (albumin-bound)) as FYARRO in the context of commercialization for the treatment of advanced malignant perivascular epithelioid cell tumor (PEComa), investigational use, our historical clinical trials, regulatory matters such as orphan drug designation, and our former agreements with Bristol-Myers Squibb Company, all further discussed throughout this document.

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

Legacy FYARRO Business

For the periods presented and through the FYARRO Divestiture (as defined below), our lead drug product was FYARRO® (sirolimus protein-bound particles for injectable suspension (albumin-bound); nab-sirolimus). Nab-sirolimus is a potent inhibitor of the mTOR biological pathway with demonstrated anti-cancer activity in advanced malignant perivascular epithelioid cell tumor (“PEComa”), a rare cancer. We exclusively licensed FYARRO, previously called ABI-009, nab-sirolimus, from Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol-Myers Squibb Company (“BMS”). We refer to the development, production and commercial sale of FYARRO herein as the “FYARRO Business”. On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net product sales of $0 and $7.1 million for the three months ended March 31, 2026 and 2025, respectively. See “Results of Operations” for further discussion of our results.

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

Legacy FYARRO Business Agreements

Former BMS License Agreement. We had exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to ABI-009 (which we refer to as FYARRO) pursuant to an amended and restated license agreement, dated November 15, 2019, as amended August 31, 2021 (the “BMS License Agreement”) with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of BMS. Under the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. Under the terms of this agreement, we recorded royalties on net product sales of $0 and $0.5 million during the three months ended March 31, 2026 and 2025, respectively. No development payments related to milestones were paid during the three months ended March 31, 2026 and 2025 under the agreement. See Note 7 to the financial statements for more information about the BMS License Agreement.

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

Recent Developments

•
HWK-007 Development. In the first quarter of 2026, we initiated our Phase 1 trial for HWK-007 and the trial is now actively recruiting. The clinical trial is initially evaluating activity in lung and ovarian cancers, two PTK7-expressing tumor types with established precedent data, as well as endometrial cancer, one of the highest PTK7-expressing tumor types. We expect data readout in the first half of 2027 from the Phase 1 trial.
•
HWK-016 Development. In the first quarter of 2026, the IND for HWK-016, our MUC16-targeted ADC Therapy, was cleared by the FDA. A Phase 1 trial is now actively recruiting and is initially evaluating activity in two high MUC16-expressing gynecologic cancers, ovarian and endometrial. We expect data readout in the first half of 2027 from the Phase 1 trial.

In April 2026, we presented three posters from a real-world analysis supporting the therapeutic potential of targeting MUC16 with a next-generation ADC for the treatment of ovarian and endometrial cancers at the Society of Gynecologic Oncology (SGO) 2026 Annual Meeting on Women's Cancer. The data showed MUC16 as the highest-expressing ADC target in ovarian cancer, at least two-fold higher than other emerging targets, and showed MUC16 is highly and stably expressed in the most aggressive and most common subtypes of endometrial cancer.

•
Preclinical Data. In April 2026, we presented new preclinical data across our ADC Therapies at the American Association for Cancer Research (AACR) Annual Meeting 2026. The preclinical data showed a consistent preclinical profile for each of the ADC Therapies, characterized by potent tumor regressions, high plasma stability and favorable tolerability in non‑human primates, coupled with low systemic levels of free payload.

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

At this point, the extent to which these global or national events and circumstances may affect our future business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain. We will continue to evaluate the impact that these events could have on our operations, financial position, results of operations and cash flows for the remainder of fiscal year 2026.

Key Trends and Factors Affecting Comparability Between Periods

•
We recorded a net gain on sale of $87.4 million for the FYARRO Divestiture in the first quarter of 2025.
•
Commercial sale of FYARRO was launched on February 22, 2022, for the treatment of patients with advanced malignant PEComa. We recorded net product sales of $0 and $7.1 million for the three months ended March 31, 2026 and 2025, respectively. As a result of the FYARRO Divestiture, we no longer commercialize FYARRO as of March 25, 2025. As the commercial sale of FYARRO constituted our sole source of revenue, we do not expect to generate further revenue for the foreseeable future.
•
We had built a cross-functional commercial team consisting of marketing, market access and commercial operations. Expenses related to our commercialization of FYARRO, including personnel expenses, sales support, and marketing are included in selling, general and administrative expenses for the three months ended March 31, 2025. We expect these expenses to decrease, as compared to prior periods, due to the FYARRO Divestiture which closed on March 25, 2025.
•
We expect to increase our investment in research and development related to the ADC Therapies. We will continue to incur significant research and development and other expenses related to such ongoing operations. Under the License Agreement, we paid non-refundable license fees of $6.0 million and $38.0 million to WuXi Biologics in the fourth quarter of 2024 and the second quarter of 2025, respectively, plus a 6% VAT fee. Additionally, we recognized $5.3 million of development milestone-related expense in the first quarter of 2026.

Liquidity and Capital Resources

As of March 31, 2026, we had $123.0 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2028. We have incurred net losses in each year since inception except for the three months ended March 31, 2025 as we incurred net income due to the sale of a business. As of March 31, 2026, we had an accumulated deficit of $375.4 million. Our net loss was $22.2 million and net income of $73.0 million for the three months ended March 31, 2026 and 2025, respectively. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, costs associated with the Reverse Merger, the 2022 PIPE Financing, the FYARRO Divestiture, 2024 PIPE Financing, and the in-licensing of the ADC Therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials of the ADC Therapies and identifying and designing product candidates and the regulatory approval process for any product candidates we may develop.

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the balance sheets and statements of operations and comprehensive loss presented herein. The following discussion and analysis are based on our financial statements contained in this Quarterly Report, which we have prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such condensed financial statements and the related notes thereto.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and short-term investments. During the three months ended March 31, 2025, other income, net consists of gain on sale of a business, and interest income earned on cash, cash equivalents and short-term investments.

Income Tax Expense

During the three months ended March 31, 2026 and 2025, we recognized no income tax expense on the condensed statements of operations and comprehensive loss. Since our formation in 2011, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations:

The following table presents the results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue
Product sales, net	$—	$7,145
Other revenue	—	—
Total revenue	—	7,145
Operating expenses
Selling, general and administrative	6,290	12,815
Research and development	17,232	8,788
Cost of goods sold	—	760
Total operating expenses	23,522	22,363
Loss from operations	(23,522)	(15,218)
Other income (expense), net	1,328	88,234
Net (loss) income	$(22,194)	$73,016

Comparison of the Three Months Ended March 31, 2026 and 2025

Product Sales, Net

Our product sales, net consist of sales of FYARRO. Product sales, net for the three months ended March 31, 2026 and 2025 were $0 and $7.1 million, respectively. As a result of the FYARRO Divestiture, we no longer sell FYARRO as of March 25, 2025.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025, were $6.3 million and $12.8 million, respectively. The decrease of $6.5 million was primarily driven by a decrease of $4.4 million in consulting and insurance expenses, $1.6 million in legal and other expenses, $0.3 million in commercial and marketing expenses, and $0.2 million in personnel expenses.

Research and Development Expenses

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Personnel expenses	$2,947	$3,800
Consultants	824	383
External clinical development	9,380	2,389
Clinical drug product manufacturing	4,071	2,085
Other expenses	10	131
Total research and development expenses	$17,232	$8,788

Research and development expenses for the three months ended March 31, 2026 and 2025 were $17.2 million and $8.8 million, respectively. The increase of $8.4 million was primarily driven by an increase of $7.0 million in external clinical development which includes $5.3 million of development milestone expenses, $2.0 million in clinical drug product manufacturing and $0.4 million in consulting expenses, offset by a decrease of $1.0 million in personnel and other expenses.

Cost of Goods Sold

Cost of goods sold was $0 and $0.8 million for the three months ended March 31, 2026 and 2025, respectively, primarily reflecting royalties incurred on product sold. The decrease of cost of goods sold was due to the FYARRO Divestiture on March 25, 2025.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2026 and 2025 was $1.3 million and $88.2 million, respectively. The decrease of $86.9 million was primarily driven by a gain on sale of a business related to the FYARRO Divestiture recognized during the three months ended March 31, 2025.

Liquidity and Capital Resources

Overview

As of March 31, 2026 we had $123.0 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into 2028.

We have incurred net losses in each year since inception except for the three months ended March 31, 2025 as we incurred net income due to the sale of a business. As of March 31, 2026, we had an accumulated deficit of $375.4 million. Our net loss was $22.2 million and net income of $73.0 million for the three months ended March 31, 2026 and 2025, respectively. These losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials of the ADC Therapies and identifying and designing product candidates and the regulatory approval process for any product candidates we may develop.

On March 17, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an “at the market offering” pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar value of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of March 31, 2026, no shares of common stock had been sold under the Sales Agreement.

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

On September 22, 2022, we entered into the purchase agreement for the 2022 PIPE Financing with the 2022 PIPE Investors for the sale of 3,373,526 shares of our common stock for a price of $12.50 per share and Pre-Funded Warrants (the "2022 Pre-funded Warrants") to purchase an aggregate of 2,426,493 shares of our common stock, at a purchase price of $12.4999 per 2022 Pre-Funded Warrant. The 2022 Pre-Funded Warrants are exercisable at an exercise price of $0.0001 and will be exercisable until exercised in full. The 2022 PIPE Financing closed on September 26, 2022. Aggregated net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the securities, were $72.2 million. As of March 31, 2026, 2,000,037 of the 2022 Pre-Funded Warrants are still outstanding.

On December 19, 2024, we entered into the Subscription Agreement (the "Subscription Agreement") with certain investors (the "2024 PIPE Investors"), pursuant to which we agreed to sell to the 2024 PIPE Investors (i) 21,592,000 shares of the our common stock, par value $0.0001 per share, at a purchase price of $2.40 per share, and (ii) pre-funded warrants to purchase an aggregate of 20,076,500 shares of our common stock (the "2024 Pre-Funded Warrants" and, together with 2022 Pre-Funded Warrants, the "Pre-Funded Warrants"), at a purchase price of $2.3999 per 2024 Pre-Funded Warrant, for aggregate net proceeds of $94.4 million, after deducting certain expenses incurred of $5.6 million related to the issuance of shares. The 2024 PIPE Financing closed on March 4, 2025. As of March 31, 2026, all 20,076,500 of the 2024 Pre-Funded Warrants are still outstanding.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(22,208)	$(11,864)
Net cash provided by investing activities	19,430	115,498
Net cash provided by financing activities	—	95,201
Net (decrease) increase in cash and cash equivalents	$(2,778)	$198,835

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

For the three months ended March 31, 2026, cash used in operating activities was $22.2 million and resulted from (i) our net loss of $22.2 million, (ii) a $1.9 million net negative impact on cash used due to changes in net operating assets and liabilities, and (iii) $1.9 million of non-cash adjustments, which were primarily related to share based compensation, depreciation, and discount amortization on short-term investments.

For the three months ended March 31, 2025, cash used in operating activities was $11.9 million and resulted from (i) our net income of $73.0 million, (ii) a $0.7 million net positive impact on cash used due to changes in net operating assets and liabilities, and (iii) $85.6 million of non-cash adjustments, which were primarily related to gain on sale of a business, share based compensation, discount amortization on short-term investments, lease expense, and depreciation.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2026 related to maturities of short-term investments of $38.6 million, offset by purchases of short-term investments of $19.2 million.

Cash provided by investing activities for the three months ended March 31, 2025 related to proceeds from the sale of business, maturities of short-term investments of $14.7 million, offset by purchases of fixed assets of $0.6 million.

Financing Activities

Cash provided by (used in) financing activities was $0 for the three months ended March 31, 2026. We did not have any cash-based financing activities during the period; however, non-cash financing activities were recorded in accounts payable and are presented in the supplemental disclosure to the statement of cash flows.

Cash provided by financing activities for the three months ended March 31, 2025 related to $100.0 million of proceeds received in the 2024 PIPE Financing, offset by payment of 2024 PIPE Financing related transaction costs.

Contractual Obligations and Commitments

In April 2022, we entered into a lease for 10,615 square feet of office space in Morristown, New Jersey. The term of the lease is seventy-three months unless terminated sooner. In connection with the FYARRO Divestiture, KAKEN assumed our sublease for the New Jersey office space, but we agreed to co-inhabit the office with KAKEN. We and KAKEN are currently in the process of extending the co-inhabitation arrangement upon the sublandlord's and landlord's consent.

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

Rent expense is being recorded on a straight-line basis. Rent expense related to the New Jersey office space was $11.1 thousand for the three months ended March 31, 2026. Rent expense related to the Palisades and New Jersey office space was $0.1 million for the three months ended March 31, 2025. See Note 6 to the condensed financial statements for additional details.

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

On December 19, 2024, we entered into the License Agreement with WuXi Biologics for exclusive rights to certain patents and know-how pertaining to WuXi Biologics’ preclinical ADC Therapies leveraging Hangzhou DAC linker-payload technology targeting each of MUC16, PTK7 and SEZ6. Under the License Agreement, we paid $6.0 million and $38.0 million to WuXi Biologics in the fourth quarter of 2024 and the second quarter of 2025, respectively, plus a 6% VAT fee, in each case, for the rights and licenses granted to us by WuXi Biologics. Additionally, we paid $5.3 million of development milestone-related expense under the License Agreement in the first quarter of 2026.

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

For a discussion of our critical accounting estimates, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026. There have been no material changes to the critical accounting estimates previously disclosed in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide information under this Item.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For discussion of legal proceedings, see Item 1 of Part I, “Financial Statements - Note 12” in this Quarterly Report.

Item 1A. Risk Factors

Investing in our common stock involves significant risks, some of which are described below. In evaluating our business, investors should carefully consider the following risk factors. These risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem immaterial may also impair our business operations. Please see the "Cautionary Statement Regarding Forward Looking Statements" section of this Quarterly Report for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect our company and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business, including, but not limited to, the following:

•
We are a clinical-stage biopharmaceutical company, have a limited operating history and have two clinical and one preclinical products in development, which may make it difficult for you to evaluate our current business and likelihood of success and viability.
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
•
We contract with qualified third parties for the production of preclinical and clinical product supplies, and expect to continue to do so for supplies needed for all of our anticipated clinical trials. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of product supplies to meet demand or otherwise or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•
We are currently dependent on single-source suppliers for our product candidates and their components, including Hangzhou DAC and WuXi Biologics.

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

Risks Related to Our Business, Financial Condition and Capital Requirements

We are a clinical-stage biopharmaceutical company, have a limited operating history and had a single product approved for commercial sale that we have divested, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

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

We just recently commenced clinical trials with two of our product candidates and one product candidate is in the preclinical stage. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields.

We have incurred significant net losses since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses since our inception, have only generated revenue from product sales for a portion of our operating history (February 2022 through March 2025), and have financed our operations principally through private placements and public offerings of our securities, federal grants and proceeds from licenses. Our net loss was $22.2 million and net income was $73.0 million for the three months ended March 31, 2026 and 2025, respectively. We had an accumulated deficit of $375.4 million as of March 31, 2026, and $353.3 million as of December 31, 2025. These losses have resulted primarily from costs incurred in connection with research and development activities, costs incurred in connection with developing and commercializing FYARRO and general and administrative costs associated with our operations. As a result of our acquisition of the ADC Therapies, we expect to continue to incur significant selling, general and administrative expenses as well as research and development expenses related to our ongoing operations, including, identifying and designing additional product candidates, conducting preclinical studies and clinical trials for our product candidates, and navigating the regulatory approval process for the ADC Therapies and any future product candidates. Although we expect our expenses to decrease overall given the divestiture of FYARRO, including related commercial and clinical expenses, and headcount reductions, the amount of our future expenses and potential losses is uncertain.

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

We in-licensed the ADC Therapies, which are focused on new targets and indications that are different from the targets and indications for FYARRO. Transitioning to a new product candidate pipeline has many risks, including the ability to obtain sufficient capital to cover expenses to fund operations. These risks may be further exacerbated by the FYARRO Divestiture, as FYARRO has historically been our only source of revenue. The ADC Therapies represent a new pipeline with new targets and indications from historical current clinical pipeline and FYARRO. As a result, we have competitors that are better established in the market, have greater experience with such line of business or have greater resources than we do. Furthermore, certain of our current employees may have limited experience with discovery, research and development, preclinical studies and clinical trials relating to ADC Therapies and may have limited experience with respect to other programs we may explore as we seek to expand our pipeline. We may also be required to incur additional costs, including hiring additional personnel or equipment or engaging with new service providers. We may also have issues with the transfer of materials or learnings.

The ADC Therapies have never been tested in humans. They are comprised of antibodies that have never been tested in humans and linker-payloads that are currently in clinical trials run by independent third parties for other indications.

Our product candidates are next-generation ADCs using the same linker-payload designed by Hangzhou DAC and new antibodies designed by WuXi Biologics. Though ADC-based product candidates have been or are currently being evaluated by others in clinical trials using similar targets or the same linker-payload architectures, our product candidates and their antibody components have never been evaluated in human clinical trials. Two of our ADC Therapies, HWK-007 and HWK-016, commenced Phase 1 studies in the first quarter of 2026. If our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates currently use the same linker-payload architecture.

Additionally, if ADCs being developed by other third parties that use the same linker-payload as our product candidates encounter safety or efficacy problems, our product candidates may face challenges from a development, regulatory or commercialization perspective. Lack of efficacy, adverse events, undesirable side effects or other adverse results may emerge in clinical trials conducted by third parties investigating a similar product candidate or product candidates using the same or similar linkers, payloads or antibodies. Those adverse results can adversely affect the development, approval and commercialization of our product candidates.

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

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any product candidate that receives regulatory approval will depend substantially, both in the United States and internationally, on the extent to which the costs of such product candidate will be covered and reimbursed by third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize any product candidates that we may develop. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain regulatory approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain regulatory approval.

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

If the FDA, EMA or other comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with product candidate, we may be unable to obtain approval of or successfully market product candidates we develop. These unapproved therapies face the same risks described with respect to product candidates currently in development, including serious adverse effects and delays in their clinical trials. In addition, other companies may also develop their products or product candidates in combination with the unapproved therapies with which we are developing product candidates for use in combination. Any setbacks in these companies’ clinical trials, including the emergence of serious adverse effects, may delay or prevent the development and approval of product candidates that we may develop.

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

The ADC Therapies and any other product candidate we may develop for which we obtain marketing approval could be, subject to a comprehensive regulatory scheme, which includes the regulation of manufacturing processes, post-approval clinical data, labeling, advertising, marketing, distribution and promotional activities for such product, by the FDA and other regulatory authorities. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. For example, the FDA may require the submission of a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any REMS required by the FDA may lead to increased costs to assure compliance with new post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current good manufacturing practices (“cGMPs”), good laboratory practices (“GLPs”) and good clinical practices (“GCPs”) for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

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

If any product candidate that we may develop receives marketing approval they may, have a label that limits their approved uses, including more limited subject populations, than we request, and regulatory authorities may require that contraindications, warnings or precautions be included in the product labeling, including a boxed warning, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, which could limit sales of the product.

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

If we are found to have improperly promoted off-label uses of FYARRO prior to its divestiture or any product candidate that we may develop, including the ADC Therapies, if approved, we may become subject to significant liability. The FDA and other regulatory agencies, including the U.S. Department of Justice, strictly regulate the post-approval marketing and promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. As such, we may not promote our products for indications or uses for which they do not have approval. For example, physicians may, in their practice of medicine, use drug products for their patients in a manner that is inconsistent with the approved label. If we, or any of our contractors or agents acting on behalf of us, are found to have promoted such off-label uses, we may become subject to significant liability. The United States federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of any product candidate that we may develop, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

Fast Track designation is designed to facilitate the development and expedite the review of therapies intended for the treatment of a serious or life-threatening condition which demonstrate the potential to address unmet medical needs for the condition. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. If any product candidates that we may develop that receives Fast Track designation does not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. The FDA may withdraw any Fast Track Designation at any time. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures and we may not experience a faster development process, review or approval compared to conventional FDA procedures.

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

If we, or any contract manufacturers and suppliers we engage, fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.

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

We rely on, and expect that we will continue to rely on, third parties to assist in managing, monitoring and otherwise carrying out preclinical studies and clinical trials of our ADC Therapies and other product candidates that we may develop and other third parties for the manufacture, production, storage and distribution of our ADC Therapies and other product candidates that we may develop and certain commercialization activities for our product candidates, if approved, including government pricing, reporting and chargeback and rebate processing, pharmacovigilance and adverse event reporting. We have less control over the activities of third parties than we would otherwise have if we relied entirely upon our own staff and we are exposed to different risks, including all the risks associated with such third parties’ businesses and financial condition, than if we performed such functions ourselves. There can be no assurance that these third parties will perform services for us in accordance with our timelines, standards and expectations. If these third parties do not successfully carry out their duties under their agreements or otherwise fail to comply with regulatory requirements, we may experience delays in our research and development activities, be unable to obtain and maintain regulatory approval, be unable to commercialize our products and be required to issue product recalls. In addition, if any of our relationships with these third parties terminate, we may not be able to enter into alternative arrangements on a timely basis or on commercially reasonable terms, and even if successful in entering into alternative arrangements, we may experience significant delays during the transition. This risk may be heightened by our use of single-source supplier arrangements. Furthermore, if a third-party manufacturer cannot maintain a compliance status acceptable to the FDA, or if the EMA or a comparable regulatory authority in another jurisdiction does not approve these facilities for the manufacture of our products and product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would be time-consuming, costly and uncertain and significantly impact our ability to develop, obtain regulatory approval for, source adequate supply of or market our products and product candidates.

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

We do not have the ability to independently conduct all of our preclinical studies and clinical trials. We have relied and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct, supervise and monitor our preclinical studies and clinical trials of our ADC Therapies and any other product candidates we may develop. We enter into agreements with third parties that have a significant role in the conduct of our preclinical studies and clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the conduct of such third party, the amount or timing of resources that any such third party will devote to our preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. The third parties we rely on for these services may also (i) have staffing difficulties, (ii) fail to comply with contractual obligations, (iii) experience regulatory compliance issues, (iv) undergo changes in priorities or become financially distressed, or (v) have relationships with other entities, some of which may be our competitors, which may draw time and resources from our development programs. The third parties with whom we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies and clinical trials being delayed or unsuccessful. Some of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements with a third party, this would delay our drug development activities.

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

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not successfully carry out their contractual duties or perform preclinical studies and clinical trials in a satisfactory manner, meet expected deadlines or conduct our preclinical studies and clinical trials in accordance with legal and regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for product candidates that we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize such product candidates, if approved.

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
•
collaborators may not provide us with timely and accurate information regarding development progress and activities under the collaboration or may limit our ability to share such information, which could adversely impact our ability to report progress to our investors and otherwise plan our own development of any product candidates that we may develop;
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

If we are unable to successfully establish and maintain sales or marketing capabilities or enter into agreements with third parties to sell or market product candidates that we may develop, when approved, we may not be able to successfully sell or market our product candidates that obtain regulatory approval.

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

As of May 4, 2026, we have 29 full-time or part-time employees. In order to successfully implement our plans and strategies, from time to time we may need additional managerial, operational, development, financial and other personnel. In order to successfully implement our plans and strategies, from time to time we may need additional managerial, operational, development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for us and our licensors’ proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to our ADC Therapies or any future products or product candidates could have a material adverse effect on our financial condition and results of operations.

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

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical products would be adversely affected.

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries. Our pending and future patent applications and those of our licensors may not result in patents being issued that protect our ADC Therapies or future products or product candidates or effectively prevent others from commercializing competitive products.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and our scope can be reinterpreted after issuance. Even if patent applications we own or in-licenses currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-licenses may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether our ADC Therapies or any future products or product candidates will be protectable or remain protected by valid and enforceable patents.

Our competitors or other third parties may be able to circumvent our patents or the patents of our licensors by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents or the patents of our licensors may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review (“PGR”), and inter partes review (“IPR”), or other similar proceedings challenging our owned patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights or put our patent applications at risk of not issuing, allow third parties to commercialize our products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our patents or the patents of our licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, which challenge our priority of invention or other features of patentability with respect to our patents and patent applications and those of our licensors. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our products. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products or product candidates. If any of our patents, if and when issued, covering our product candidates are invalidated or found unenforceable, our financial position and results of operations would be materially and adversely impacted. We may not prevail in any lawsuits that we or any third-party initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

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

As the biopharmaceutical industry expands and more patents are issued, the risk increases that our ADC Therapies, if approved, or any future products may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of our ADC Therapies or any future products, and we cannot be certain that we were the first to file a patent application related to a product or technology. Moreover, because patent applications can take many years to issue, and because patent claims can be revised before issuance, there may be currently pending patent applications that may later result in issued patents that our ADC Therapies may infringe or which such third parties claim are infringed by our technologies. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If a patent holder believes one or more of our products or product candidates infringes such holder’s patent rights, the patent holder may sue us even if we have received patent protection. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

Although no third party has asserted a claim of patent infringement against us as of the date of this Quarterly Report, others may hold proprietary rights that could prevent our product candidates that we may develop from being marketed. For example, various patent offices periodically grant mode of action patents and a third party may have or obtain a patent with claims covering modes of action relevant to our product candidates. While these mode of action patents may be difficult to enforce, the third party may assert a claim of patent infringement directed at any product candidates we may develop. Any patent-related legal action or any claim relating to intellectual property infringement that is successfully asserted against us claiming damages and seeking to enjoin commercial activities relating to our products or processes could subject us to significant liability for damages, including treble damages and attorney’s fees if it was determined that we willfully infringed, and require us to obtain a license to manufacture or market our products. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent or delay us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of our outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

We may not be successful in obtaining or maintaining necessary rights to our ADC Therapies or any future products or product candidates that we may develop through acquisitions and in-licenses.

Because our development programs may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our ADC Therapies or any future products or product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we choose to enter into such arrangements. We may also be unable to license or acquire third-party intellectual property rights on terms that would be favorable to us or allow us to make an appropriate return on our investment or at all. Even if we are able to obtain a license to intellectual property of interest, we may not be able to secure exclusive rights, in which case others could use the same rights and compete with us. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose at least part, and perhaps all, of the patent protection on such product. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our licensors is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products or product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings or developments in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our ADC Therapies or any future products or product candidates, programs or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our future products, which could have a material adverse effect on our business.

Derivation proceedings may be necessary to determine priority of inventions, and an unfavorable outcome may require us to cease using the related technology or to attempt to license rights from the prevailing party.

Derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to us from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring any future products to market.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications or those of our licensors and the enforcement or defense of our issued patents or those of our licensors.

On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we may not be certain that we or our licensors are the first to either file any patent application related to our ADC Therapies or any future products or product candidates or invent any of the inventions claimed in the patents or patent applications.

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

Changes in United States patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect any future products.

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

Patent terms may be inadequate to protect our competitive position on our ADC Therapies or any future products or product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest United States non-provisional effective filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our ADC Therapies or any future products or product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to us.

If we do not obtain patent term extension for our ADC Therapies or any future product candidates, our business may be materially harmed.

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

Competitors may use our technologies in jurisdictions where we do not pursue or have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with any of our future products, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from so competing.

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

We have entered into and will enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, and other third parties. We may become subject to litigation where a third party asserts that we or our employees, consultants or advisors inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our ADC Therapies, if approved, or any future products or product candidates, if approved, and technology. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, which could adversely affect our business.

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

We have entered into license agreements with third parties and we may enter into additional license agreements in the future with others to advance our research or allow commercialization of our ADC Therapies or any future products or product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future.

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

It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to redesign our technology, product, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product or product candidate, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, manufacturing methods, product or future methods or product candidates resulting in either an injunction prohibiting our manufacture, sales or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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

In addition, the agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product or product candidate, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to our ADC Therapies or any future products or product candidates, there may be times when the filing and prosecution activities for patents are controlled by our licensors or collaboration partners, including those licensed to us under our license agreements. If any of our licensors or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our ADC Therapies or any future products or product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize our product or those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. We collaborate with other companies and institutions with respect to research and development matters. Also, we rely on numerous third parties to provide us with materials that we use to develop our technology. If we cannot successfully negotiate sufficient ownership, licensing, and/or commercial rights to any invention that result from our use of any third-party collaborator’s materials, or if disputes arise with respect to the intellectual property developed with the use of a collaborator’s materials, or data developed in a collaborator’s study, our ability to capitalize on the market potential of these inventions or developments may be limited or precluded altogether. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

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

For example, the BIOSECURE Act was recently signed into law as a part of the 2026 National Defense Authorization Act, which includes Section 851 regarding a “[p]rohibition on contracting with certain biotechnology providers." This law restricts federal government contracts, grants, and loans from being issued to companies that use biotechnology equipment or services produced or provided by select Chinese biotechnology companies (each, a “biotechnology company of concern”), as part of such companies’ performance of those agreements with the U.S. government. This legislation, including its implementing regulations, or similar legislation in the future, could adversely impact our current or future third-party arrangements with certain companies, including those in China or Chinese-owned U.S. companies, which could delay or impact our clinical trials and consequently delay or obstruct successful commercialization of our product candidates. Foreign CMOs may be a target of U.S. legislation, including the BIOSECURE Act, and trade restrictions and other foreign regulatory requirements could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, restrict or even prohibit our ability to work with such CMOs, or have an adverse effect on our ability to secure significant commitments from governments to purchase potential therapies. Even if we do not seek any covered federal government contracts, grants, or loans, it is possible that commercial partners, government agencies, or other third parties may view our business less favorable if we contract with entities that ultimately become biotechnology companies of concern.

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

Our stock price is volatile.

The market price of our common stock could be subject to significant fluctuations. From the completion of our reverse merger with Aerpio Pharmaceuticals, Inc. on August 26, 2021 through May 4, 2026, the closing price for our common stock ranged from a low of $1.32 to a high of $33.00 per share. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of March 31, 2026, we had cash, cash equivalents and short-term investments of $123.0 million consisting of U.S. government treasury bills, commercial paper, and corporate debt securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.

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

10.1#

Amended and Restated Outside Director Compensation Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-38560) filed with the SEC on March 12, 2026).

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

WHITEHAWK THERAPEUTICS, INC.

Date: May 7, 2026	By:	/s/ Scott Giacobello
Scott Giacobello
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)