Form 10-Q
period 2026-06-30
Whitehawk Therapeutics, Inc.
filed 2026-08-06
CIK 1422142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 57,009,010 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITEHAWK THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data and par value)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$85,234	$37,568
Short-term investments	104,748	108,129
Prepaid expenses and other current assets	2,432	3,316
Total current assets	192,414	149,013
Property and equipment, net	1	3
Other assets	1,579	1,814
Total assets	$193,994	$150,830

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,105	$917
Accrued liabilities	9,964	13,602
Total current liabilities	11,069	14,519
Total liabilities	11,069	14,519
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 57,009,010 and 47,145,719 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	5	4
Additional paid-in capital	575,067	489,437
Accumulated other comprehensive (loss) income	(63)	120
Accumulated deficit	(392,084)	(353,250)
Total stockholders’ equity	182,925	136,311
Total liabilities and stockholders’ equity	$193,994	$150,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEHAWK THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share data and earnings per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Product sales, net	$—	$—	$—	$7,145
Total revenue	—	—	—	7,145
Operating expenses
Selling, general and administrative	5,216	5,940	11,506	18,755
Research and development	12,893	48,809	30,125	57,597
Cost of goods sold	—	—	—	760
Total operating expenses	18,109	54,749	41,631	77,112
Loss from operations	(18,109)	(54,749)	(41,631)	(69,967)
Other income (expense)
Gain on sale of business	—	—	—	87,443
Foreign exchange loss	(6)	(3)	(6)	(3)
Other income	—	158	—	158
Interest income	1,475	1,979	2,803	2,770
Total other income (expense), net	1,469	2,134	2,797	90,368
Loss (income) before income tax expense	(16,640)	(52,615)	(38,834)	20,401
Income tax expense (benefit)	—	—	—	—
Net (loss) income	$(16,640)	$(52,615)	$(38,834)	$20,401
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of tax	(48)	8	(183)	(7)
Comprehensive (loss) income	(16,688)	(52,607)	(39,017)	20,394
Net (loss) income per share:
Basic	$(0.20)	$(0.76)	$(0.51)	$0.37
Diluted	$(0.20)	$(0.76)	$(0.51)	$0.37
Weighted average shares outstanding:
Basic	82,886,196	69,083,127	76,099,275	54,443,309
Diluted	82,886,196	69,083,127	76,099,275	54,908,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEHAWK THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, including share amounts)

(Unaudited)

	For the Three and Six Months Ended June 30, 2026
	Stockholders' Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2025	47,145	$4	$489,437	$120	$(353,250)	$136,311
Share-based compensation expense	—	—	2,193	—	—	2,193
Issuance of common stock in conjunction with vesting of restricted stock units	51	—	—	—	—	—
Unrealized loss on investments, net of tax	—	—	—	(135)	—	(135)
Net loss	—	—	—	—	(22,194)	(22,194)
Balance at March 31, 2026	47,196	$4	$491,630	$(15)	$(375,444)	$116,175
Share-based compensation expense	—	—	1,520	—	—	1,520
Issuance of common stock upon exercise of warrants	3,210	—	—			—
Issuance of common stock upon exercise of stock options	24	—	56	—	—	56
Issuance of common stock under the employee stock purchase plan	16	—	28	—	—	28
Issuance of common stock in conjunction with vesting of restricted stock units	2,232	—	—	—	—	—
Private placement, net of transaction costs	4,331	1	81,833	—	—	81,834
Unrealized loss on investments, net of tax	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	(16,640)	(16,640)
Balance at June 30, 2026	57,009	$5	$575,067	$(63)	$(392,084)	$182,925

	For the Three and Six Months Ended June 30, 2025
	Stockholders' Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance at December 31, 2024	24,681	$2	$385,114	$16	$(332,654)	$52,478
Share-based compensation expense	—	—	1,680	—	—	1,680
Issuance of common stock upon exercise of warrants	426	—	—	—	—	—
Issuance of common stock upon exercise of stock options	22	—	21	—	—	21
Issuance of common stock in conjunction with vesting of restricted stock units	63	—	—	—	—	—
Private placement, net of transaction costs	21,592	2	94,546	—	—	94,548
Unrealized loss on investments, net of tax	—	—	—	(15)	—	(15)
Net income	—	—	—	—	73,016	73,016
Balance at March 31, 2025	46,784	$4	$481,361	$1	$(259,638)	$221,728
Share-based compensation expense	—	—	3,087	—	—	3,087
Issuance of shares under the employee stock purchase plan	16	—	24	—	—	24
Issuance of common stock upon exercise of stock options	3	—	5	—	—	5
Issuance of common stock in conjunction with vesting of restricted stock units	325	—	—	—	—	—
Private placement, net of transaction costs	—	—	(171)	—	—	(171)
Unrealized gain on investments, net of tax	—	—	—	8	—	8
Net loss	—	—	—	—	(52,615)	(52,615)
Balance at June 30, 2025	47,128	$4	$484,306	$9	$(312,253)	$172,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEHAWK THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(38,834)	$20,401
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	3,713	4,767
Gain on sale of business	—	(87,443)
Discount amortization on short-term investments	(706)	21
Non-cash lease expense	—	74
Depreciation expense	2	73
Changes in operating assets and liabilities:
Accounts receivable	—	(1,000)
Inventory	—	170
Prepaid expenses and other current assets	2,225	906
Other non-current assets	325	(766)
Operating lease liabilities	—	(89)
Accounts payable and accrued liabilities	(3,462)	(1,733)
Other liabilities	—	(202)
Net cash used in operating activities	(36,737)	(64,821)
Cash flows from investing activities:
Proceeds from sale of business, net cash, cash equivalents, and restricted cash	—	101,356
Purchases of property and equipment	—	(552)
Purchase of short-term investments	(69,821)	(32,215)
Maturity of short-term investments	72,384	18,083
Net cash provided by investing activities	2,563	86,672
Cash flows from financing activities:
Proceeds from sale of common stock and prefunded warrants in PIPE financing	87,500	100,002

Proceeds from issuance of common stock under employee stock purchase plan	28	24
Issuance of common stock upon exercise of stock options	56	26
Payment of PIPE financing related transaction costs	(5,654)	(5,625)
Deferred offering costs paid for financing	(90)	(76)
Net cash provided by financing activities	81,840	94,351
Net increase in cash and cash equivalents	47,666	116,202
Cash, cash equivalents and restricted cash, beginning of period	37,568	28,734
Cash and cash equivalents, end of period	$85,234	$144,936

Supplemental disclosure of cash flow information:
Costs incurred in connection with Private Placement included in accounts payable	$12	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEHAWK THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Organization and Operations

Whitehawk Therapeutics, Inc. (together with its subsidiary, the "Company") is a clinical-stage oncology therapeutics company applying advanced technologies to established tumor biology that are intended to efficiently develop improved cancer treatments. The Company has deep experience in chemistry, formulation, and drug delivery, as well as research, clinical, and commercial pharmaceutical development, and taking product candidates from the clinic to approval, launch, and commercialization.

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

Company Name Change

In connection with the FYARRO Divestiture, the Company changed the Company's name from "Aadi Bioscience, Inc." to "Whitehawk Therapeutics, Inc." and the Company's common stock thereafter has been traded under the symbol "WHWK".

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

The Company has experienced net losses since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $392.1 million as of June 30, 2026, and net loss of $38.8 million and net income of $20.4 million for the six months ended June 30, 2026 and 2025, respectively. The net income recorded for the six months ended June 30, 2025 is primarily attributable to the gain on sale related to the FYARRO Divestiture. Prior to the FYARRO Divestiture, the Company's operating losses were funded primarily from outside sources of invested capital through the issuance of convertible promissory notes, grant funding, the sale of securities, and proceeds from license agreements.

The Company had cash, cash equivalents and short-term investments of $190.0 million at June 30, 2026. Management believes the Company’s cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the issuance of these financial statements. If the Company is unable to achieve and maintain profitability, it will need additional financing to support its continuing operations and pursue its strategic objectives. Additional financing may be achieved through a combination of equity offerings and debt financing. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.

On March 17, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen as its sales agent for an at-the-marketing-offering. Any sales under the Sales Agreement may result in dilution to existing shareholders. As of June 30, 2026, no shares of common stock had been sold under this Sales Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements, and the related disclosures, have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and U.S. Securities and Exchange Commission ("SEC") regulations and, in the opinion of management include all adjustments necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows for each period presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The Company’s condensed consolidated financial statements are stated in U.S. dollars.

The financial statements noted above reflect the financial position and results of operations of the Company. The comparative period includes the results of operations of the Company and Aadi Subsidiary, prior to its sale on March 25, 2025. The transaction did not meet the criteria for discontinued operations under ASC 205-20, and therefore no reclassification has been made to prior period statements.

The condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025 excludes the assets and liabilities of Aadi Subsidiary, which were divested as of the sale date. See Note 14 for additional information.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended

December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026.

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

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on short-term investments. Comprehensive (loss) income has been reflected in the condensed consolidated statements of operations and comprehensive (loss) income for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. In the opinion of management, all adjustments that are considered necessary for fair presentation have been included. The most significant estimates in the Company’s condensed consolidated financial statements relate to share-based compensation expense and accrued research and development costs. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

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

Customer Concentration

The Company did not have customer revenue for the three and six months ended June 30, 2026. The Company did not have customer revenue for the three months ended June 30, 2025. For the six months ended June 30, 2025, two customers represented 37% and 60% of the Company’s revenue.

The Company did not have accounts receivable as of June 30, 2026 and December 31, 2025.

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

Details of property and equipment are presented as follows (in thousands):

	June 30, 2026	December 31, 2025
Computers and Software	$341	$341
Furniture and fixtures	36	36
Total	$377	$377
Accumulated depreciation	(376)	(374)
Property and equipment, net	$1	$3

Depreciation expense on property and equipment amounted to $1.0 thousand and $15.3 thousand for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense on property and equipment amounted to $2.0 thousand and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

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

Commitments and Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable that a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of June 30, 2026 and December 31, 2025.

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

Revenue and allowances described above were recorded through the FYARRO Divestiture date of March 25, 2025. The total amount deducted from gross product sales for the allowances described above for the three months ended June 30, 2026 and 2025 was $0. The total amount deducted from gross product sales for the allowances described above for the six months ended June 30, 2026 and 2025 was $0 and $2.1 million, respectively.

The following table sets forth the changes in the accrued revenue allowances (in thousands):

Six Months Ended June 30, 2025
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

Research and Development

Research and development expenses consist of costs incurred in performing research and development activities, including salaries and benefits, materials and supplies, preclinical expenses, share-based compensation expense, contract services, and other external development expenses. The Company records research and development activities conducted by third-party service providers, which include work related to preclinical studies, clinical trials, and contract manufacturing activities, to research and development expense as incurred. The Company is required to estimate the amount of services provided but not yet invoiced and include these expenses in accrued expenses on the condensed consolidated balance sheets and within research and development expenses in the condensed consolidated statements of operations and comprehensive (loss) income. These expenses are a significant component of the Company’s research and development expenses and require significant estimates and judgments. The Company accrues for these expenses based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. As actual expenses become known, the Company adjusts its accrued expenses.

In-Process Research and Development (IPR&D)

Acquired in-process research and development expenses are recorded when incurred and reflect costs of externally-developed in-process research and development (“IPR&D”) projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use, including upfront and pre-commercialization milestone payments related to various collaborations and the costs of rights to IPR&D projects. Refer to Note 7 for further information on the License Agreement and its terms.

For the three months ended June 30, 2026 and 2025, the Company recorded $0 and $40.4 million, respectively, in IPR&D for development milestone-related expense. The Company recorded $5.3 million and $40.4 million in IPR&D for development milestone-related expense for the six months ended June 30, 2026 and 2025, respectively.

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

Other Income (Expense)

During the three and six months ended June 30, 2026, other income includes interest income earned on cash, cash equivalents and short-term investments, and foreign exchange loss. During the three months ended June 30, 2025, other income includes interest income earned on cash, cash equivalents, short-term investments, foreign exchange loss, and income received for billable services not part of the Company's ordinary activities provided by its employees to KAKEN under a Transition Services Agreement ("TSA"). The TSA was entered into in connection with the sale of the business on March 25, 2025 and expired September 30, 2025. During the six months ended June 30, 2025 other income includes interest income earned on cash, cash equivalents, short-term investments, gain on sale of a business, foreign exchange loss, and income received for billable services not part of the Company's ordinary activities provided by its employees to KAKEN under a Transition Services Agreement TSA.

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

Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Basic and diluted weighted average shares of common stock outstanding for the three and six months ended June 30, 2026 and 2025, includes the weighted average effect of 17,991,021, 16,866,574, and 2,000,037 pre-funded warrants, which were issued in May 2026, March 2025, and September 2022, respectively, for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.0001 per share. See Note 8 for more information on the pre-funded warrants.

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive.

The Company incurred net losses for the three and six months ended June 30, 2026 and therefore did not include potentially dilutive common stock equivalents in the computation of diluted net loss per share. For the three months ended June 30, 2025, the Company incurred net losses and therefore did not include potentially dilutive common stock equivalents in the computation of diluted net loss per share. For the six months ended June 30, 2025 options to purchase common stock totaling 3,828,884 shares, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

The computations for basic and diluted EPS were as follows (in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income for basic and diluted EPS	$(16,640)	$(52,615)	$(38,834)	$20,401

Weighted-average shares for basic EPS	82,886,196	69,083,127	76,099,275	54,443,309
Effect of dilutive stock options	—	—	—	71,128
Effect of dilutive restricted stock units	—	—	—	394,278
Weighted-average shares for diluted EPS	82,886,196	69,083,127	76,099,275	54,908,715

Net income (loss) per share:
Basic EPS	$(0.20)	$(0.76)	$(0.51)	$0.37
Diluted EPS	$(0.20)	$(0.76)	$(0.51)	$0.37

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

On December 08, 2025, the FASB issued Accounting Standards Update ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which primarily amends FASB Accounting Standards Codification 270, Interim Reporting, clarifying the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements. The amendments in ASU 2025-11 apply to all entities that provide interim financial statements and notes in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Early adoption is permitted. ASU 2025-11 can be applied prospectively or retrospectively and is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the impact of ASU 2025-11 on the financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, "Codification Improvements." This ASU addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. The Company is evaluating the effect that ASU 2025-12 will have on its consolidated financial statements and related disclosures.

3. Fair Value Measurement

The following table sets forth the recurring fair value of the Company’s financial assets and liabilities, allocated into the Level 1, Level 2 and Level 3 hierarchy that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$84,984	$—	$—	$84,984
U.S. government treasury bills	46,111	—	—	46,111
Commercial paper		16,963		16,963
Corporate bonds	—	41,674	—	41,674
Total financial assets	$131,095	$58,637	$—	$189,732

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$37,318	$—	$—	$37,318
U.S. government treasury bills	43,881	—	—	43,881
Commercial paper	—	16,262	—	16,262
Corporate bonds	—	47,986	—	47,986
Total financial assets	$81,199	$64,248	$—	$145,447

(1)
Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

4. Short-Term Investments and Cash Equivalents

The following table summarizes the Company's short-term investments (in thousands):

		As of June 30, 2026
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$84,984	$—	$—	$84,984
U.S. government treasury bills	Less than 1	46,143	—	(32)	46,111
Commercial paper	Less than 1	16,964	5	(6)	16,963
Corporate bonds	Less than 1	32,770	3	(28)	32,745
Corporate bonds	More than 1 less than 2	8,934	—	(5)	8,929
Total		$189,795	$8	$(71)	$189,732

		As of December 31, 2025
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$37,318	$—	$—	$37,318
U.S. government treasury bills	Less than 1	43,857	24	—	43,881
Commercial paper	Less than 1	16,239	23	—	16,262
Corporate bonds	Less than 1	44,907	66		44,973
Corporate bonds	More than 1 less than 2	3,006	7	—	3,013
Total		$145,327	$120	$—	$145,447

As of June 30, 2026, the available-for-sale debt securities are of high credit quality, and there were no realized losses recognized as of June 30, 2026 and December 31, 2025. No allowance for credit losses was recognized as of June 30, 2026 or December 31, 2025.

5. Accrued Liabilities

Details of accrued liabilities are presented as follows (in thousands):

	June 30, 2026	December 31, 2025
Accrued professional fees	$2,365	$968
Accrued salaries and payroll	860	602
Accrued restructuring charges	—	192
Accrued bonus	1,719	3,160
Accrued contract manufacturing	1,431	3,935
Accrued clinical	202	12
Accrued research and development	3,280	4,627
Accrued other	107	106
Total accrued liabilities	$9,964	$13,602

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

Rent expense for the three and six months ended June 30, 2026 and 2025 is presented on the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease rent expense	$35	$34	$46	$108

Cash paid for leases and included in operating cash flows for the six months ended June 30, 2026 and 2025 is presented on the following table (in thousands):

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

Under the terms of the BMS License Agreement, BMS is entitled to receive royalties on net sales from licensed products under the agreement and any sublicense fees. During the three months ended June 30, 2026 and 2025, royalties on net product sales were $0. During the six months ended June 30, 2026 and 2025, royalties on net product sales were $0 and $0.5 million, respectively. No payments related to sublicense fees were paid during the three and six months ended June 30, 2026 and 2025.

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

8. Stockholders’ Equity

Preferred Stock

As of June 30, 2026 and December 31, 2025, under the Company’s certificate of incorporation, as amended and restated, the Company has 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital with no shares outstanding.

Common Stock and Pre-Funded Warrants

As of June 30, 2026 and December 31, 2025, the Company had 300,000,000 shares of authorized common stock, par value of $0.0001 per share, under the Company's certificate of incorporation, as amended and restated. As of June 30, 2026 and December 31, 2025, the shares of common stock outstanding were 57,009,010 and 47,145,719, respectively.

In March 2022, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company LLC (“Cowen”), with respect to an “at the market offering” program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $75.0 million through Cowen as its sales agent. The Company will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of June 30, 2026, no shares of common stock had been sold pursuant to the Sales Agreement.

On September 22, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for a private investment in public equity financing (the “2022 PIPE Financing”) with certain investors (the “2022 PIPE Investors”) for the sale by the Company of (i) 3,373,526 shares of the Company’s common stock for a price of $12.50 per share and (ii) pre-funded warrants (the "2022 Pre-Funded Warrants") to purchase an aggregate of 2,426,493 shares of the Company's common stock at a purchase price of $12.4999 per 2022 Pre-Funded Warrant. The 2022 PIPE Financing closed on September 26, 2022. Aggregate net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the securities, were $72.2 million. As of June 30, 2026, 2,000,037 of the 2022 Pre-Funded Warrants were still outstanding.

On December 19, 2024, the Company entered into the Subscription Agreement for a private investment in public equity financing (the "2024 PIPE Financing") with certain investors (the "2024 PIPE Investors"), pursuant to which the Company agreed to sell to the 2024 PIPE Investors (i) 21,592,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $2.40 per share, and (ii) pre-funded warrants to purchase an aggregate of 20,076,500 shares of the Company's common stock (the "2024 Pre-Funded Warrants"), at a purchase price of $2.3999 per 2024 Pre-Funded Warrant, for aggregate net proceeds of $94.4 million, after deducting certain expenses incurred of $5.6 million related to the issuance of shares. The 2024 PIPE Financing was conditioned upon the Company's shareholders approving the 2024 PIPE Financing and closed on March 4, 2025 after such approval was obtained. As of June 30, 2026, 16,866,574 of the 2024 Pre-Funded Warrants were outstanding.

On May 13, 2026, the Company entered into a securities purchase agreement for a private investment in public equity financing (the "2026 PIPE Financing") with certain investors (the "2026 PIPE Investors"), pursuant to which the Company agreed to sell to the 2026 PIPE Investors (i) 4,330,866 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $3.92 per share, and (ii) pre-funded warrants to purchase an aggregate of 17,991,021 shares of the Company's common stock (the "2026 Pre-Funded Warrants" and together with the 2022 Pre-Funded Warrants and 2024 Pre-Funded Warrants, the "Pre-Funded Warrants"), at a purchase price of $3.9199 per 2026 Pre-Funded Warrant, for aggregate net proceeds of $81.8 million, after deducting certain expenses incurred of $5.7 million related to the issuance of shares. As of June 30, 2026, all 17,991,021 of the 2026 Pre-Funded Warrants were outstanding.

For each of the 2022 PIPE Financing, 2024 PIPE Financing and 2026 PIPE Financing, the Pre-Funded Warrants are exercisable at an exercise price of $0.0001 per share of the Company's common stock and will be exercisable until exercised in full. The holders of such Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99%, at the election of the holder, of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise. The holders of such Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.

The Pre-Funded Warrants are indexed to the Company's common stock and meet the conditions for equity classification in accordance with ASC 815-40. As such, the Pre-Funded Warrants are classified as additional paid-in capital within the stockholders' equity on the Company's consolidated balance sheets.

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

As of June 30, 2026, 105,469, 15,036, 10,672,169, and 490,000 shares were outstanding under the Private Aadi Plan, 2017 Plan, 2021 Plan, and 2023 Inducement Plan, respectively.

The following table summarizes the stock option activity during the six months ended June 30, 2026:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	8,120,654	$6.31	8.19	$2,642
Granted	3,070,847	3.60
Exercised	(24,286)	2.29
Cancelled/Forfeited	(41,539)	9.76
Outstanding as of June 30, 2026	11,125,676	$5.56	8.29	$17,066
Options exercisable as of June 30, 2026	4,761,919	$9.05	7.07	$6,039
Vested and expected to vest as of June 30, 2026	11,125,676	$5.56	8.29	$17,066

As of June 30, 2026, there was $12.9 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.59 years.

The total intrinsic value of the options exercised during the three months ended June 30, 2026, and 2025, was $48.7 thousand and $0, respectively. The total intrinsic value of the options exercised during the six months ended June 30, 2026 and 2025 was $48.7 thousand and $43.6 thousand, respectively.

As of June 30, 2026, and December 31, 2025, 1,971,797 and 2,520,585 shares were reserved for future awards under the 2021 Plan, respectively. As of June 30, 2026 and December 31, 2025, 110,000 shares were reserved for future awards under the 2023 Inducement Plan.

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

Activity with respect to the Company’s restricted stock units during the six months ended June 30, 2026 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2025	2,452,690	$1.73
Granted	—	—
Vested/Issued	(2,282,458)	1.70
Forfeited	(13,234)	1.74
Nonvested shares at June 30, 2026	156,998	$2.04

As of June 30, 2026, there was $0.2 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 1.06 years.

Compensation Expense Summary

The Company recognized the following compensation cost related to employee and non-employee share-based compensation activity for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative	$869	$2,156	$2,328	$3,140
Research and development	651	931	1,385	1,627
Total	$1,520	$3,087	$3,713	$4,767

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for share-based option awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Forfeitures are recognized and accounted for as they occur.

The calculation was based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average grant date fair value (per share)	$2.60	$1.74	$2.59	$1.85
Risk-free interest rate	4.06% - 4.25%	3.97% - 4.19%	3.72% - 4.25%	3.97% - 4.19%
Expected volatility	79.13% - 81.53%	84.03% - 84.81%	79.13% - 82.12%	84.03% - 89.48%
Expected term (in years)	5.50 - 6.08	5.49 - 6.08	5.50 - 6.08	5.49 - 6.08
Expected dividend yield	—	—	—	—

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

The calculation was based on the following assumptions:

	Three and Six Months Ended June 30, 2026	Three and Six Months Ended June 30, 2025
Strike price (per share)	$1.82 - $4.00	$1.69 - $2.11
Risk-free interest rate	3.77% - 3.80%	4.29% - 4.44%
Expected volatility	73.73% - 80.01%	55.26% - 88.23%
Expected term (in years)	0.5	0.5
Expected dividend yield	—	—

As of June 30, 2026, and December 31, 2025, 1,318,718 and 1,023,856 shares of common stock were available for issuance under the 2021 ESPP, respectively. The Company had an outstanding liability of $42.0 thousand and $24.0 thousand as of June 30, 2026, and December 31, 2025, respectively, which will be recognized over six months. For the six months ended June 30, 2026 and 2025, 15,755 and 16,337 shares were issued under the 2021 ESPP, respectively.

11. Income Taxes

The Company recorded no income tax expense for the six months ended June 30, 2026 and 2025. The Company continues to maintain a full valuation allowance.

12. Commitments and Contingencies

Litigation

From time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company has no ongoing legal proceedings or claims where a liability has been recorded as of June 30, 2026 and December 31, 2025.

Purchase Commitments

The Company has ongoing contracts with vendors for clinical trials, research and development, and contract manufacturing. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of $4.9 million and $8.6 million for expenditures incurred by clinical, research and development, and contract manufacturing vendors as of June 30, 2026, and December 31, 2025, respectively.

13. Restructuring

On August 21, 2024, the Company announced a restructuring plan to reduce the Company’s workforce by approximately 32% in response to the Company's announcement on August 20, 2024 that it planned to halt the registration-intended PRECISION1 trial of nab-sirolimus in patients with solid tumors harboring TSC1 or TSC2 inactivating alterations. The Company recorded a total restructuring charge of $2.6 million, which consisted of one-time termination benefits such as severance costs and related benefits. As of June 30, 2026, no one-time termination benefits remain payable. As of December 31, 2025, $0.2 million of one-time termination benefits remained payable and were recorded within the accrued liabilities and other liabilities line items on the Company's condensed consolidated balance sheet. The Company paid $0 and $0.2 million of the liability during the three and six months ended June 30, 2026, respectively. The Company paid $0.3 million and $0.7 million during the three and six months ended June 30, 2025, respectively. There were no restructuring charges for the three and six months ended June 30, 2026 and 2025. Restructuring payments commenced in September 2024 and were completed in March 2026.

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

The Company recorded a net gain on sale of the FYARRO Divestiture of $87.4 million at the closing thereof, which has been recorded on the unaudited condensed consolidated statement of operations and comprehensive (loss) income. The $87.4 million gain represents the aggregate consideration of $102.4 million, less the assets and liabilities transferred, which are listed below (in thousands):

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

15. Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has identified its Chief Executive Officer as the chief operating decision maker and the Company views its operations and manages its business in one operating segment, applying advanced technologies to established tumor biology that are intended to efficiently develop improved cancer treatments. The CODM assesses performance for the Company's single operating segment and decides how to allocate resources based on research and development expenses incurred and on net (loss) income as reported on the statement of operations and comprehensive (loss) income. The measure of segment assets is reported on the balance sheet as total assets. Further, segment depreciation expense and segment asset additions are consistent with amounts reported within the statement of cash flows given the Company's operations are aggregated within a single reportable segment. The Company's revenues relate to sales of FYARRO, which was divested as of March 25, 2025. Refer to Note 2 for further information. All the assets and operations of the Company’s sole operating and reportable segment are located in the United States.

Significant segment expenses which are regularly reported to the CODM for purposes of making decisions regarding the allocation of resources are included within the table below and are reconciled to net (loss) income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Revenue	$—	$—	$—	$7,145
Less:
ADC assets - research and development expenses	9,101	43,454	21,138	43,454
ADC assets - contract manufacturing	3,792	5,402	8,980	8,877
FYARRO - research and development expenses	—	(47)	7	5,266
FYARRO - commercial and marketing expenses	—	(14)	—	280
Finance and accounting expenses (1)	1,697	2,033	3,775	5,249
Legal expenses	1,230	984	2,282	3,571
Other segment items (2)	820	803	2,652	(79,953)
Net (loss) income	$(16,640)	$(52,615)	$(38,834)	$20,401

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains express or implied forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report may include, but are not limited to, statements about:

•
our estimates regarding expenses, capital requirements, needs for additional financing and the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements, including our belief that, based on our current plans, our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into the second half of 2028;
•
our ability to obtain and maintain regulatory approval for our portfolio of three next generation antibody drug conjugates (the “ADC Therapies”) or any other product candidates we may develop, and any related restrictions, limitations or warnings in the label of an approved product candidate;
•
the timing, progress and results of preclinical studies and clinical trials for our programs and product candidates (including our anticipated timing of FDA's clearance of our investigational new drug (“IND”) application for HWK-206 with the U.S. Food and Drug Administration by mid-2026 and submission of IND applications for multiple new programs over the next 12-24 months in connection with our option agreement with Hangzhou DAC), the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
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

References in the following discussion to “we,” “our,” “us,” or “Whitehawk” refer to Whitehawk Therapeutics, Inc and its subsidiary.

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

Overview

We are a clinical-stage oncology therapeutics company applying advanced technologies to established tumor biology that are intended to efficiently develop improved cancer treatments. We have deep experience in chemistry, formulation, and drug delivery, as well as research, clinical, and commercial pharmaceutical development, successfully taking product candidates from the clinic to approval, launch, and commercialization.

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

These in-licensed assets originated through the collaborative efforts of WuXi Biologics, a leading global contract research, development and manufacturing organization (“CRDMO”), and Hangzhou DAC Biotechnology (“Hangzhou DAC”), a global leader in ADC innovation, where Hangzhou DAC’s CPT113 linker-payload has been conjugated to novel antibodies developed by WuXi Biologics against three tumor targets: Protein Tyrosine Kinase 7 (“PTK7”), Mucin 16 (“MUC16”) and Seizure-related Protein 6 (“SEZ6”). We believe the resulting ADCs will be able to target cancers expressing these respective tumor markers precisely and deliver the potent, cytotoxic TOP1 inhibitor at the site of cancer. Each of these ADCs has demonstrated tumor cell binding, tumor cell line cytotoxicity, and in vivo antitumor activity in preclinical models mimicking tumor progression. We refer to these in-licensed ADC assets as the "ADC Therapies" herein.

The U.S. Food and Drug Administration (“FDA”) cleared our investigational new drug (“IND”) applications for HWK-007, for the treatment of solid tumors, including non-small cell lung cancer (“NSCLC”) and ovarian cancer, and HWK-016, for the treatment of cancers of female origin, in the fourth quarter of 2025 and first quarter of 2026, respectively, and the Phase 1 trials for each asset are now actively recruiting. We expect data readouts in the first half of 2027 for each trial. We anticipate FDA clearance of our IND for HWK-206 for the treatment of small cell lung cancer ("SCLC") and neuroendocrine tumors (“NETs”) in mid-2026. With these three assets, we believe we have the ability to pursue multiple cancer indications with high potential in large addressable patient populations, including and beyond those indications currently expected to be targeted in our ongoing and upcoming Phase 1 trials.

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

Legacy FYARRO Business

For the periods presented and through the FYARRO Divestiture (as defined below), our lead drug product was FYARRO® (sirolimus protein-bound particles for injectable suspension (albumin-bound); nab-sirolimus). Nab-sirolimus is a potent inhibitor of the mTOR biological pathway with demonstrated anti-cancer activity in advanced malignant perivascular epithelioid cell tumor (“PEComa”), a rare cancer. We exclusively licensed FYARRO, previously called ABI-009, nab-sirolimus, from Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol-Myers Squibb Company (“BMS”). We refer to the development, production and commercial sale of FYARRO herein as the “FYARRO Business”. On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net product sales of $0 for the three and six months ended June 30, 2026, and $0 and $7.1 million for the three and six months ended June 30, 2025, respectively. See “Results of Operations” for further discussion of our results.

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

Legacy FYARRO Business Agreements

Former BMS License Agreement. We had exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to ABI-009 (which we refer to as FYARRO) pursuant to an amended and restated license agreement, dated November 15, 2019, as amended August 31, 2021 (the “BMS License Agreement”) with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of BMS. Under the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. Under the terms of this agreement, we recorded royalties on net product sales of $0 during the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, we recorded royalties on net product sales of $0 and $0.5 million, respectively. No development payments related to milestones were paid during the three and six months ended June 30, 2026 and 2025 under the agreement. See Note 7 to the financial statements for more information about the BMS License Agreement.

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

Recent Developments

•
PIPE Financing. On May 13, 2026, we entered into a securities purchase agreement for a private investment in public equity financing (the "2026 PIPE Financing") with certain investors (the "2026 PIPE Investors") for the sale of (i) 4,330,866 shares of our common stock, par value $0.0001 per share, at a purchase price of $3.92 per share, and (ii) 17,991,021 pre-funded warrants, at a purchase price of $3.9199 per pre-funded warrant, for aggregate net proceeds of $81.8 million.
•
Pipeline Expansion. In May 2026, we entered into a new option agreement with Hangzhou DAC for access to CPT113, their core linker-payload technology, for use in up to five additional ADC programs. Per the terms of the option agreement, we will select targets and source antibodies, while retaining global rights and full program control for the new ADC programs. We anticipate submitting IND applications for multiple new programs over the next 12-24 months.

In addition, in June 2026, we entered into a global collaboration with Biocytogen to develop bispecific antibody-drug conjugates ("BsADC"). Biocytogen will provide access to up to five bispecific antibodies using its proprietary RenLite® platform, and we will evaluate these in combination with our ADC linker-payload platform technologies. We then have the option to advance any resulting BsADC candidates as part of our pipeline.

•
Data Presentations. In April 2026, we presented new preclinical data across our ADC Therapies at the American Association for Cancer Research (AACR) Annual Meeting 2026. The preclinical data showed a consistent preclinical profile for each of the ADC Therapies, characterized by potent tumor regressions, high plasma stability and favorable tolerability in non‑human primates, coupled with low systemic levels of free payload.

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
•
Commercial sale of FYARRO was launched on February 22, 2022, for the treatment of patients with advanced malignant PEComa. We recorded net product sales of $0 for the three months ended June 30, 2026 and 2025, respectively, and $0 and $7.1 million for the six months ended June 30, 2026 and 2025, respectively. As a result of the FYARRO Divestiture, we no longer commercialize FYARRO as of March 25, 2025. As the commercial sale of FYARRO constituted our sole source of revenue, we do not expect to generate further revenue for the foreseeable future.
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
•
We expect to increase our investment in research and development related to the ADC Therapies. We will continue to incur significant research and development and other expenses related to such ongoing operations. Under the License Agreement, we paid non-refundable license fees of $6.0 million and $38.0 million to WuXi Biologics in the fourth quarter of 2024 and the second quarter of 2025, respectively, plus a 6% VAT fee. Additionally, we recognized $5.3 million of development milestone-related expense for the six months ended June 30, 2026.

Liquidity and Capital Resources

As of June 30, 2026, we had $190.0 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into the second half of 2028. As of June 30, 2026, we had an accumulated deficit of $392.1 million. Our net loss was $38.8 million and net income of $20.4 million for the six months ended June 30, 2026 and 2025, respectively. We have incurred net losses in each year since inception except for the six months ended June 30, 2025 as we incurred net income due to the sale of a business. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, costs associated with the Reverse Merger, the FYARRO Divestiture, and the in-licensing of the ADC Therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials of the ADC Therapies and identifying and designing product candidates and the regulatory approval process for any product candidates we may develop.

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive (loss) income presented herein. The following discussion and analysis are based on our financial statements contained in this Quarterly Report, which we have prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such condensed consolidated financial statements and the related notes thereto.

Components of Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and short-term investments, and foreign exchange loss for the three and six months ended June 30, 2026. During the three months ended June 30, 2025, other income includes interest income earned on cash, cash equivalents, and short-term investments, foreign exchange loss, and income received for billable services not part of our ordinary activities provided by our employees to KAKEN under a Transition Services Agreement ("TSA"). The TSA was entered into in connection with the sale of the business on March 25, 2025 and expired September 30, 2025. During the six months ended June 30, 2025, other income includes interest income earned on cash, cash equivalents, short-term investments, gain on sale of a business, foreign exchange loss, and income received for billable services not part of our ordinary activities provided by our employees to KAKEN under the TSA.

Income Tax Expense

During the three and six months ended June 30, 2026 and 2025, we recognized no income tax expense on the condensed consolidated statements of operations and comprehensive loss. Since our formation in 2011, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations:

The following table presents the results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Product sales, net	$—	$—	$—	$7,145
Other revenue	—	—	—	—
Total revenue	—	—	—	7,145
Operating expenses
Selling, general and administrative	5,216	5,940	11,506	18,755
Research and development	12,893	48,809	30,125	57,597
Cost of goods sold	—	0	0	760
Total operating expenses	18,109	54,749	41,631	77,112
Loss from operations	(18,109)	(54,749)	(41,631)	(69,967)
Other income (expense), net	1,469	2,134	2,797	90,368
Net (loss) income	$(16,640)	$(52,615)	$(38,834)	$20,401

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

Product Sales, Net

Our product sales, net consist of sales of FYARRO. Product sales, net for the three months ended June 30, 2026 and 2025 were $0. Product sales, net for the six months ended June 30, 2026 and 2025, were $0 and $7.1 million, respectively. As a result of the FYARRO Divestiture, we no longer sell FYARRO as of March 25, 2025.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2026 and 2025, were $5.2 million and $5.9 million, respectively. The decrease of $0.7 million was primarily driven by a decrease of $0.7 million in personnel expenses and $0.3 million in consulting and insurance expenses, offset by an increase of $0.3 million in legal and other expenses.

Selling, general and administrative expenses for the six months ended June 30, 2026 and 2025 were $11.5 million and $18.8 million, respectively. The decrease of $7.3 million was primarily driven by a decrease of $4.7 million in consulting and insurance expenses, $1.3 million in legal and other expenses, $1.0 million in personnel expenses, and $0.3 million in commercial and marketing expenses.

Research and Development Expenses

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Personnel expenses	$3,175	$2,301	$6,122	$6,102
Consultants	849	417	1,674	799
External clinical development	6,148	41,737	15,528	44,126
Clinical drug product manufacturing	2,681	4,280	6,752	6,365
Other expenses	40	74	49	205
Total research and development expenses	$12,893	$48,809	$30,125	$57,597

Research and development expenses for the three months ended June 30, 2026 and 2025 were $12.9 million and $48.8 million, respectively. The decrease of $35.9 million was primarily driven by a decrease of $35.6 million in external clinical development expense which included the $38.0 million up-front license fee paid to WuXi Biologics in 2025 and a decrease of $1.6 million in clinical drug manufacturing, offset by an increase of $0.9 million in personnel expenses and $0.4 million in consulting expenses.

Research and development expenses for the six months ended June 30, 2026 and 2025 were $30.1 million and $57.6 million, respectively. The decrease of $27.5 million was primarily driven by a decrease of $28.6 million in external clinical development expense which included the $38.0 million up-front license fee paid to WuXi Biologics in 2025, $0.2 million in other expenses, offset by an increase of $0.9 million in consulting expenses and $0.4 million in clinical drug product manufacturing. For the six months ended June 30, 2026, external clinical development includes $5.3 million in milestone development expenses.

Cost of Goods Sold

Cost of goods sold was $0 for the three months ended June 30, 2026 and 2025. Cost of goods sold was $0 and $0.8 million for the six months ended June 30, 2026 and 2025, respectively, primarily reflecting royalties incurred on product sold. The decrease of cost of goods sold was due to the FYARRO Divestiture on March 25, 2025.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2026 and 2025 was $1.5 million and $2.1 million, respectively. The decrease of $0.6 million was primarily driven by a decrease in short-term investments held.

Other income (expense), net for the six months ended June 30, 2026 and 2025 was $2.8 million and $90.4 million, respectively. The decrease of $87.6 million was primarily driven by a gain on sale of a business related to the FYARRO Divestiture recognized during the six months ended June 30, 2025.

Liquidity and Capital Resources

Overview

As of June 30, 2026 we had $190.0 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into the second half of 2028.

As of June 30, 2026, we had an accumulated deficit of $392.1 million. Our net loss was $38.8 million and net income of $20.4 million for the six months ended June 30, 2026 and 2025, respectively. We have incurred net losses in each year since inception except for the six months ended June 30, 2025 as we incurred net income due to the sale of a business. Losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials of the ADC Therapies and identifying and designing product candidates and the regulatory approval process for any product candidates we may develop.

On March 17, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an “at the market offering” pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar value of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of June 30, 2026, no shares of common stock had been sold under the Sales Agreement.

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

On September 22, 2022, we entered into the purchase agreement for the 2022 PIPE Financing with the 2022 PIPE Investors for the sale of 3,373,526 shares of our common stock for a price of $12.50 per share and Pre-Funded Warrants (the "2022 Pre-funded Warrants") to purchase an aggregate of 2,426,493 shares of our common stock, at a purchase price of $12.4999 per 2022 Pre-Funded Warrant. The 2022 Pre-Funded Warrants are exercisable at an exercise price of $0.0001 and will be exercisable until exercised in full. The 2022 PIPE Financing closed on September 26, 2022. Aggregated net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the securities, were $72.2 million. As of June 30, 2026, 2,000,037 of the 2022 Pre-Funded Warrants are still outstanding.

On December 19, 2024, we entered into the Subscription Agreement (the "Subscription Agreement") with certain investors (the "2024 PIPE Investors"), pursuant to which we agreed to sell to the 2024 PIPE Investors (i) 21,592,000 shares of the our common stock, par value $0.0001 per share, at a purchase price of $2.40 per share, and (ii) pre-funded warrants to purchase an aggregate of 20,076,500 shares of our common stock (the "2024 Pre-Funded Warrants"), at a purchase price of $2.3999 per 2024 Pre-Funded Warrant, for aggregate net proceeds of $94.4 million, after deducting certain expenses incurred of $5.6 million related to the issuance of shares. The 2024 PIPE Financing closed on March 4, 2025. As of June 30, 2026, 16,866,574 of the 2024 Pre-Funded Warrants are still outstanding.

On May 13, 2026, we entered into a securities purchase agreement for a private investment in public equity financing (the "2026 PIPE Financing") with certain investors (the "2026 PIPE Investors"), pursuant to which we agreed to sell to the 2026 PIPE Investors (i) 4,330,866 shares of our common stock, par value $0.0001 per share, at a purchase price of $3.92 per share, and (ii) pre-funded warrants to purchase an aggregate of 17,991,021 shares of our common stock (the "2026 Pre-Funded Warrants" and together with the 2022 Pre-Funded Warrants and 2024 Pre-Funded Warrants, the "Pre-Funded Warrants"), at a purchase price of $3.9199 per 2026 Pre-Funded Warrant, for aggregate net proceeds of $81.8 million, after deducting certain expenses incurred of $5.7 million related to the issuance of shares. As of June 30, 2026, all 17,991,021 of the 2026 Pre-Funded Warrants were outstanding.

For each of the 2022 PIPE Financing, 2024 PIPE Financing and 2026 PIPE Financing, the Pre-Funded Warrants have an exercise price of $0.0001 per share of the Company's common stock and are exercisable and will remain exercisable until exercised in full. The holders of such Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99%, at the election of the holder, of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise. The holders of such Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(36,737)	$(64,821)
Net cash provided by investing activities	2,563	86,672
Net cash provided by financing activities	81,840	94,351
Net increase in cash and cash equivalents	$47,666	$116,202

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

For the six months ended June 30, 2026, cash used in operating activities was $36.7 million and resulted from (i) our net loss of $38.8 million, (ii) a $0.9 million net negative impact on cash used due to changes in net operating assets and liabilities, and (iii) $3.0 million of non-cash adjustments, which were primarily related to share based compensation, depreciation, and discount amortization on short-term investments.

For the six months ended June 30, 2025, cash used in operating activities was $64.8 million and resulted from (i) our net income of $20.4 million, (ii) a $2.7 million net negative impact on cash used due to changes in net operating assets and liabilities, and (iii) $82.5 million of non-cash adjustments, which were primarily related to gain on sale of a business, share based compensation, discount amortization on short-term investments, lease expense, and depreciation.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2026 related to the maturities of short-term investments of $72.4 million, offset by purchases of short-term investments of $69.8 million.

Cash provided by investing activities for the six months ended June 30, 2025 related to proceeds from the sale of business, maturities of short-term investments of $18.1 million, offset by purchases of short-term investments of $32.2 million and purchases of property and equipment of $0.6 million.

Financing Activities

For the six months ended June 30, 2026 cash provided by financing activities was $81.8 million and resulted from $87.5 million in proceeds received from the sale of common stock and pre-funded warrants as part of the 2026 PIPE Financing, offset by payment of 2026 PIPE Financing related transaction costs of $5.7 million.

For the six months ended June 30, 2025 cash provided by financing activities was $94.4 million and resulted from $100.0 million of proceeds received in the 2024 PIPE Financing (which closed in March 2025), offset by payment of 2024 PIPE Financing related transaction costs of $5.6 million.

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

Rent expense is being recorded on a straight-line basis. Rent expense related to the New Jersey office space was $35 thousand and $34 thousand for the three months ended June 30, 2026 and 2025, respectively. Rent expense was $46 thousand and $0.1 million for the six months ended June 30, 2026 and 2025, respectively. See Note 6 to the condensed consolidated financial statements for additional details.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business, including, but not limited to, the following:

•
We are a clinical-stage biopharmaceutical company, have a limited operating history and have two clinical products and one preclinical product in development, which may make it difficult for you to evaluate our current business and likelihood of success and viability.
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
•
Our business is subject to the risks associated with doing business in China. For example, the BIOSECURE Act recently signed into law as part of the 2026 National Defense Authorization Act, among other things, restricts federal government contracts, grants, and loans from being issued to companies that use biotechnology equipment or services produced or provided by select Chinese “biotechnology companies of concern,” and some of our business partners such as WuXi Biologics may be designated as biotechnology companies of concern when applicable implementing regulations, anticipated no later than the third quarter of 2028, come into effect.
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

We have incurred significant net losses since our inception, have only generated revenue from product sales for a portion of our operating history (February 2022 through March 2025), and have financed our operations principally through private placements and public offerings of our securities, federal grants and proceeds from licenses. Our net loss was $16.6 million and $52.6 million for the three months ended June 30, 2026 and 2025, respectively. We had an accumulated deficit of $392.1 million as of June 30, 2026, and $353.3 million as of December 31, 2025. These losses have resulted primarily from costs incurred in connection with research and development activities, costs incurred in connection with developing and commercializing FYARRO and general and administrative costs associated with our operations. As a result of our acquisition of the ADC Therapies, we expect to continue to incur significant selling, general and administrative expenses as well as research and development expenses related to our ongoing operations, including, identifying and designing additional product candidates, conducting preclinical studies and clinical trials for our product candidates, and navigating the regulatory approval process for the ADC Therapies and any future product candidates. Although our expenses decreased overall given the divestiture of FYARRO, including related commercial and clinical expenses, and headcount reductions, the amount of our future expenses and potential losses is uncertain.

Even if we succeed in receiving regulatory approval for and commercializing one or more of our current and future product candidates, we expect to continue to incur significant expenses and increase our operating losses over the next several years and for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our working capital, our ability to fund the development of our product candidates, our ability to achieve and maintain profitability and the performance of our stock.

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
•
our ability to complete IND application enabling studies and successfully submit INDs or IND supplements or comparable applications, which become effective without any objections by the FDA or comparable regulatory authorities before commencing a clinical trial for the ADC Therapies and any future product candidates;
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

Prior to initiating clinical trials of our product candidates, we need to complete IND-enabling studies and file an IND or similar application to the FDA or regulatory authorities in other jurisdictions. The FDA cleared our IND applications for HWK-007 and HWK-016 in the fourth quarter of 2025 and the first quarter of 2026, respectively, and we anticipate FDA clearance of our IND for HWK-206 in mid-2026 but we may not be able to receive such clearance on the timeline we expect. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that result in the suspension or termination of clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory clearance for our trials may prevent us from developing product candidates on a timely basis, if at all. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical studies or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate. If we experience failures, setbacks or delays in our preclinical studies, clinical trials, manufacturing or regulatory efforts, our business may be materially harmed.

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

The ADC Therapies have just recently commenced testing in humans. They are comprised of antibodies that had never previously been tested in humans and linker-payloads that are currently in clinical trials run by independent third parties for other indications.

Our product candidates are next-generation ADCs using the same linker-payload designed by Hangzhou DAC and new antibodies designed by WuXi Biologics. Though ADC-based product candidates have been or are currently being evaluated by others in clinical trials using similar targets or the same linker-payload architectures, our product candidates and their antibody components have never been evaluated in human clinical trials prior to our Phase 1 studies of HWK-007 and HWK-016 that commenced in the first quarter of 2026. If our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates currently use the same linker-payload architecture.

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

Lack of efficacy, adverse events, undesirable side effects or other adverse results may emerge in clinical trials conducted by third parties investigating our approved product or the same product candidates as us in different territories for the same or different indications. For example, we may in the future enter into collaborations for the development and commercialization of the ADC Therapies or other product candidates that we may develop in certain foreign jurisdictions. As part of these collaborations, we may grant such collaboration partners the right to develop and commercialize the same compounds licensed to us, including the ADC Therapies, in such foreign jurisdictions. As a result, we may not have control over clinical trials or development programs of such third parties that we may collaborate with in the future, and any adverse findings or unexpected side effects from such third party’s conduct of clinical trials could adversely affect our development and commercialization of the ADC Therapies, if approved, or the viability of the ADC Therapies as a product candidate. We may be required to report these adverse events or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease further development of the ADC Therapies.

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

Our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. Furthermore, any negative results we may report in clinical trials of the ADC Therapies or any future product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting. Similarly, negative results reported by our competitors about their ADC drug candidates may negatively affect patient recruitment in our clinical trials. Enrollment delays in our clinical trials may result in increased development costs for the ADC Therapies and any other product candidates that we may develop and jeopardize our ability to obtain regulatory approval for such product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, there is a risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, may not survive the full terms of the clinical trials. As a result, we may have difficulty maintaining participation in our clinical trials through treatment and any follow-up periods. In addition, we rely on clinical trial sites to ensure timely conduct of our clinical trials and, while we have entered into agreements governing their services, we are limited in our ability to compel their actual performance.

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

We may also evaluate product candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. We will not be able to market a product candidate in combination with any such unapproved therapies that do not ultimately obtain regulatory approval.

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

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genetic alteration that the companion diagnostic was developed to detect. If the FDA, EMA or a comparable regulatory authority requires approval of a companion diagnostic for any future product candidate or new indication that we may develop, whether before or concurrently with approval of such product candidate, we, and/or future collaborators, may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of such product candidate. Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. In June 2023, FDA announced a new voluntary pilot program through which drug manufacturers can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests, or LDTs, and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. In 2025, the U.S. District Court for the Eastern District of Texas vacated FDA’s LDT Final Rule, declaring that LDTs are not devices regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (FD&C Act) and instead are professional services regulated by the CMS under the Clinical Laboratory Improvement Amendments of 1988. In January 2024, FDA announced its plans to reclassify certain high-risk in vitro diagnostics, including companion diagnostics, as Class II (or moderate risk) devices. We will continue to evaluate the impact of FDA guidance and other developments in the diagnostic space. This guidance and future issuances from the FDA and other regulatory authorities may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

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

Fast Track designation is designed to facilitate the development and expedite the review of therapies intended for the treatment of a serious or life-threatening condition which demonstrates the potential to address unmet medical needs for the condition. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. If any product candidates that we may develop that receives Fast Track designation does not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. The FDA may withdraw any Fast Track Designation at any time. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures and we may not experience a faster development process, review or approval compared to conventional FDA procedures.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require a pharmaceutical manufacturer to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. In June 2026, the CMS issued a proposed rule that would codify policies established in guidance documents for the Medicare Drug Price Negotiation Program for initial price applicability year 2029 and beyond. CMS plans to release guidance to implement policies related to the effectuation of the MFP for the Medicare Drug Price Negotiation Program for 2028, consistent with the Inflation Reduction Act. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. If HHS begins to set most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, that can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such laws after obtaining regulatory approval for any of the product candidates that we may develop. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

As of August 3, 2026, we have 32 full-time or part-time employees. In order to successfully implement our plans and strategies, from time to time we may need additional managerial, operational, development, financial and other personnel. In order to successfully implement our plans and strategies, from time to time we may need additional managerial, operational, development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. Similar rules may apply under state tax laws. We have experienced such ownership changes in the past and we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside our control. To the extent such limitations will cause NOL and research and development credit carryforwards to expire unused, these tax attributes have been removed from our deferred tax assets. Our ability to utilize our NOLs and certain other tax attributes could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations. Moreover, due to suspensions on the use of NOLs or other regulatory changes by certain jurisdictions, our NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For example, in June 2024, California enacted legislation that limits the use of state NOLs for tax years beginning on or after January 1, 2024 and before January 1, 2027.

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

For example, the BIOSECURE Act was signed into law as a part of the 2026 National Defense Authorization Act, which includes Section 851 regarding a “[p]rohibition on contracting with certain biotechnology providers." This law restricts federal government contracts, grants, and loans from being issued to companies that use biotechnology equipment or services produced or provided by select Chinese biotechnology companies (each, a “biotechnology company of concern”), as part of such companies’ performance of those agreements with the U.S. government. This legislation, including its implementing regulations, or similar legislation in the future, could adversely impact our current or future third-party arrangements with certain companies, including those in China or Chinese-owned U.S. companies, which could delay or impact our clinical trials and consequently delay or obstruct successful commercialization of our product candidates. Foreign CMOs may be a target of U.S. legislation, including the BIOSECURE Act, and trade restrictions and other foreign regulatory requirements could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, restrict or even prohibit our ability to work with such CMOs, or have an adverse effect on our ability to secure significant commitments from governments to purchase potential therapies. Once the implementing regulations of Section 851 come into effect, which will be no later than the third quarter of 2028, some of our business partners like WuXi Biologics may be designated as biotechnology companies of concern through the criteria and process established by the implementing regulations. Even if we do not seek any covered federal government contracts, grants, or loans, it is possible that commercial partners, government agencies, or other third parties may view our business less favorable if we contract with entities that ultimately become biotechnology companies of concern.

In addition, other U.S. national security laws and regulations could also affect the transfer of certain types of data abroad, including to China. For example, the Department of Justice issued a final rule which took effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in

China and other designated countries, or with other specified links to China and other designated countries. These rules also may broadly require us to extract promises from other third-party service providers that they will not transfer data we share with them onward to parties linked to countries of concern.

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

Our stock price is volatile.

The market price of our common stock could be subject to significant fluctuations. From the completion of our reverse merger with Aerpio Pharmaceuticals, Inc. on August 26, 2021 through August 3, 2026, the closing price for our common stock ranged from a low of $1.32 to a high of $33.00 per share. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

On February 12, 2024, we filed a universal shelf registration statement on Form S-3 (File No. 333-277018) (the “Shelf Registration Statement”), which became effective on April 30, 2024. No securities have yet been sold under the Shelf Registration Statement. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. Further, pursuant to the (i) Registration Rights Agreement dated March 4, 2025, we filed a registration statement on Form S-3 to register the shares of common stock (including those subject to pre-funded warrants) issued and sold in the PIPE Financing that closed on March 4, 2025, which registration statement was declared effective on April 8, 2025, and (ii) Registration Rights Agreement dated May 14, 2026, we filed a registration statement on Form S-3 to register the shares of common stock (including those subject to pre-funded warrants) issued and sold in the PIPE Financing that closed on May 14, 2026, which registration statement was declared effective on June 9, 2026.

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

Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of June 30, 2026, we had cash, cash equivalents and short-term investments of $190.0 million consisting of U.S. government treasury bills, commercial paper, and corporate debt securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on March 18, 2025).

4.1	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38560) filed with SEC on May 13, 2026).

10.1

Securities Purchase Agreement, dated May 12, 2026 by and among the Company and each purchaser identified on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on May 13, 2026).

10.2

Registration Rights Agreement, by and among the Company and the purchasers thereto, dated May 14, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (File No. 333-296353) filed with the SEC on May 29, 2026).

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

WHITEHAWK THERAPEUTICS, INC.

Date: August 6, 2026	By:	/s/ Scott Giacobello
Scott Giacobello
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)