Form 10-Q
period 2026-09-30
Whitehawk Therapeutics, Inc.
filed 2026-11-09
CIK 1422142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, the registrant had 59,008,982 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITEHAWK THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data and par value)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$68,973	$37,568
Short-term investments	100,699	108,129
Prepaid expenses and other current assets	2,299	3,316
Total current assets	171,971	149,013
Property and equipment, net	3	3
Operating lease right-of-use assets	212	—
Other assets	1,500	1,814
Total assets	$173,686	$150,830

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,224	$917
Accrued liabilities	8,087	13,602
Operating lease liabilities, current portion	130	—
Total current liabilities	10,441	14,519
Operating lease liabilities, net of current portion	88	—
Total liabilities	10,529	14,519
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 59,008,982 and 47,145,719 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	5	4
Additional paid-in capital	576,661	489,437
Accumulated other comprehensive (loss) income	(216)	120
Accumulated deficit	(413,293)	(353,250)
Total stockholders’ equity	163,157	136,311
Total liabilities and stockholders’ equity	$173,686	$150,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEHAWK THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share data and earnings per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Product sales, net	$—	$—	$—	$7,145
Total revenue	—	—	—	7,145
Operating expenses
Selling, general and administrative	4,805	5,201	16,311	23,956
Research and development	18,138	14,345	48,263	71,942
Cost of goods sold	—	—	—	760
Total operating expenses	22,943	19,546	64,574	96,658
Loss from operations	(22,943)	(19,546)	(64,574)	(89,513)
Other income (expense)
Gain on sale of business	—	(177)	—	87,266
Foreign exchange loss	(3)	—	(9)	(3)
Other income	—	127	—	285
Interest income	1,737	1,850	4,540	4,620
Total other income (expense), net	1,734	1,800	4,531	92,168
(Loss) income before income tax expense	(21,209)	(17,746)	(60,043)	2,655
Income tax expense (benefit)	—	—	—	—
Net (loss) income	$(21,209)	$(17,746)	$(60,043)	$2,655
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of tax	(153)	130	(336)	123
Comprehensive (loss) income	(21,362)	(17,616)	(60,379)	2,778
Net (loss) income per share:
Basic	$(0.23)	$(0.26)	$(0.73)	$0.04
Diluted	$(0.23)	$(0.26)	$(0.73)	$0.04
Weighted average shares outstanding:
Basic	93,866,642	69,204,899	82,086,813	59,417,911
Diluted	93,866,642	69,204,899	82,086,813	60,057,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEHAWK THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, including share amounts)

(Unaudited)

	For the Three and Nine Months Ended September 30, 2026
	Stockholders' Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2025	47,145	$4	$489,437	$120	$(353,250)	$136,311
Share-based compensation expense	—	—	2,193	—	—	2,193
Issuance of common stock in conjunction with vesting of restricted stock units	51	—	—	—	—	—
Unrealized loss on investments, net of tax	—	—	—	(135)	—	(135)
Net loss	—	—	—	—	(22,194)	(22,194)
Balance at March 31, 2026	47,196	$4	$491,630	$(15)	$(375,444)	$116,175
Share-based compensation expense	—	—	1,520	—	—	1,520
Issuance of common stock upon exercise of warrants	3,210	—	—	—	—	—
Issuance of common stock upon exercise of stock options	24	—	56	—	—	56
Issuance of common stock under the employee stock purchase plan	16	—	28	—	—	28
Issuance of common stock in conjunction with vesting of restricted stock units	2,232	—	—	—	—	—
Private placement, net of transaction costs	4,331	1	81,833	—	—	81,834
Unrealized loss on investments, net of tax	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	(16,640)	(16,640)
Balance at June 30, 2026	57,009	$5	$575,067	$(63)	$(392,084)	$182,925
Share-based compensation expense	—	—	1,746	—	—	1,746
Issuance of common stock upon exercise of warrants	2,000	—	—	—	—	—
Private placement, net of transaction costs	—	—	(152)	—	—	(152)
Unrealized loss on investments, net of tax	—	—	—	(153)	—	(153)
Net loss	—	—	—	—	(21,209)	(21,209)
Balance at September 30, 2026	59,009	$5	$576,661	$(216)	$(413,293)	$163,157

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

WHITEHAWK THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(60,043)	$2,655
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	5,459	7,485
Gain on sale of business	—	(87,266)
Discount amortization on short-term investments	(1,048)	(696)
Non-cash lease expense	17	74
Depreciation expense	2	78
Changes in operating assets and liabilities:
Accounts receivable	—	(1,000)
Inventory	—	170
Prepaid expenses and other current assets	2,988	(59)
Other non-current assets	439	(601)
Operating lease liabilities	(12)	(89)
Accounts payable and accrued liabilities	(4,212)	(748)
Other liabilities	—	(202)
Net cash used in operating activities	(56,410)	(80,199)
Cash flows from investing activities:
Proceeds from sale of business, net cash, cash equivalents, and restricted cash	—	101,286
Purchases of property and equipment	(3)	(552)
Purchase of short-term investments	(105,415)	(125,770)
Maturity of short-term investments	111,587	20,081
Net cash provided by (used in) investing activities	6,169	(4,955)
Cash flows from financing activities:
Proceeds from sale of common stock and prefunded warrants in PIPE financing	87,500	100,002
Proceeds from issuance of common stock under employee stock purchase plan	29	24
Issuance of common stock upon exercise of stock options	56	26
Payment of PIPE financing related transaction costs	(5,819)	(5,625)
Deferred offering costs paid for financing	(120)	(76)
Net cash provided by financing activities	81,646	94,351
Net increase in cash and cash equivalents	31,405	9,197
Cash, cash equivalents and restricted cash, beginning of period	37,568	28,734
Cash and cash equivalents, end of period	$68,973	$37,931

Supplemental disclosure of cash flow information:
Deferred offering costs included in accounts payable and accrued liabilities	$5	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$227	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITEHAWK THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Organization and Operations

Whitehawk Therapeutics, Inc. (together with its subsidiaries, the "Company") is a clinical-stage oncology therapeutics company applying advanced technologies to established tumor biology that are intended to efficiently develop improved cancer treatments. The Company has deep experience in chemistry, formulation, and drug delivery, as well as research, clinical, and commercial pharmaceutical development, and taking product candidates from the clinic to approval, launch, and commercialization.

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

The Company has experienced net losses since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $413.3 million as of September 30, 2026, and net loss of $60.0 million and net income of $2.7 million for the nine months ended September 30, 2026 and 2025, respectively. The net income recorded for the nine months ended September 30, 2025 is primarily attributable to the gain on sale related to the FYARRO Divestiture. Prior to the FYARRO Divestiture, the Company's operating losses were funded primarily from outside sources of invested capital through the issuance of convertible promissory notes, grant funding, the sale of securities, and proceeds from license agreements.

The Company had cash, cash equivalents and short-term investments of $169.7 million at September 30, 2026. Management believes the Company’s cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the issuance of these financial statements. If the Company is unable to achieve and maintain profitability, it will need additional financing to support its continuing operations and pursue its strategic objectives. Additional financing may be achieved through a combination of equity offerings and debt financing. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.

On March 17, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million through Cowen as its sales agent for an at-the-market-offering. Any sales under the Sales Agreement may result in dilution to existing shareholders. As of September 30, 2026, no shares of common stock had been sold under this Sales Agreement.

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

The condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025 excludes the assets and liabilities of Aadi Subsidiary, which were divested as of the sale date. See Note 14 for additional information.

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

Risks and Uncertainties

Following the FYARRO Divestiture, the Company is a clinical-stage biopharmaceutical company with a limited operating history and three clinical product candidates and additional preclinical programs. The Company's ability to generate revenue and achieve profitability depends significantly on the ability to achieve several objectives relating to the discovery, development and commercialization of the Company's portfolio of three next generation antibody drug conjugates (the "ADC Therapies") and any other product candidates that may be developed in the future.

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

Restructuring Charges

Restructuring charges consist primarily of employee severance, contract termination costs and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. For one-time employee termination benefits, the Company recognizes the liability in full on the communication date when future services are not required or amortizes the liability ratably over the service period, if required. The fair value of termination benefits reflects the Company’s estimate of expected utilization of certain Company-funded post-employment benefits. One-time termination benefits include severance and continuation of health insurance coverage for certain employees.

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

Customer Concentration

The Company did not have customer revenue for the three and nine months ended September 30, 2026 and the three months ended September 30, 2025. For the nine months ended September 30, 2025, two customers represented 37% and 60% of the Company’s revenue.

The Company did not have accounts receivable as of September 30, 2026 and December 31, 2025.

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities purchased with original maturities of three months or less at the date of purchase to be cash equivalents.

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

Property and Equipment, Net

Property and equipment, consisting of computers and software, furniture and fixtures, and construction in process are stated at cost, less accumulated depreciation. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Such costs are periodically reviewed for recoverability when impairment indicators are present.

Details of property and equipment are presented as follows (in thousands):

	September 30, 2026	December 31, 2025
Computers and Software	$341	$341
Furniture and fixtures	36	36
Construction in process	2	—
Total	$379	$377
Accumulated depreciation	(376)	(374)
Property and equipment, net	$3	$3

Depreciation expense on property and equipment amounted to $0.8 thousand and $5.6 thousand for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense on property and equipment amounted to $2.4 thousand and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. As the Company’s leases do not typically provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. For finance leases, depreciation expense is recognized for the leased asset acquired and interest expense is recognized related to the portion of the financing in the condensed consolidated statements of operations and comprehensive (loss) income. For operating leases, lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expense in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient to not separate between lease and non-lease components.

Commitments and Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable that a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of September 30, 2026 and December 31, 2025.

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

Co-Payment Assistance: The Company offers co-payment assistance to commercially insured patients meeting certain eligibility requirements. Co-payment assistance is accrued at the time of product sale to SDs and SP based on estimated patient participation and average co-pay benefit to be paid per claim. The Company's estimated amounts are compared to actual program participation and co-pay amounts paid using data provided by third-party administrators. If actual amounts differ from the original estimates the assumptions being applied are updated and adjustment for prior period accruals will be adjusted in the current period.

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

Revenue and allowances described above were recorded through the FYARRO Divestiture date of March 25, 2025. The total amount deducted from gross product sales for the allowances described above for the three months ended September 30, 2026 and 2025 was $0. The total amount deducted from gross product sales for the allowances described above for the nine months ended September 30, 2026 and 2025 was $0 and $2.1 million, respectively.

The following table sets forth the changes in the accrued revenue allowances (in thousands):

Nine Months Ended September 30, 2025
Balance at beginning of period	$1,411
Provision for current period sales	2,085
Payments	(1,686)
Allowances transferred in sale of Aadi Subsidiary, Inc.	(1,810)
Balance at end of period	$—

Cost of Goods Sold

Cost of goods sold consists primarily of royalties paid to BMS, costs incurred on sales of FYARRO and costs to manufacture and prepare the product for sales subsequent to the FDA approval in November 2021. Cost of goods sold was recorded through the FYARRO Divestiture date of March 25, 2025.

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

For the three months ended September 30, 2026 and 2025, the Company recorded $3.2 million and $0, respectively, in IPR&D for development milestone-related expense. The Company recorded $8.5 million and $40.4 million in IPR&D for development milestone-related expense for the nine months ended September 30, 2026 and 2025, respectively.

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

Share-Based Compensation

The Company recognizes all share-based payments to employees, including grants of employee stock options and restricted stock units in the condensed consolidated statements of operations and comprehensive (loss) income based on their fair values. All of the Company’s share-based awards, to employees, non-employees, officers, and directors, are subject only to service-based vesting conditions. Compensation expense for awards to employees is calculated on a straight-line basis by recognizing the fair value over the associated service period of the award, which is generally the vesting term. Options granted during the year have a maximum contractual term of ten years.

Employee Stock Purchase Plan

Share-based compensation expense for employee stock purchases under the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”) is recorded at the estimated fair value of the purchase as of the plan enrollment date and is recognized as an expense on a straight-line basis over the applicable six-month 2021 ESPP offering period.

Other Income (Expense)

During the three and nine months ended September 30, 2026, other income includes interest income earned on cash, cash equivalents and short-term investments, and foreign exchange loss. During the three months ended September 30, 2025, other income includes interest income earned on cash, cash equivalents, short-term investments, foreign exchange loss, and income received for billable services not part of the Company's ordinary activities provided by its employees to KAKEN under a Transition Services Agreement ("TSA"). The TSA was entered into in connection with the sale of the business on March 25, 2025 and expired September 30, 2025. During the nine months ended September 30, 2025 other income includes interest income earned on cash, cash equivalents, short-term investments, gain on sale of a business, foreign exchange loss, and income received for billable services not part of the Company's ordinary activities provided by its employees to KAKEN under the TSA.

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

Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Basic and diluted weighted average shares of common stock outstanding for the three and nine months ended September 30, 2026 includes the weighted average effect of 17,991,021 and 16,866,574 pre-funded warrants, respectively, which were issued in May 2026 and March 2025, respectively. Basic and diluted weighted average shares of common stock outstanding for the three and nine months ended September 30, 2025 includes the weighted average effect of 20,076,500 and 2,000,037 pre-funded warrants, which were issued in March 2025 and September 2022, respectively. The pre-funded warrants were issued for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.0001 per share. See Note 8 for more information on the pre-funded warrants.

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive.

The Company incurred net losses for the three and nine months ended September 30, 2026 and therefore did not include potentially dilutive common stock equivalents in the computation of diluted net loss per share. For the three months ended September 30, 2025, the Company incurred net losses and therefore did not include potentially dilutive common stock equivalents in the computation of diluted net loss per share. For the nine months ended September 30, 2025 options to purchase common stock totaling 3,805,985 shares, were excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive.

The computations for basic and diluted EPS were as follows (in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income for basic and diluted EPS	$(21,209)	$(17,746)	$(60,043)	$2,655

Weighted-average shares for basic EPS	93,866,642	69,204,899	82,086,813	59,417,911
Effect of dilutive stock options	—	—	—	35,423
Effect of dilutive restricted stock units	—	—	—	604,538
Weighted-average shares for diluted EPS	93,866,642	69,204,899	82,086,813	60,057,872

Net income (loss) per share:
Basic EPS	$(0.23)	$(0.26)	$(0.73)	$0.04
Diluted EPS	$(0.23)	$(0.26)	$(0.73)	$0.04

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

On December 8, 2025, the FASB issued Accounting Standards Update ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which primarily amends FASB Accounting Standards Codification 270, Interim Reporting, clarifying the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements. The amendments in ASU 2025-11 apply to all entities that provide interim financial statements and notes in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Early adoption is permitted. ASU 2025-11 can be applied prospectively or retrospectively and is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the impact of ASU 2025-11 on the financial statements and related disclosures.

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

3. Fair Value Measurement

The following table sets forth the recurring fair value of the Company’s financial assets and liabilities, allocated into the Level 1, Level 2 and Level 3 hierarchy that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$68,723	$—	$—	$68,723
U.S. government treasury bills	49,021	—	—	49,021
Commercial paper	—	13,667	—	13,667
Corporate bonds	—	38,011	—	38,011
Total financial assets	$117,744	$51,678	$—	$169,422

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$37,318	$—	$—	$37,318
U.S. government treasury bills	43,881	—	—	43,881
Commercial paper	—	16,262	—	16,262
Corporate bonds	—	47,986	—	47,986
Total financial assets	$81,199	$64,248	$—	$145,447

(1)
Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

4. Short-Term Investments and Cash Equivalents

The following table summarizes the Company's short-term investments (in thousands):

		As of September 30, 2026
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$68,723	$—	$—	$68,723
U.S. government treasury bills	Less than 1	47,593	—	(76)	47,517
Commercial paper	Less than 1	13,696	—	(29)	13,667
Corporate bonds	Less than 1	32,659	3	(78)	32,584
U.S. government treasury bills	More than 1 less than 2	1,512		(8)	1,504
Corporate bonds	More than 1 less than 2	5,455	—	(28)	5,427
Total		$169,638	$3	$(219)	$169,422

		As of December 31, 2025
	Maturity (In Years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds		$37,318	$—	$—	$37,318
U.S. government treasury bills	Less than 1	43,857	24	—	43,881
Commercial paper	Less than 1	16,239	23	—	16,262
Corporate bonds	Less than 1	44,907	66		44,973
Corporate bonds	More than 1 less than 2	3,006	7	—	3,013
Total		$145,327	$120	$—	$145,447

As of September 30, 2026, available-for-sale debt securities in unrealized loss positions had an aggregate fair value of $96.1 million and gross unrealized losses of $0.2 million. The available-for-sale debt securities have been in unrealized loss positions for less than 12 months. There were no available-for-sale debt securities in unrealized loss positions as of

December 31, 2025. The unrealized losses were attributable to changes in market interest rates and not to deterioration in the creditworthiness of the issuers. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity. No allowance for credit losses was recorded as of September 30, 2026 or December 31, 2025. No realized losses were recorded as of September 30, 2026 and December 31, 2025.

5. Accrued Liabilities

Details of accrued liabilities are presented as follows (in thousands):

	September 30, 2026	December 31, 2025
Accrued professional fees	$548	$968
Accrued salaries and payroll	1,295	602
Accrued restructuring charges	—	192
Accrued bonus	2,576	3,160
Accrued contract manufacturing	43	3,935
Accrued clinical	1,618	12
Accrued research and development	1,897	4,627
Accrued other	110	106
Total accrued liabilities	$8,087	$13,602

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

In August 2026, the Company’s sublease agreement with KAKEN for shared office space became effective upon receipt of landlord and sublandlord consent. The agreement has a term of twenty-one months and expires in May 2028. The Company accounts for the arrangement as an operating lease under ASC 842, with the related right-of-use asset and lease liability recognized in the condensed consolidated balance sheets.

The following table summarizes information related to the Company’s leases (in thousands):

	September 30, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	$212	$—
Liabilities:
Operating lease liabilities, current	$130	$—
Operating lease liabilities, non-current	88	—
Total operating lease liabilities	$218	$—

Rent expense for the three and nine months ended September 30, 2026 and 2025 is presented on the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease rent expense	$41	$34	$87	$142

Cash paid for leases and included in operating cash flows for the nine months ended September 30, 2026 and 2025 is presented on the following table (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid included in operating cash flows	$—	$99

The future minimum lease payments required under the operating leases as of September 30, 2026, are summarized below (in thousands):

Future Minimum Lease Payments:
2026	$34
2027	140
2028	54
Total minimum lease payments	$228
Less: amount representing interest	(10)
Present value of operating lease liabilities	$218
Less: operating lease liabilities, current	(130)
Operating lease liabilities, non-current	$88
Remaining lease term (in years)	1.6
Incremental borrowing rate	6.75%

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

Under the terms of the BMS License Agreement, BMS is entitled to receive royalties on net sales from licensed products under the agreement and any sublicense fees. During the three months ended September 30, 2026 and 2025, royalties on net product sales were $0. During the nine months ended September 30, 2026 and 2025, royalties on net product sales were $0 and $0.5 million, respectively. No payments related to sublicense fees were paid during the three and nine months ended September 30, 2026 and 2025.

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

8. Stockholders’ Equity

Preferred Stock

As of September 30, 2026 and December 31, 2025, under the Company’s certificate of incorporation, as amended and restated, the Company has 10,000,000 shares of preferred stock, par value $0.0001 per share, in authorized capital with no shares outstanding.

Common Stock and Pre-Funded Warrants

As of September 30, 2026 and December 31, 2025, the Company had 300,000,000 shares of authorized common stock, par value of $0.0001 per share, under the Company's certificate of incorporation, as amended and restated. As of September 30, 2026 and December 31, 2025, the shares of common stock outstanding were 59,008,982 and 47,145,719, respectively.

In March 2022, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company, LLC (“Cowen”), with respect to an “at the market offering” program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock having aggregate gross proceeds of up to $75.0 million through Cowen as its sales agent. The Company will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of September 30, 2026, no shares of common stock had been sold pursuant to the Sales Agreement.

On September 22, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for a private investment in public equity financing (the “2022 PIPE Financing”) with certain investors (the “2022 PIPE Investors”) for the sale by the Company of (i) 3,373,526 shares of the Company’s common stock for a price of $12.50 per share and (ii) pre-funded warrants (the "2022 Pre-Funded Warrants") to purchase an aggregate of 2,426,493 shares of the Company's common stock at a purchase price of $12.4999 per 2022 Pre-Funded Warrant. The 2022 PIPE Financing closed on September 26, 2022. Aggregate net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the securities, were $72.2 million. As of September 30, 2026, all of the 2022 Pre-Funded Warrants have been exercised.

On December 19, 2024, the Company entered into the Subscription Agreement for a private investment in public equity financing (the "2024 PIPE Financing") with certain investors (the "2024 PIPE Investors"), pursuant to which the Company agreed to sell to the 2024 PIPE Investors (i) 21,592,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $2.40 per share, and (ii) pre-funded warrants to purchase an aggregate of 20,076,500 shares of the Company's common stock (the "2024 Pre-Funded Warrants"), at a purchase price of $2.3999 per 2024 Pre-Funded Warrant, for aggregate net proceeds of $94.4 million, after deducting certain expenses incurred of $5.6 million related to the issuance of shares. The 2024 PIPE Financing was conditioned upon the Company's shareholders approving the 2024 PIPE Financing and closed on March 4, 2025 after such approval was obtained. As of September 30, 2026, 16,866,574 of the 2024 Pre-Funded Warrants were outstanding.

On May 13, 2026, the Company entered into a securities purchase agreement for a private investment in public equity financing (the "2026 PIPE Financing") with certain investors (the "2026 PIPE Investors"), pursuant to which the Company agreed to sell to the 2026 PIPE Investors (i) 4,330,866 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $3.92 per share, and (ii) pre-funded warrants to purchase an aggregate of 17,991,021 shares of the Company's common stock (the "2026 Pre-Funded Warrants" and together with the 2022 Pre-Funded Warrants and 2024 Pre-Funded Warrants, the "Pre-Funded Warrants"), at a purchase price of $3.9199 per 2026 Pre-Funded Warrant, for aggregate net proceeds of $81.7 million, after deducting certain expenses incurred of $5.8 million related to the issuance of shares. As of September 30, 2026, all 17,991,021 of the 2026 Pre-Funded Warrants were outstanding.

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

The Pre-Funded Warrants are indexed to the Company's common stock and meet the conditions for equity classification in accordance with ASC 815-40. As such, the Pre-Funded Warrants are classified as additional paid-in capital within the stockholders' equity on the Company's condensed consolidated balance sheets.

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

As of September 30, 2026, 105,469, 15,036, 12,570,634, and 490,000 shares were outstanding under the Private Aadi Plan, 2017 Plan, 2021 Plan, and 2023 Inducement Plan, respectively.

The following table summarizes the stock option activity during the nine months ended September 30, 2026:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	8,120,654	$6.31	8.19	$2,642
Granted	4,093,120	3.73
Exercised	(24,286)	2.29
Cancelled/Forfeited	(41,539)	9.76
Outstanding as of September 30, 2026	12,147,949	$5.44	8.20	$10,271
Options exercisable as of September 30, 2026	5,065,930	$8.71	6.89	$4,559
Vested and expected to vest as of September 30, 2026	12,147,949	$5.44	8.20	$10,271

As of September 30, 2026, there was $14.4 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.61 years.

The total intrinsic value of the options exercised during the three months ended September 30, 2026, and 2025, was $0. The total intrinsic value of the options exercised during the nine months ended September 30, 2026 and 2025 was $48.7 thousand and $43.6 thousand, respectively.

As of September 30, 2026, and December 31, 2025, 73,332 and 2,520,585 shares were reserved for future awards under the 2021 Plan, respectively. As of September 30, 2026 and December 31, 2025, 110,000 shares were reserved for future awards under the 2023 Inducement Plan.

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

Activity with respect to the Company’s restricted stock units during the nine months ended September 30, 2026 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2025	2,452,690	$1.73
Granted	876,192	4.09
Vested/Issued	(2,282,458)	1.70
Forfeited	(13,234)	1.74
Nonvested shares at September 30, 2026	1,033,190	$3.78

As of September 30, 2026, there was $3.6 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 0.96 years.

Compensation Expense Summary

The Company recognized the following compensation cost related to employee and non-employee share-based compensation activity for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative	$1,055	$1,777	$3,383	$4,917
Research and development	691	941	2,076	2,568
Total	$1,746	$2,718	$5,459	$7,485

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for share-based option awards. Option pricing and models require the input of various assumptions, including the option’s expected life, expected dividend yield, price volatility and risk-free interest rate of the underlying stock. Forfeitures are recognized and accounted for as they occur.

The calculation was based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average grant date fair value (per share)	$3.96-$4.63	$1.86	$2.88-$4.63	$1.85
Risk-free interest rate	4.47%-4.87%	3.94%	3.72%-4.87%	3.94% - 4.19%
Expected volatility	79.43%-79.60%	84.69%	79.13%-82.12%	84.03% - 89.48%
Expected term (in years)	5.77-6.08	6.08	5.50-6.08	5.49 - 6.08
Expected dividend yield	—	—	—	—

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

The calculation was based on the following assumptions:

	Three and Nine Months Ended September 30, 2026	Three and Nine Months Ended September 30, 2025
Strike price (per share)	$1.82-$4.00	$1.69 - $2.11
Risk-free interest rate	3.77%-3.80%	4.29% - 4.44%
Expected volatility	73.73%-80.01%	55.26% - 88.23%
Expected term (in years)	0.5	0.5
Expected dividend yield	—	—

As of September 30, 2026, and December 31, 2025, 1,318,718 and 1,023,856 shares of common stock were available for issuance under the 2021 ESPP, respectively. The Company had an outstanding liability of $125.0 thousand and $24.0 thousand as of September 30, 2026, and December 31, 2025, respectively, which will be recognized over six months. For the nine months ended September 30, 2026 and 2025, 15,755 and 16,337 shares were issued under the 2021 ESPP, respectively.

11. Income Taxes

The Company recorded no income tax expense for the nine months ended September 30, 2026 and 2025. The Company continues to maintain a full valuation allowance.

12. Commitments and Contingencies

Litigation

From time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company has no ongoing legal proceedings or claims where a liability has been recorded as of September 30, 2026 and December 31, 2025.

Purchase Commitments

The Company has ongoing contracts with vendors for clinical trials, research and development, and contract manufacturing. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of $3.6 million and $8.6 million for expenditures incurred by clinical, research and development, and contract manufacturing vendors as of September 30, 2026, and December 31, 2025, respectively.

13. Restructuring

On August 21, 2024, the Company announced a restructuring plan to reduce the Company’s workforce by approximately 32% in response to the Company's announcement on August 20, 2024 that it planned to halt the registration-intended PRECISION1 trial of nab-sirolimus in patients with solid tumors harboring TSC1 or TSC2 inactivating alterations. The Company recorded a total restructuring charge of $2.6 million, which consisted of one-time termination benefits such as severance costs and related benefits. As of September 30, 2026, no one-time termination benefits remain payable. As of December 31, 2025, $0.2 million of one-time termination benefits remained payable and were recorded within the accrued liabilities and other liabilities line items on the Company's condensed consolidated balance sheet. The Company paid $0 and $0.2 million of the liability during the three and nine months ended September 30, 2026, respectively. The Company paid $0.4 million and $1.1 million during the three and nine months ended September 30, 2025, respectively. There were no restructuring charges for the three and nine months ended September 30, 2026 and 2025. Restructuring payments commenced in September 2024 and were completed in March 2026.

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

15. Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has identified its Chief Executive Officer as the chief operating decision maker (CODM) and the Company views its operations and manages its business in one operating segment, applying advanced technologies to established tumor biology that are intended to efficiently develop improved cancer treatments. The CODM assesses performance for the Company's single operating segment and decides how to allocate resources based on research and development expenses incurred and on net (loss) income as reported on the statement of operations and comprehensive (loss) income. The measure of segment assets is reported on the balance sheet as total assets. Further, segment depreciation expense and segment asset additions are consistent with amounts reported within the statement of cash flows given the Company's operations are aggregated within a single reportable segment. The Company's revenues relate to sales of FYARRO, which was divested as of March 25, 2025. Refer to Note 2 for further information. All the assets and operations of the Company’s sole operating and reportable segment are located in the United States.

Significant segment expenses which are regularly reported to the CODM for purposes of making decisions regarding the allocation of resources are included within the table below and are reconciled to net (loss) income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total Revenue	$—	$—	$—	$7,145
Less:
ADC assets - research and development expenses	14,705	5,247	35,843	48,701
ADC assets - contract manufacturing	3,433	9,323	12,413	18,199
FYARRO - research and development expenses	—	(225)	7	5,040
FYARRO - commercial and marketing expenses	—	14	—	294
Finance and accounting expenses (1)	1,956	2,099	5,731	7,349
Legal expenses	742	1,108	3,024	4,680
Other segment items (2)	373	180	3,025	(79,773)
Net (loss) income	$(21,209)	$(17,746)	$(60,043)	$2,655

(1)
Finance and accounting expenses primarily include share-based compensation, insurance, salaries and wages, and other outside consulting services.
(2)
Other segment items primarily include other SG&A departmental expenses, cost of sales, other income, and gain on sale of business.

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
•
the timing, progress and results of preclinical studies and clinical trials for our programs and product candidates (including our anticipated submission of an investigational new drug application for new programs starting in the second half of 2027 in connection with our option agreement with Hangzhou DAC and collaboration agreement with Biocytogen Boston Corp.), the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
the anticipated timing of releasing data for current or future clinical trials, including our expected timing of the data readouts for the HWK-007 and HWK-016 Phase 1 clinical trials in the first half of 2027 and for the HWK-206 Phase 1 clinical trial by year-end 2027;
•
the anticipated timing of commencement, enrollment, and completion of any current or future clinical trials for the ADC Therapies or any other product candidates we may develop, including our expectation to activate the first clinical sites for our HWK-206 Phase 1 clinical trial in China in the first quarter of 2027;
•
our belief that, with the three ADC Therapies, we have the ability to pursue multiple cancer indications with high potential in large addressable patient populations, including and beyond those indications currently expected to be targeted in our ongoing and upcoming Phase 1 trials;
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

The U.S. Food and Drug Administration (“FDA”) cleared an investigational new drug application (“IND”) for each of HWK-007, for the treatment of solid tumors, including non-small cell lung cancer (“NSCLC”), ovarian cancer and endometrial cancer, HWK-016, for the treatment of advanced ovarian and endometrial cancers, and HWK-206 for the treatment of small cell lung cancer ("SCLC") and neuroendocrine tumors (“NETs”), in the fourth quarter of 2025, first quarter of 2026 and third quarter of 2026, respectively. The Phase 1 trials for each ADC Therapy are now actively recruiting. We expect data readouts with respect to the clinical trials of HWK-007 and HWK-016 in the first half of 2027 for each trial. With these three assets, we believe we have the ability to pursue multiple cancer indications with high potential in large addressable patient populations, including and beyond those indications currently expected to be targeted in our ongoing and upcoming Phase 1 trials.

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

Legacy FYARRO Business

For the periods presented and through the FYARRO Divestiture (as defined below), our lead drug product was FYARRO® (sirolimus protein-bound particles for injectable suspension (albumin-bound); nab-sirolimus). Nab-sirolimus is a potent inhibitor of the mTOR biological pathway with demonstrated anti-cancer activity in advanced malignant perivascular epithelioid cell tumor (“PEComa”), a rare cancer. We exclusively licensed FYARRO, previously called ABI-009, nab-sirolimus, from Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of Bristol-Myers Squibb Company (“BMS”). We refer to the development, production and commercial sale of FYARRO herein as the “FYARRO Business”. On February 22, 2022, we launched FYARRO in the United States for treatment of advanced malignant PEComa and recognized net product sales of $0 for the three and nine months ended September 30, 2026, and $0 and $7.1 million for the three and nine months ended September 30, 2025, respectively. See “Results of Operations” for further discussion of our results.

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

Legacy FYARRO Business Agreements

Former BMS License Agreement. We had exclusive rights for certain patents and a non-exclusive license for certain technology and know-how pertaining to ABI-009 (which we refer to as FYARRO) pursuant to an amended and restated license agreement, dated November 15, 2019, as amended August 31, 2021 (the “BMS License Agreement”) with Abraxis BioScience, LLC, a wholly owned subsidiary of Celgene Corporation, which is a wholly owned subsidiary of BMS. Under the BMS License Agreement, BMS is entitled to receive certain development milestone payments, royalties on net sales from licensed products under the agreement and any sublicense fees. Under the terms of this agreement, we recorded royalties on net product sales of $0 during the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, we recorded royalties on net product sales of $0 and $0.5 million, respectively. No development payments related to milestones were paid during the three and nine months ended

September 30, 2026 and 2025 under the agreement. See Note 7 to the financial statements for more information about the BMS License Agreement.

WuXi Biologics License Agreement

In December 2024, we entered into the License Agreement with WuXi Biologics for exclusive rights to certain patents and know-how pertaining to WuXi Biologics’ preclinical ADC Therapies leveraging Hangzhou DAC linker-payload technology targeting each of MUC16, PTK7 and SEZ6. Under the License Agreement, we paid WuXi Biologics a non-refundable, partial upfront payment of $6.0 million in December 2024 and we paid an additional non-refundable, upfront payment of $38.0 million in April 2025, in each case, for the rights and licenses granted to us by WuXi Biologics. In accordance with the License Agreement, WuXi Biologics is eligible to receive from us (a) up to an aggregate of $265.0 million upon the achievement of certain development milestones, and (b) up to an aggregate of $540.0 million upon the achievement of certain commercial milestones, across all ADC Therapies programs. WuXi Biologics is also entitled to running royalties ranging from low-single-digit to upper-single-digit percentages of annual net sales of licensed products in the territory on a product-by-product and region-by-region basis from the first commercial sale of the applicable licensed product in a particular region until the date which is the later of (i) expiration of the last to expire valid claim of a license patent in such region covering the sale of such licensed product in such region or (ii) ten years after the first commercial sale of such licensed product in such region.

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

Recent Developments

•
HWK-206 Update. In the third quarter of 2026, we filed the IND for HWK-206, our SEZ6-targeted ADC Therapy, which was cleared by the FDA. A Phase 1 trial is now actively recruiting and is initially evaluating activity in HWK-206 for the treatment of SCLC and NETs. In addition, we submitted an IND for HWK-206 in China in the third quarter of 2026 and we anticipate activating our first clinical sites in China in the first quarter of 2027. We expect initial data readout for the HWK-206 Phase 1 clinical trial by year-end 2027.

In October 2026, the FDA granted Fast Track Designation for HWK-206 for the treatment of patients with extensive-stage small cell lung cancer with disease progression on or after platinum-based chemotherapy.

In May 2026, we presented real world analysis as part of our collaboration with Tempus AI supporting the therapeutic potential of targeting SEZ6 with a next-generation ADC for the treatment of neuroendocrine tumors, including SCLC. These data were presented in a poster at the 2026 American Society of Clinical Oncology (ASCO) Annual Meeting, held May 29-June 2, 2026, in Chicago, Illinois. The data showed SEZ6 is highly expressed in SCLC and other tumors of neuroendocrine origin.

•
HWK-007 Update. In September 2026, we presented two real-world analyses as part of our collaboration with Tempus AI supporting PTK7 as a durable and clinically relevant ADC target in patients with pretreated, epidermal growth factor receptor ("EGFR") wild-type NSCLC. The data were presented at the IASLC 2026 World Conference on Lung Cancer (WCLC) hosted by the International Association for the Study of Lung Cancer, held September 12-15, 2026, in Seoul, Republic of Korea. In the first analysis, the data showed that PTK7 expression remained largely stable following standard-of-care immunotherapy, chemotherapy, chemoimmunotherapy and tyrosine kinase inhibitor treatment, suggesting that the target may remain available for PTK7-directed therapy after prior treatment. In the second analysis, the data demonstrated that PTK7 expression was not independently associated with real-world overall survival or progression-free survival in patients with advanced EGFR wild-type lung adenocarcinoma receiving second- or later-line therapy, supporting

PTK7 as a target-engagement biomarker rather than a marker of prognosis. We are currently evaluating HWK-007, our PTK7 targeted ADC Therapy, in an ongoing Phase 1 clinical trial in patients with non-squamous, EGFR wild-type NSCLC, platinum-resistant ovarian cancer and endometrial cancer.
•
HWK-016 Update. In October 2026, we presented two real-world analyses as part of our collaboration with Tempus AI supporting MUC16 as a durable therapeutic target and potential prognostic biomarker in ovarian cancer. These data were presented at the International Gynecologic Cancer Society (IGCS) Annual Global Meeting held October 1-3, 2026, in Montreal, Canada. MUC16 expression remained largely stable following platinum and non-platinum chemotherapy, bevacizumab-containing regimens, PARP inhibitors and mirvetuximab soravtansine, suggesting that the target may be suitable for MUC16-directed therapy after prior standard of care treatment and in combination with standard early-line platinum-based treatment. We are currently evaluating HWK‑016, our MUC16-targeted ADC Therapy, in an ongoing Phase 1 clinical trial in patients with advanced ovarian and endometrial cancers.
•
Pipeline Update. In May 2026, we entered into a new option agreement with Hangzhou DAC for access to CPT113, their core linker-payload technology, for use in up to five additional ADC programs. Per the terms of the option agreement, we will select targets and source antibodies, while retaining global rights and full program control for the new ADC programs.

In addition, in June 2026, we entered into a global collaboration with Biocytogen Boston Corp. ("Biocytogen") to develop bispecific antibody-drug conjugates ("BsADC"). Biocytogen will provide access to up to five bispecific antibodies using its proprietary RenLite® platform, and we will evaluate these in combination with our ADC linker-payload platform technologies. We then have the option to advance any resulting BsADC candidates as part of our pipeline.

We anticipate submitting an investigational new drug application for new programs starting in the second half of 2027 in connection with our option agreement with Hangzhou DAC and collaboration agreement with Biocytogen.

•
New Member of the Board. On September 9, 2026, our board of directors appointed Vijay Iyengar, MD, as a new member of the board. Dr. Iyengar brings more than two decades of oncology experience building and scaling global businesses, leading strategic transactions across development-stage and commercial assets and guiding product portfolios from early development through commercialization. During his nine years in senior leadership roles at Incyte Corporation, he helped drive transformative change, including the launch of five brands across eight indications, the company's expansion into more than 20 countries and growth from approximately $1B to more than $4B in annual revenue. Prior to Incyte, Dr. Iyengar held senior leadership positions in oncology at Novartis. Earlier in his career, he was an Engagement Manager in the healthcare practice at McKinsey & Company.

Impact of Negative Global or National Events

Businesses have been and will continue to be impacted by a number of challenging global and national events and circumstances that continue to evolve, including the implementation of tariffs (and, as applicable, their subsequent actual or threatened modification or removal), turmoil in the global banking system, public health epidemics, such as the COVID-19 pandemic, extreme weather conditions, increased economic and regulatory uncertainty, inflation, interest rates, and geopolitical instability, including trade disputes and negotiations and the military conflicts in Ukraine, the Middle East and in other countries. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third-party manufacturers, and other third parties with whom we do business, as well as their impact on regulatory authorities and our key scientific and management personnel. We continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances.

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

Key Trends and Factors Affecting Comparability Between Periods

•
We recorded a net gain on sale of $87.3 million for the FYARRO Divestiture in the first quarter of 2025.
•
Commercial sale of FYARRO was launched in February 2022, for the treatment of patients with advanced malignant PEComa. We recorded net product sales of $0 for the three months ended September 30, 2026 and 2025, respectively, and $0 and $7.1 million for the nine months ended September 30, 2026 and 2025, respectively. As a result of the FYARRO Divestiture, we no longer commercialize FYARRO as of March 25, 2025. As the commercial sale of FYARRO constituted our sole source of revenue, we do not expect to generate further revenue for the foreseeable future.
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
•
We expect to increase our investment in research and development related to the ADC Therapies. We will continue to incur significant research and development and other expenses related to such ongoing operations. Under the License Agreement, we paid non-refundable license fees of $6.0 million and $38.0 million to WuXi Biologics in the fourth quarter of 2024 and the second quarter of 2025, respectively, plus a 6% VAT fee. Additionally, we recognized $8.5 million of development milestone-related expense for the nine months ended September 30, 2026.

Liquidity and Capital Resources

As of September 30, 2026, we had $169.7 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into the second half of 2028. As of September 30, 2026, we had an accumulated deficit of $413.3 million. Our net loss was $60.0 million and net income of $2.7 million for the nine months ended September 30, 2026 and 2025, respectively. We have incurred net losses in each year since inception except for the nine months ended September 30, 2025 as we incurred net income due to the sale of a business. These losses have resulted principally from costs incurred in connection with research and development activities, selling, general and administrative costs associated with our operations, costs associated with the Reverse Merger, the FYARRO Divestiture, and the in-licensing of the ADC Therapies. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials of the ADC Therapies and identifying and designing product candidates and the regulatory approval process for any product candidates we may develop.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and short-term investments, and foreign exchange loss for the three and nine months ended September 30, 2026. During the three months ended September 30, 2025, other income includes interest income earned on cash, cash equivalents, and short-term investments, foreign exchange loss, and income received for billable services not part of our ordinary activities provided by our employees to KAKEN under a Transition Services Agreement ("TSA"). The TSA was entered into in connection with the sale of the business on March 25, 2025 and expired September 30, 2025. During the nine months ended September 30, 2025, other income includes interest income earned on cash, cash equivalents, short-term investments, gain on sale of a business, foreign exchange loss, and income received for billable services not part of our ordinary activities provided by our employees to KAKEN under the TSA.

Income Tax Expense

During the three and nine months ended September 30, 2026 and 2025, we recognized no income tax expense on the condensed consolidated statements of operations and comprehensive loss. Since our formation in 2011, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations:

The following table presents the results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Product sales, net	$—	$—	$—	$7,145
Total revenue	—	—	—	7,145
Operating expenses
Selling, general and administrative	4,805	5,201	16,311	23,956
Research and development	18,138	14,345	48,263	71,942
Cost of goods sold	—	—	—	760
Total operating expenses	22,943	19,546	64,574	96,658
Loss from operations	(22,943)	(19,546)	(64,574)	(89,513)
Other income (expense), net	1,734	1,800	4,531	92,168
Net (loss) income	$(21,209)	$(17,746)	$(60,043)	$2,655

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

Product Sales, Net

Our product sales, net consist of sales of FYARRO. Product sales, net for the three months ended September 30, 2026 and 2025 were $0. Product sales, net for the nine months ended September 30, 2026 and 2025, were $0 and $7.1 million, respectively. As a result of the FYARRO Divestiture, we no longer sell FYARRO as of March 25, 2025.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2026 and 2025, were $4.8 million and $5.2 million, respectively. The decrease of $0.4 million was primarily driven by a decrease of $0.3 million in personnel expenses and $0.1 million in legal and other expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2026 and 2025 were $16.3 million and $24.0 million, respectively. The decrease of $7.7 million was primarily driven by a decrease of $4.8 million in consulting and insurance expenses, $1.4 million in legal and other expenses, $1.2 million in personnel expenses, and $0.3 million in commercial and marketing expenses.

Research and Development Expenses

The following table presents our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Personnel expenses	$3,739	$2,366	$9,862	$8,467
Consultants	1,537	853	3,210	1,653
External clinical development	10,401	2,987	25,928	47,154
Clinical drug product manufacturing	2,446	8,118	9,198	14,483
Other expenses	15	21	65	185
Total research and development expenses	$18,138	$14,345	$48,263	$71,942

Research and development expenses for the three months ended September 30, 2026 and 2025 were $18.1 million and $14.3 million, respectively. The increase of $3.8 million was primarily driven by an increase of $7.4 million in external clinical development expense primarily related to HWK-007 and HWK-016 clinical studies and includes $3.2 million in development milestone expense to WuXi Biologics upon the acceptance of our IND for HWK-206, $1.4 million in personnel expenses, and $0.7 million in consulting expenses, offset by a $5.7 million decrease in clinical drug manufacturing.

Research and development expenses for the nine months ended September 30, 2026 and 2025 were $48.3 million and $71.9 million, respectively, a decrease of $23.6 million. The decrease was primarily attributable to a $21.2 million decrease in external clinical development expenses, reflecting the $38.0 million upfront license fee recognized in 2025 under the License Agreement with WuXi Biologics. External clinical development expenses in 2026 included $8.5 million of development milestone expenses. Additionally, the overall decrease also reflected decreases of $5.3 million in clinical drug manufacturing expenses and $0.1 million in other expenses, partially offset by increases of $1.6 million in consulting expenses and $1.4 million in personnel expenses.

Cost of Goods Sold

Cost of goods sold was $0 for the three months ended September 30, 2026 and 2025. Cost of goods sold was $0 and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively, primarily reflecting royalties incurred on product sold. The decrease of cost of goods sold was due to the FYARRO Divestiture on March 25, 2025.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2026 and 2025 was $1.7 million and $1.8 million, respectively. The decrease of $0.1 million was primarily driven by a decrease in short-term investments held.

Other income (expense), net for the nine months ended September 30, 2026 and 2025 was $4.5 million and $92.2 million, respectively. The decrease of $87.7 million was primarily driven by a gain on sale of a business related to the FYARRO Divestiture recognized during the nine months ended September 30, 2025.

Liquidity and Capital Resources

Overview

As of September 30, 2026, we had $169.7 million of cash, cash equivalents and short-term investments. Based on our current plans, we believe our existing cash, cash equivalents and short-term investments will enable us to conduct our planned operations into the second half of 2028.

As of September 30, 2026, we had an accumulated deficit of $413.3 million. Our net loss was $60.0 million and net income of $2.7 million for the nine months ended September 30, 2026 and 2025, respectively. We have incurred net losses in each year since inception except for the nine months ended September 30, 2025 as we incurred net income due to the sale of a business. Losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to the cost of research and development, including conducting preclinical and clinical trials of the ADC Therapies and identifying and designing product candidates and the regulatory approval process for any product candidates we may develop.

On March 17, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an “at the market offering” pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having aggregate gross proceeds of up to $75.0 million through Cowen as our sales agent. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number or dollar value of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will pay Cowen 3.0% of the aggregate gross proceeds from each sale of shares of common stock under the Sales Agreement. As of September 30, 2026, no shares of common stock had been sold under the Sales Agreement.

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

On September 22, 2022, we entered into the purchase agreement for the 2022 PIPE Financing with the 2022 PIPE Investors for the sale of 3,373,526 shares of our common stock for a price of $12.50 per share and Pre-Funded Warrants (the "2022 Pre-funded Warrants") to purchase an aggregate of 2,426,493 shares of our common stock, at a purchase price of $12.4999 per 2022 Pre-Funded Warrant. The 2022 Pre-Funded Warrants are exercisable at an exercise price of $0.0001 and will be exercisable until exercised in full. The 2022 PIPE Financing closed on September 26, 2022. Aggregated net proceeds, after deducting certain expenses incurred of $0.3 million related to the issuance of the securities, were $72.2 million. As of September 30, 2026, all of the 2022 Pre-Funded Warrants have been exercised.

On December 19, 2024, we entered into the Subscription Agreement (the "Subscription Agreement") with certain investors (the "2024 PIPE Investors"), pursuant to which we agreed to sell to the 2024 PIPE Investors (i) 21,592,000 shares of our common stock, par value $0.0001 per share, at a purchase price of $2.40 per share, and (ii) pre-funded warrants to purchase an aggregate of 20,076,500 shares of our common stock (the "2024 Pre-Funded Warrants"), at a purchase price of $2.3999 per 2024 Pre-Funded Warrant, for aggregate net proceeds of $94.4 million, after deducting certain expenses incurred of $5.6 million related to the issuance of shares. The 2024 PIPE Financing closed on March 4, 2025. As of September 30, 2026, 16,866,574 of the 2024 Pre-Funded Warrants were still outstanding.

On May 13, 2026, we entered into a securities purchase agreement for a private investment in public equity financing (the "2026 PIPE Financing") with certain investors (the "2026 PIPE Investors"), pursuant to which we agreed to sell to the 2026 PIPE Investors (i) 4,330,866 shares of our common stock, par value $0.0001 per share, at a purchase price of $3.92 per share, and (ii) pre-funded warrants to purchase an aggregate of 17,991,021 shares of our common stock (the "2026 Pre-Funded Warrants" and together with the 2022 Pre-Funded Warrants and 2024 Pre-Funded Warrants, the "Pre-Funded Warrants"), at a purchase price of $3.9199 per 2026 Pre-Funded Warrant, for aggregate net proceeds of $81.7 million, after deducting certain expenses incurred of $5.8 million related to the issuance of shares. As of September 30, 2026, all 17,991,021 of the 2026 Pre-Funded Warrants were outstanding.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(56,410)	$(80,199)
Net cash provided by (used in) investing activities	6,169	(4,955)
Net cash provided by financing activities	81,646	94,351
Net increase in cash and cash equivalents	$31,405	$9,197

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

For the nine months ended September 30, 2026, cash used in operating activities was $56.4 million and resulted from (i) our net loss of $60.0 million, (ii) a $0.8 million net negative impact on cash used due to changes in net operating assets and liabilities, and (iii) $4.4 million of non-cash adjustments, which were primarily related to share based compensation, depreciation, and discount amortization on short-term investments.

For the nine months ended September 30, 2025, cash used in operating activities was $80.2 million and resulted from (i) our net income of $2.7 million, (ii) a $2.5 million net negative impact on cash used due to changes in net operating assets and liabilities, and (iii) $80.3 million of non-cash adjustments, which were primarily related to gain on sale of a business, share based compensation, discount amortization on short-term investments, lease expense, and depreciation.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2026 related to the maturities of short-term investments of $111.6 million, offset by purchases of short-term investments of $105.4 million.

Cash used in investing activities for the nine months ended September 30, 2025 related to proceeds from the sale of business, maturities of short-term investments of $20.1 million, offset by purchases of short-term investments of $125.8 million and purchases of property and equipment of $0.6 million.

Financing Activities

For the nine months ended September 30, 2026 cash provided by financing activities was $81.6 million and resulted from $87.5 million in proceeds received from the sale of common stock and pre-funded warrants as part of the 2026 PIPE Financing, offset by payment of 2026 PIPE Financing related transaction costs of $5.8 million.

For the nine months ended September 30, 2025 cash provided by financing activities was $94.4 million and resulted from $100.0 million of proceeds received in the 2024 PIPE Financing (which closed in March 2025), offset by payment of 2024 PIPE Financing related transaction costs of $5.6 million.

Contractual Obligations and Commitments

In April 2022, we entered into a lease for 10,615 square feet of office space in Morristown, New Jersey. The term of the lease is seventy-three months unless terminated sooner. In connection with the FYARRO Divestiture, KAKEN assumed our sublease for the New Jersey office space, but we agreed to co-inhabit the office with KAKEN. In August 2026, we received landlord and sublandlord consent and our sublease agreement with KAKEN for shared office space became effective. The agreement has a term of twenty-one months and expires in May 2028.

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

Rent expense is being recorded on a straight-line basis. Rent expense related to the New Jersey office space was $41 thousand and $34 thousand for the three months ended September 30, 2026 and 2025, respectively. Rent expense was $0.1 million for the nine months ended September 30, 2026 and 2025. See Note 6 to the condensed consolidated financial statements for additional details.

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

On December 19, 2024, we entered into the License Agreement with WuXi Biologics for exclusive rights to certain patents and know-how pertaining to WuXi Biologics’ preclinical ADC Therapies leveraging Hangzhou DAC linker-payload technology targeting each of MUC16, PTK7 and SEZ6. Under the License Agreement, we paid $6.0 million and $38.0 million to WuXi Biologics in the fourth quarter of 2024 and the second quarter of 2025, respectively, plus a 6% VAT fee, in each case, for the rights and licenses granted to us by WuXi Biologics. Additionally, we paid $8.5 million of development milestone-related expense under the License Agreement for the nine months ended September 30, 2026.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business, including, but not limited to, the following:

•
We are a clinical-stage biopharmaceutical company, have a limited operating history and have three clinical product candidates and additional preclinical programs, which may make it difficult for you to evaluate our current business and likelihood of success and viability.
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

We just recently commenced clinical trials with the ADC Therapies and have additional programs in the preclinical stage. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields.

We have incurred significant net losses since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses since our inception, have only generated revenue from product sales for a portion of our operating history (February 2022 through March 2025), and have financed our operations principally through private placements and public offerings of our securities, federal grants and proceeds from licenses. Our net loss was $21.2 million and $17.7 million for the three months ended September 30, 2026 and 2025, respectively. We had an accumulated deficit of $413.3 million as of September 30, 2026, and $353.3 million as of December 31, 2025. These losses have resulted primarily from costs incurred in connection with research and development activities, costs incurred in connection with developing and commercializing FYARRO and general and administrative costs associated with our operations. As a result of our acquisition of the ADC Therapies, we expect to continue to incur significant selling, general and administrative expenses as well as research and development expenses related to our ongoing operations, including, identifying and designing additional product candidates, conducting preclinical studies and clinical trials for our product candidates, and navigating the regulatory approval process for the ADC Therapies and any future product candidates. Although our expenses decreased overall given the divestiture of FYARRO, including related commercial and clinical expenses, and headcount reductions, the amount of our future expenses and potential losses is uncertain.

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
•
our ability to complete IND enabling studies and successfully submit INDs or IND supplements or comparable applications, which become effective without any objections by the FDA or comparable regulatory authorities before commencing a clinical trial for the ADC Therapies and any future product candidates;
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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Following the FYARRO Divestiture, we do not have any approved products and our pipeline is comprised solely of preclinical and clinical assets. The ADC Therapies are early in clinical development. Going forward, our business will depend on our ability to advance our current and future product candidates through preclinical studies and clinical trials and obtain regulatory approval of our product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.

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

Prior to initiating clinical trials of our product candidates, we need to complete IND-enabling studies and file an IND or similar application to the FDA or regulatory authorities in other jurisdictions. For example, we completed IND-enabling studies, filed INDs for the ADC Therapies and the FDA cleared the INDs for HWK-007, HWK-016 and HWK-206 in the fourth quarter of 2025, first quarter of 2026 and third quarter of 2026, respectively, but we may not be able to receive such clearance for other product candidates on the timeline we expect. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that result in the suspension or termination of clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory clearance for our trials may prevent us from developing product candidates on a timely basis, if at all. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical studies or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate. If we experience failures, setbacks or delays in our preclinical studies, clinical trials, manufacturing or regulatory efforts, our business may be materially harmed.

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

Our product candidates are next-generation ADCs using the same linker-payload designed by Hangzhou DAC and new antibodies designed by WuXi Biologics. Though ADC-based product candidates have been or are currently being evaluated by others in clinical trials using similar targets or the same linker-payload architectures, our product candidates and their antibody components have never been evaluated in human clinical trials prior to our Phase 1 studies of HWK-007 and HWK-016 that commenced in the first quarter of 2026 and of HWK-206 that commenced in the third quarter of 2026. If our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates currently use the same linker-payload architecture.

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

A Fast Track designation for HWK-206 may not lead to a faster development or review process, or we may be unable to maintain or effectively utilize such a designation. We may seek Fast Track designations from the FDA for other product candidates. Even if one or more of our product candidates receive Fast Track designation, we may not lead to a faster development or review process, or we may be unable to maintain or effectively utilize such a designation.

In November 2026, we announced that the FDA granted Fast Track designation for HWK-206 for the treatment of patients with extensive-stage small cell lung cancer with disease progression on or after platinum-based chemotherapy. We may seek Fast Track designation for other product candidates, and we may not be successful in securing such additional designation or in expediting development if such designations were received. Even if we receive Fast Track designation for product candidates, the FDA may withdraw such Fast Track designation if it believes that the Fast Track designation is no longer supported by data from our clinical development program.

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

Additionally, the collection and use of health data in the European Union is governed by the General Data Protection Regulation (the “GDPR”), which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions and may impose substantial obligations upon companies and new rights for individuals. Failure to comply with the GDPR and the applicable national data protection laws of European Union member states may result in fines up to €20.0 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Additionally, the UK has implemented legislation that substantially implements the GDPR, the UK GDPR, which provides for similar obligations and provides for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. The UK enacted the UK Data (Use and Access) Act 2025 on June 19, 2025, which made targeted amendments to the UK GDPR and the UK Data Protection Act. The European Union also has enacted numerous laws and regulations addressing cybersecurity. Similar laws have been proposed, and in certain cases enacted, in other foreign jurisdictions. For example, on August 20, 2021, the Personal Information Protection Law (“PIPL”) of the People’s Republic of China was adopted and went into effect on November 1, 2021. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year.

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

We currently rely on third parties to manufacture or supply our product candidates and their components and raw materials, many of which are sole source manufacturers and suppliers. For the near term, Hangzhou DAC will continue to manufacture the CPT113 linker-payload and WuXi Biologics and its subsidiary will continue to manufacture the antibodies underlying our ADC Therapies, including antibody development, bioconjugation and fill and finish.

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

As of November 5, 2026, we had 37 full-time or part-time employees. In order to successfully implement our plans and strategies, from time to time we may need additional managerial, operational, development, financial and other personnel. In order to successfully implement our plans and strategies, from time to time we may need additional managerial, operational, development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on and processed by our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of systems and information), which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. These risks may be heightened due to the increasing number of our and our vendors’ and contractors’ personnel working remotely. Additionally, new and evolving technologies, including artificial intelligence technologies that facilitate the identification and exploitation of security vulnerabilities, may increase cybersecurity risks. Further geopolitical events such as wars and conflicts may increase the cybersecurity threats we and the third parties we work with face. Any disruption or security breach or incident resulting in a loss, destruction, unavailability, or unauthorized alteration, dissemination, or other processing of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, have prevented or will prevent significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, or unauthorized alteration, dissemination, or other processing of, or damage to, our data that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, any such event that were to occur and cause interruptions in our operations could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss, unauthorized alteration, or unavailability of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, interruptions or other disruptions of our internal information technology systems or security breaches or incidents could result in the loss, misappropriation, and/or unauthorized access, use, disclosure, or other processing of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information or individually identifiable health information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads or is perceived to lead to unauthorized access, use, disclosure, or other processing of individually identifiable health information or personal information, including such information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of such information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under United States federal or state tax law. Our U.S. federal NOLs generated in tax years beginning before January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable United States federal tax law, and therefore could expire unused. Our U.S. federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs is generally limited to 80% of our current year taxable income.

As of December 31, 2025, after consideration of the NOLs that have been estimated to expire unused under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), we had U.S. federal NOL carryforwards of approximately $118.9 million, $40.6 million of which will begin to expire in 2030, and the remaining $78.3 million do not expire. We also have state NOL carryforwards of approximately $22.2 million available as of December 31, 2025, of which $21.3 million will begin to expire in 2037.

Following the FYARRO Divestiture, the portion of our NOLs and other tax attributes that were allocable to Aadi Subsidiary generally remain with Aadi Subsidiary and no longer constitute our tax attributes.

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. Similar rules may apply under state tax laws. We have experienced such ownership changes in the past and we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside our control. To the extent such limitations will cause NOL and research and development credit carryforwards to expire unused, these tax attributes have been removed from our deferred tax assets. Our ability to utilize our NOLs and certain other tax attributes could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations. Moreover, due to suspensions on the use of NOLs or other regulatory changes by certain jurisdictions, our NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For example, in June 2024, California enacted legislation that limits the use of state NOLs for tax years beginning on or after January 1, 2024, and before January 1, 2027.

Changes in tax laws could materially adversely affect our financial condition.

Legislation or other changes in United States and international tax laws could increase our tax liability and adversely affect after-tax profitability. For example, in August 2022, the United States enacted the Inflation Reduction Act, which implemented a number of changes, including a 1% excise tax on stock buybacks and an alternative minimum tax on adjusted financial statement income. Further, legislation commonly known as the “One Big Beautiful Bill Act” enacted in July 2025, eliminates capitalization of domestic research and experimental expenditures for taxable years beginning January 1, 2025, but retains the requirement to amortize foreign research and experimental expenditure over 15 years. Such enacted and other proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred tax assets in future periods.

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

Our patent portfolio covering the ADC Therapies is at an early stage and includes provisional applications and applications under the Patent Cooperation Treaty (“PCT”). We do not currently own or in-license any issued patents covering the ADC Therapies, and our ability to obtain patent protection and to exclude competitors is therefore uncertain. Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or the patent applications of our licensors will result in patents being issued in any particular jurisdiction or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties.

A provisional patent application is not examined and cannot itself issue as a patent. To claim the benefit of a provisional application’s filing date, a corresponding non-provisional or PCT application generally must be filed within twelve months, and failure to do so would result in the loss of that priority date. We cannot assure you that we or our licensors will file such applications in a timely manner, or that the applications, if filed, will be sufficient to support the priority claim.

A PCT application does not itself result in an issued patent. To obtain patent protection, national or regional phase applications must be filed in each jurisdiction of interest within the deadlines applicable in that jurisdiction, which are measured from the earliest priority date. Pursuing protection in every jurisdiction would be prohibitively expensive, so we and our licensors will elect to pursue protection in only a subset of jurisdictions, and the claims that issue may differ from jurisdiction to jurisdiction. We cannot assure you that national or regional phase applications will be filed in a timely manner or in all jurisdictions that may be commercially important to us.

Even if patents issue from our or our licensors’ applications, the claims granted may be significantly narrower than those originally filed, may not cover the ADC Therapies as ultimately developed and commercialized, and may be challenged, narrowed, circumvented, or invalidated. If we are unable to obtain and maintain meaningful patent protection for the ADC Therapies, we may be unable to exclude competitors from developing and marketing the same or similar products; the perceived value of our product candidates, and of our company, may be reduced; and we may be unable to assert infringement claims or counterclaims against third parties or to negotiate favorable settlements. In addition, if we experience delays in our clinical trials or in obtaining regulatory approval, the period during which we could market our product candidates under patent protection would be shortened.

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

We cannot be certain that the claims in our owned or licensed United States pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, will be considered patentable by the United States Patent and Trademark Office (the “USPTO”), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patent will not be found invalid or unenforceable if challenged.

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

Patent term is generally measured from the earliest non-provisional or PCT filing date to which a patent claims priority, and does not include the period during which a provisional application is pending. Because of the time required for clinical development and regulatory review, any such patents may expire before or shortly after our product candidates, if approved, are commercialized.

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

Government actions in certain jurisdictions, including sanctions-related measures and decrees directed at patent owners from countries such as the United States, may prevent us from obtaining, maintaining, or enforcing patent rights, or may allow third parties to use our patented inventions without compensation.

Governments may take actions that limit or eliminate patent protection or increase its cost. For example, in March 2022, the Russian government issued Decree No. 299, which provides that where the Russian government authorizes the use of a patented invention without the owner’s consent, the compensation payable to owners from countries that Russia considers “unfriendly,” which include the United States, is set at zero. As a result, we may be unable to obtain compensation for, or to enforce otherwise valid patent rights against, certain uses of our inventions in Russia, and we may not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions into Russia.

Sanctions imposed by the United States and other governments on Russia, and Russia’s countermeasures, may also impede our ability to file, prosecute, maintain, and enforce patents in Russia. Although the U.S. Treasury Department’s Office of Foreign Assets Control has authorized certain intellectual property-related transactions in Russia, including filing and prosecuting patent applications and paying maintenance fees, sanctions-related restrictions and the reluctance of financial institutions to process Russia-related payments may make it difficult or impossible to pay local counsel and other intermediaries, which could result in the abandonment or lapse of patent applications or patents. These actions could result in the partial or complete loss of patent rights in Russia.

Other jurisdictions, including China and Brazil, also have laws under which patented inventions may be exploited without the patent owner’s consent in certain circumstances, such as compulsory licensing. More generally, geopolitical developments in the United States and abroad, including sanctions, export controls, and trade measures, could increase the uncertainty and cost of prosecuting and maintaining patent applications and of maintaining, enforcing, or defending patents. Any of these developments could impair our competitive position in the affected jurisdictions and adversely affect our business, financial condition, results of operations, and prospects. See also our risk factors regarding security and data privacy breaches and regarding doing business in China.

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

Defects of form may also exist in the preparation or filing of our and our licensors’ patents and patent applications, or may arise in the future, including with respect to priority claims, inventorship listings, ownership, claim scope, timely responses to official actions, and timely requests for patent term adjustment. If there are material defects, an issued patent may be invalid or unenforceable, and we may lose patent rights or the ability to exclude others.

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

We share, and expect to continue to share, trade secrets and other confidential information with third parties located in jurisdictions that present a heightened risk of misappropriation, including through cybersecurity intrusions, and our ability to restrict former personnel from joining competitors may be limited.

Because we may rely on third parties to manufacture our product candidates and to conduct preclinical studies and clinical trials, we share, and expect to continue to share, trade secrets, know-how, and other confidential information with those parties, many of which are located outside the United States, including in China. Sharing proprietary information increases the risk of unintended disclosure or misappropriation. Any disclosure, whether intentional or unintentional, by our employees, by the employees of third parties with whom we share facilities, or by third-party consultants and vendors, or any misappropriation by third parties, including through a cybersecurity breach, could enable competitors to duplicate or surpass our technological achievements and erode our competitive position.

We may need to share proprietary information, including trade secrets, with business partners, collaborators, contractors, and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or by state actors and those affiliated with or controlled by state actors. Our confidentiality agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure, and the legal protections available for trade secrets, and the practical ability to enforce them, vary by jurisdiction. Monitoring unauthorized disclosure is difficult, and enforcing a trade secret claim is expensive, time-consuming, and unpredictable. Competitors may also purchase our products, if approved, and attempt to reverse engineer or replicate some or all of the competitive advantages we derive from our development efforts, or design around our protected technologies. See also our risk factors regarding security and data privacy breaches and regarding doing business in China.

In addition, the laws of many jurisdictions limit the enforceability of non-compete provisions in employment agreements. If such provisions are unenforceable, former employees may be free to join our competitors or to form competing businesses, potentially using know-how they gained while working for us.

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

Our rights to the linker-payload used in all of our product candidates are held through a sublicense from WuXi Biologics, which in turn licenses the technology from Hangzhou DAC. If WuXi Biologics’ license from Hangzhou DAC is terminated, or if WuXi Biologics fails to comply with its obligations under that license, our rights could be terminated or impaired.

Under the License Agreement, we have been granted worldwide development and commercialization rights to the ADC Therapies, which include rights to use linker-payloads that WuXi Biologics has licensed from Hangzhou DAC. If WuXi Biologics were to breach or otherwise fail to comply with its obligations under the Upstream License, including payment, diligence, or other obligations, Hangzhou DAC may have the right to terminate the Upstream License, which could result in the termination of our sublicense. The same could occur if the Upstream License expires or terminates for any other reason, including the insolvency or a change of control of either party.

We may have limited visibility into WuXi Biologics’ compliance with the Upstream License and limited ability to cure any breach on its behalf. The Upstream License may be complex and susceptible to multiple interpretations, and disputes could arise among us, WuXi Biologics, and Hangzhou DAC regarding, among other things, the scope of the rights granted, sublicensing rights, financial and diligence obligations, whether our technology infringes intellectual property of Hangzhou DAC that is not covered by the license, and the ownership of jointly created inventions. The resolution of any such dispute could narrow our rights or increase our financial obligations.

Because many of our product candidates currently use the same linker-payload architecture, the termination or impairment of our rights to the linker-payload would affect our pipeline, and we may be unable to develop, manufacture, or commercialize our product candidates. In that event, competitors, including parties to which WuXi Biologics or Hangzhou DAC may license the same or similar technology, could gain the freedom to develop and market competing products. See also our risk factors regarding security and data privacy breaches and regarding doing business in China.

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

Third parties, including our contract research and manufacturing organizations and other collaborators, may own or claim rights in inventions relating to our product candidates, and co-owners of patent rights may be able to license those rights to our competitors or impede our enforcement efforts.

We rely on third parties, including WuXi Biologics and its subsidiaries, contract research organizations, and contract development and manufacturing organizations, to conduct testing, process development, and manufacturing for our product candidates. Agreements with these parties may provide that improvements or inventions made in the course of their work are owned solely by the third party or jointly with us. If we determine that rights to such an improvement are necessary to commercialize our product candidates or maintain our competitive advantage, we may need to obtain a license from the third party. We may not be able to obtain a license on commercially reasonable terms, or at all, and any license may be non-exclusive, giving our competitors access to the same technology. Failure to obtain a necessary license could prevent us from commercializing our product candidates or force us to cease some of our business operations.

Certain patents or patent applications relating to our product candidates may be co-owned with third parties. Our rights in such patents may depend on agreements among the co-owners to which we are not a party. Under United States law, absent agreement to the contrary, each co-owner of a patent generally may make, use, offer to sell, and sell the patented invention, and license it to others, without the consent of, or any obligation to account to, the other co-owners. Co-owners of patents relating to our product candidates could therefore license their interests to our competitors. In addition, all co-owners generally must join as plaintiffs in an infringement action, so we may need the cooperation of any co-owner to enforce such patents, and that cooperation may not be provided.

Disputes regarding inventorship and ownership may also arise from conflicting views about the contributions of different individuals, from the effects of foreign laws where foreign nationals or foreign entities are involved in developing the subject matter of a patent, or from conflicting obligations of third parties involved in developing our product candidates. Our product candidates incorporate antibodies designed by WuXi Biologics and a linker-payload designed by Hangzhou DAC, each of which is located in China. The failure to name the proper inventors on a patent can result in the patent being invalid or unenforceable. Litigation may be necessary to resolve such disputes, and if we fail to defend against such claims, we could lose valuable intellectual property rights, such as exclusive ownership of, or the right to use, intellectual property that is important to our product candidates. Even if we are successful, litigation could result in substantial costs and distraction to our management and other employees.

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

The use of artificial intelligence and other new and evolving technologies in our operations, or by our collaborators and service providers, may present risks to our intellectual property and confidential information and may subject us to evolving legal requirements.

We and our third-party collaborators and service providers may use artificial intelligence, machine learning, and other automated or computational technologies (collectively, “AI”) in connection with our research, development, regulatory, and operational activities. The use of AI can give rise to intellectual property risks, including uncertainty regarding the patentability and ownership of AI-assisted inventions, the compromise of proprietary or confidential information, inaccurate or biased outputs, data privacy and cybersecurity issues, disputes regarding the provenance of data used to train or operate AI systems, and claims of infringement or misappropriation.

The legal framework governing inventorship of AI-assisted inventions is evolving. In November 2025, the USPTO rescinded the guidance it issued in February 2024 and issued revised guidance stating that AI systems cannot be named as inventors, that the same legal standard for inventorship applies to all inventions regardless of whether AI was used, and that the factors set forth in Pannu v. Iolab Corp., 155 F.3d 1344 (Fed. Cir. 1998), apply only in determining whether multiple natural persons qualify as joint inventors. Further changes in USPTO guidance, court decisions, or legislation in the United States or abroad could affect our ability to obtain, maintain, or enforce patents covering inventions developed with the assistance of AI. If we or our licensors are unable to establish that a natural person conceived each claimed invention, patents covering those inventions could be challenged as invalid or unenforceable on inventorship grounds.

Information that we or our service providers input into third-party AI tools may be retained, used to train models, or disclosed to others, which could compromise trade secrets or, in some circumstances, patentability. AI may have errors or inadequacies that are not easily detectable, and if the data used to train AI, or the content that AI applications assist in producing, are deficient, inaccurate, or biased, our business may be adversely affected. We also expect increasing government regulation of AI, including the European Union’s Artificial Intelligence Act, which entered into force on August 1, 2024 and imposes obligations on providers and deployers of AI systems, and which may increase our compliance costs. Our employees, collaborators, or third-party service providers may incorporate AI tools into their work in ways that do not meet evolving regulatory or industry standards.

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

For example, the BIOSECURE Act was signed into law as a part of the 2026 National Defense Authorization Act, which includes Section 851 regarding a “[p]rohibition on contracting with certain biotechnology providers." This law restricts federal government contracts, grants, and loans from being issued to companies that use biotechnology equipment or services produced or provided by select Chinese biotechnology companies (each, a “biotechnology company of concern”), as part of such companies’ performance of those agreements with the U.S. government. This legislation, including its implementing regulations, or similar legislation in the future, could adversely impact our current or future third-party arrangements with certain companies, including those in China or Chinese-owned U.S. companies, which could delay or impact our clinical trials and consequently delay or obstruct successful commercialization of our product candidates. Foreign CMOs may be a target of U.S. legislation, including the BIOSECURE Act, and trade restrictions and other foreign regulatory requirements could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, restrict or even prohibit our ability to work with such CMOs, or have an adverse effect on our ability to secure significant commitments from governments to purchase potential therapies. Once the implementing regulations of Section 851 come into effect, which will be no later than the third quarter of 2028, some of our business partners like WuXi Biologics may be designated as biotechnology companies of concern through the criteria and process established by the implementing regulations. Even if we do not seek any covered federal government contracts, grants, or loans, it is possible that commercial partners, government agencies, or other third parties may view our business less favorably if we contract with entities that ultimately become biotechnology companies of concern.

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

As described in Note 12 (Commitments and contingencies) to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have been and may in the future become, party to lawsuits and legal proceedings including, without limitation, actions and proceedings in the ordinary course of business relating to our collaboration partners, directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. For example, in June 2022, EOC filed a Request for Arbitration with the International Chamber of Commerce’s International Court of Arbitration against us. In the Request for Arbitration, EOC claimed that we breached certain provisions of the EOC License Agreement, including failing to provide certain manufacturing information to EOC. As a result, we became party to a lengthy arbitration process and, although we were found not liable for any damages to EOC in the arbitration panel’s final award in September 2024, we nevertheless experienced management distraction and incurred significant legal fees to defend ourselves.

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

Our stock price is volatile.

The market price of our common stock could be subject to significant fluctuations. From the completion of our reverse merger with Aerpio Pharmaceuticals, Inc. on August 26, 2021 through November 5, 2026, the closing price for our common stock ranged from a low of $1.32 to a high of $33.00 per share. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
the results of current, and any future, nonclinical or clinical trials of the ADC Therapies or any of our product candidates that we may develop;

•
our ability to obtain regulatory approvals for ADC Therapies or for any other product candidates that we may develop, and delays or failures to obtain such approvals;
•
the failure of the ADC Therapies or any product candidates that we may develop, if approved, for marketing and commercialization, to achieve commercial success;
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

On February 12, 2024, we filed a universal shelf registration statement on Form S-3 (File No. 333-277018) (the “Shelf Registration Statement”), which became effective on April 30, 2024. No securities have yet been sold under the Shelf Registration Statement. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. Further, pursuant to the (i) Registration Rights Agreement dated March 4, 2025, we filed a registration statement on Form S-3 to register the shares of common stock (including those subject to pre-funded warrants) issued and sold in the 2024 PIPE Financing that closed on March 4, 2025, which registration statement was declared effective on April 8, 2025, and (ii) Registration Rights Agreement dated May 14, 2026, we filed a registration statement on Form S-3 to register the shares of common stock (including those subject to pre-funded warrants) issued and sold in the 2026 PIPE Financing that closed on May 14, 2026, which registration statement was declared effective on June 9, 2026.

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

Our operations and performance may be affected by political or civil unrest or military action, including the current conflicts in Ukraine and the Middle East, terrorist activity, unstable governments and legal systems. As a result of global economic conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. Our ability to conduct clinical trials in regions experiencing political or civil unrest could negatively affect clinical trial enrollment or the timely completion of a clinical trial. We believe the aforementioned economic conditions could lead to reduced demand for our drug products, which could have a material adverse effect on our business and results of operations.

Additionally, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of September 30, 2026, we had cash, cash equivalents and short-term investments of $169.7 million consisting of U.S. government treasury bills, commercial paper, and corporate debt securities. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our investments.

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

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.

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

The use of new and evolving technologies, such as AI, in our operations may require us to expend material resources and may present risks and challenges that can impact our business, including by posing security and other risks to our confidential information, proprietary information and personal information, any of which may result in reputational harm and liability, or otherwise adversely affect our business.

We may integrate AI, including generative artificial intelligence (“Gen AI”), machine learning, and automated decision-making technologies into our operations. The use of AI technology, including Gen AI, can give rise to intellectual property risks, including uncertainty regarding ownership of AI-generated inventions, compromises to proprietary IP, inaccuracy, bias, data privacy and cybersecurity issues, data provenance disputes, and infringement or misappropriation claims. The legal landscape for AI-generated inventions remains uncertain, and development of the law in the U.S. and abroad could impact our ability to enforce proprietary rights or protect against infringing uses. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents. For example, on February 13, 2024, the USPTO issued AI Inventorship guidance entitled “Inventorship Guidance for AI-assisted Inventions” which indicated that the three-part test articulated in Pannu v. Iolab Corp. 155 F.3d 1344 (Fed. Cir. 1998) was relevant to the inventorship analysis of AI-assisted inventions. However, the USPTO rescinded the February 13, 2024, guidance and issued a new guidance document entitled “Revised Inventorship Guidance for AI-Assisted Inventions” on November 28, 2025, which treats AI systems as tools, applies the same inventorship standard regardless of AI assistance, and provides that the Pannu factors only apply when determining whether multiple natural persons qualify as joint inventors. Although this guidance reduces certain uncertainty, it is not binding on courts, and its application to specific AI-assisted inventions is thus highly uncertain and subject to fact-dependent, and the standards applied in other jurisdictions may differ and may change based on USPTO guidance and law.

Our employees may use AI including Gen AI in certain circumstances to perform portions of their work. There can be no assurance that employees will not inadvertently or improperly input information that is proprietary, confidential, or sensitive information, including trade secrets, into AI systems in a manner that results in unauthorized disclosure or loss of confidentiality. Many AI tools are provided by third-party vendors, and we may have limited ability to control or verify how information submitted by employees is processed, stored, retained, or used by such providers, including whether such information may be incorporated into model training or otherwise accessed or disclosed. Any failure to adequately prevent the disclosure or misuse of our proprietary or confidential information, whether due to employee error, inadequate controls, evolving AI system functionality, or third-party practices, could result in the loss of trade secret protection and the disclosure of confidential information related to our inventions and product candidates, which could preclude us from obtaining patents covering disclosed inventions and product candidates, all of which could impair or preclude our ability to obtain patent protection covering the disclosed subject matter, or result in breaches of confidentiality obligations to our collaborators and other third parties, or violations of privacy laws. Any of these outcomes could adversely affect our business.

AI is a rapidly evolving field, and we cannot predict how AI technologies and their adoption will develop or how those developments will affect our business. AI, including Gen AI, may have errors or inadequacies that are not easily detectable. If the data used to train AI or the content AI applications assist in producing are deficient, inaccurate, or biased, our business may be adversely affected. We expect increasing government regulation of AI use (including the EU’s AI Act which entered into force on August 1, 2024), which may significantly increase compliance costs. This legislation may impose significant obligations on providers and deployers of AI systems. The legal and regulatory landscape for AI-related intellectual property remains uncertain and continues to evolve, and developments in the law in the U.S. and abroad could increase our compliance costs or affect our ability to enforce and protect our proprietary rights.

The rapid evolution of AI (including Gen AI) may, to the extent we decide to integrate such technologies with our products and services, require the application of significant resources to design, develop, test and maintain such products and services to help ensure that any such AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. We also may need to expend further resources to adjust our business practices, as these laws and regulations evolve, especially where requirements across jurisdictions are inconsistent. Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could materially and adversely affect our business, financial condition, results of operations, and prospects.

Our vendors may in turn incorporate AI tools (including Gen AI) into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world could use increasingly sophisticated methods, including the use of Gen AI, to engage in illegal activities involving the theft and misuse of personal information, financial and other confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38560) filed with the SEC on March 18, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

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

WHITEHAWK THERAPEUTICS, INC.

Date: November 9, 2026	By:	/s/ Scott Giacobello
Scott Giacobello
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)